Form 10-Q
period 1993-12-31
FLORIDA ROCK INDUSTRIES INC
filed 1994-02-09
CIK 37651

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
     (Mark one)

     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended December 31, 1993

                                        OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


     Commission File Number 1-7159


                           FLORIDA ROCK INDUSTRIES, INC.
            (exact name of registrant as specified in its charter)

               Florida                                      59-0573002
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                   Identification No.)


                155 East 21st Street, Jacksonville, Florida  32206
                     (Address of principal executive offices)
                                    (Zip Code)


                                   904/355-1781
               (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 1994: 9,486,694 shares of $.10 par value common stock.

                            FLORIDA ROCK INDUSTRIES, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEET
                                   (In thousands)
                                     (Unaudited)


                                               December 31,      September 30,
                                                   1993               1993
   ASSETS
   Current assets:
    Cash and cash equivalents                  $  3,578          $  4,069
    Accounts and notes receivable, less
     allowance for doubtful accounts of
     $1,557 ($1,428 at September 30, 1993)       37,811            41,931
    Inventories:
     Finished products                           18,770            19,034
     Raw materials                                3,130             2,962
     Parts and supplies                           1,056             1,109
    Total inventories                            22,956            23,105
    Prepaid expenses and other                    5,226             3,912
     Total current assets                        69,571            73,017
   Other assets                                  27,079            29,257
   Property, plant and equipment, at cost:
    Land                                        103,321           103,423
    Plant and equipment                         347,192           344,852
                                                450,513           448,275
    Less accumulated depreciation,
     depletion and amortization                 243,827           238,165
     Net property, plant and equipment          206,686           210,110
                                               $303,336          $312,384

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
    Short-term notes payable to banks          $  8,500          $ 10,200
    Accounts payable                             18,802            21,906
    Dividends payable                             2,371                 -
    Accrued income taxes                          3,394             2,403
    Accrued liabilities                           7,987            10,778
    Long-term debt due within one year            9,330             6,746
     Total current liabilities                   50,384            52,033

   Long-term debt                                27,544            43,877
   Deferred income taxes                         30,741            30,734
   Other accrued liabilities                     14,501            14,146

   Stockholders' equity:
    Preferred stock, no par value;
     10,000,000 shares authorized                     -                 -
    Common stock, $.10 par value;
     50,000,000 shares authorized,
     9,486,409 shares issued (9,288,708 at
     September 30, 1993)                            949               929
    Capital in excess of par value               17,378            11,430
    Retained earnings                           161,839           161,268
    Less cost of treasury stock, 15
     shares  (93,208  shares at  September 30,
     1993)                                            -            (2,033)
     Total stockholders' equity                 180,166           171,594
                                               $303,336          $312,384


   See accompanying notes.

                            FLORIDA ROCK INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED STATEMENT OF INCOME
                       (In thousands except per share amounts)
                                     (Unaudited)



                                                              Three Months Ended
                                                                 December  31

                                                               1993       1992



     Net sales                                               $75,906    $66,857
     Cost of sales                                            63,904     59,346

     Gross profit                                             12,002      7,511

     Selling, general and
      administrative expense                                   7,180      6,909

     Operating profit                                          4,822        602

     Interest expense                                           (630)      (670)
     Interest income                                             124        131
     Other income net                                             89         14

     Income before income taxes                                4,405         77
     Provision for income taxes                                1,463         19

     Net income                                              $ 2,942    $    58

     Per common share:
       Income                                                   $.31       $.01

       Cash dividends                                           $.25       $.25

     Weighted average number
      of shares                                            9,391,610  9,196,184



     See accompanying notes.

                            FLORIDA ROCK INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                    THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992
                                    (In thousands)
                                     (Unaudited)

                                                            1993          1992
   Cash flows from operating activities:
     Net income                                           $ 2,942       $    58
     Adjustments to reconcile net income to net
      cash provided from operating activities:
       Depreciation, depletion and amortization             6,451         6,473
       Net changes in operating assets and liabilities:
        Decrease in accounts receivable                     6,121         3,970
        Decrease in inventories                               149           306
        Increase in prepaid expenses and other             (1,315)         (773)
        Decrease in accounts payable and accrued
         liabilities                                       (4,542)       (2,372)
       Decrease in deferred income taxes                        -          (173)
       Gain on disposition of property, plant and
        equipment                                             (15)         (346)
       Other, net                                               5            (2)

   Net cash provided from operating activities              9,796         7,141


   Cash flows from investing activities:
     Purchase of property, plant and equipment             (2,917)       (4,842)
     Proceeds from the sale of property, plant and
      equipment                                               118           320
     Proceeds from the disposition of other assets              -           423
     Collections of notes receivable                           67            54
     Additions to other assets and other                     (106)          (93)

   Net cash used in investing activities                   (2,838)       (4,138)


   Cash flows from financing activities:
     Net increase (decrease) in short-term debt            (1,700)        2,000
     Repurchase of Company stock                                -           (64)
     Repayment of debt                                     (5,749)       (2,766)
     Payment of dividends                                       -        (2,299)

   Net cash used in financing activities                   (7,449)       (3,129)

   Net decrease in cash and cash equivalents                 (491)         (126)
   Cash and cash equivalents at beginning of year           4,069         1,201

   Cash and cash equivalents at end of period             $ 3,578      $  1,075



   See accompanying notes.

                            FLORIDA ROCK INDUSTRIES, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1993
                                     (Unaudited)

     (1)  Basis of Presentation

          The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with the Company's regular accounting practices and include all normal recurring accruals and adjustments. In the opinion of Company management, all adjustments necessary for a fair statement of the results for the interim periods have been made. Results for interim periods should not be regarded as necessarily indicative of results for a full year.

     (2)  Earnings Per Share

          Earnings per share are based on the weighted average number of common shares outstanding and common stock equivalents, where applicable, during the periods. Fully diluted earnings per share are not reported because their effect would have been less than 3% dilutive.

     (3)  Supplemental Disclosures of Cash Flow Information.

          Cash paid (received) during the three months ended December 31, 1993 and 1992 for certain expense items are (in thousands):

                                                   1993          1992
           Interest expense, net of
            amount capitalized                   $1,125         $1,001
           Income taxes                          $  464        ($  202)

          The following schedule summarizes noncash investing and financing activities for the nine months ended December 31, 1993 and 1992 (in thousands):
                                                   1993           1992

            Additions to property, plant
             and equipment from:
              Exchanges                           $   11         $   11
              Issuance of debt                    $    -         $  364
            Issuing of common stock in
             payment of note payable              $8,000


                         MANAGEMENT'S DISCUSSION AND ANALYSIS

     Operating Results

          In the first quarter of fiscal 1994, ended December 31, 1993, consolidated net sales increased 13% from the same period last year. The increase in sales was primarily attributed to higher volumes in most of the Company's markets with modest price improvement in some markets due to improving demand for construction products in most markets. In the first quarter, gross profit increased 60% and gross profit margin increased to 15.8% from 11.2%. The increases resulted principally from the sales increase.

          Selling, general and administrative expenses were down approximately 3% for the quarter as a result of the continuing efficiencies being realized from the consolidation of operations. However, total selling, general and administrative expense for the current period increased due to the impact of profit sharing and incentive compensation that are linked directly to profitability.

          The decrease in interest expense in the current period is due principally to a lower average debt outstanding and lower average interest rate.

          The sales recovery expected for fiscal 1994 is taking place. Commercial construction markets remain overbuilt and are not expected to show any meaningful signs of recovery for some time to come.
          Construction of single-family homes has recovered to reasonable levels. Infrastructure programs are expected to grow modestly.

          The Company expects a continued recovery through the balance of this year.


     Financial Condition

          The Company continues to maintain its sound financial condition with sufficient resources to meet anticipated capital expenditures and other operating requirements.

          While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Note 13 to the consolidated financial statements included in the Company's 1993 Annual Report to stockholders and in Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1993, and such information is incorporated herein by reference.


                              PART II OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.    The response  to this  item  is submitted  as  a separate
          section entitled "Exhibit Index" on page 7 of this Form 10-Q.

     (b)  Reports on Form 8-K.   There were no reports on Form 8-K  filed during
          the three months ended December 31, 1993.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     February 1, 1994                      FLORIDA ROCK INDUSTRIES, INC.


                                           RUGGLES B. CARLSON
                                           Ruggles B. Carlson
                                           Vice President-Finance
                                            and Treasurer
                                           (Principal Financial and
                                            Accounting Officer)

                            FLORIDA ROCK INDUSTRIES, INC.

                  FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1993



                                    EXHIBIT INDEX



                                                                      Page No.in
                                                                      Sequential
                                                                      Numbering


     (4)(a) Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 5, 1990, among Florida Rock Industries, Inc.; Continental Bank, N. A.; Barnett Bank of Jacksonville, N. A.; Sun Bank, National Association; Crestar Bank; First Union National Bank of Florida; The First National Bank of Maryland; Southeast Bank,. N. A.; and Maryland National Bank. Previously filed with Form 10-K for September 30, 1990. File No. 1-7159.

     (4)(b) First Amendment dated as of September 30, 1992 to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 5, 1990. Previously filed with Form 10-K for September 30, 1992. File No. 1-7159.

     (4)(c) The Company and its consolidated subsidiaries have other long-term debt agreements which do not exceed 10% of the total consolidated assets of the Company and its subsidiaries, and the Company agrees to furnish copies of such agreements and constituent documents to the Commission upon request.

     (11)      Computation of earnings per share.                             9