Form 10-Q
period 1994-03-31
FLORIDA ROCK INDUSTRIES INC
filed 1994-05-13
CIK 37651

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
(Mark one)

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1994

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1994: 9,486,782 shares of $.10 par value common stock.


                            FLORIDA ROCK INDUSTRIES, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEET
                                   (In thousands)
                                     (Unaudited)

                                                 March 31,       September 30,
                                                   1994               1993
   ASSETS
   Current assets:
    Cash and cash equivalents                  $    191          $  4,069
    Accounts and notes receivable, less
     allowance for doubtful accounts of
     $1,890 ($1,428 at September 30, 1993)       36,870            41,931
    Inventories:
     Finished products                           20,173            19,034
     Raw materials                                3,348             2,962
     Parts and supplies                           1,056             1,109
    Total inventories                            24,577            23,105
    Prepaid expenses and other                    5,540             3,912
     Total current assets                        67,178            73,017
   Other assets                                  26,483            29,257
   Property, plant and equipment, at cost:
    Land                                        103,412           103,423
    Plant and equipment                         349,902           344,852
                                                453,314           448,275
    Less accumulated depreciation,
     depletion and amortization                 248,467           238,165
     Net property, plant and equipment          204,847           210,110
                                               $298,508          $312,384

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
    Short-term notes payable to banks          $  9,200          $ 10,200
    Accounts payable                             23,228            21,906
    Accrued income taxes                              -             2,403
    Accrued liabilities                          10,014            10,778
    Long-term debt due within one year           10,376             6,746
     Total current liabilities                   52,818            52,033

   Long-term debt                                21,428            43,877
   Deferred income taxes                         29,064            30,734
   Other accrued liabilities                     14,787            14,146

   Stockholders' equity:
    Preferred stock, no par value;
     10,000,000 shares authorized                     -                 -
    Common stock, $.10 par value;
     50,000,000 shares authorized,
     9,486,809 shares issued (9,288,708 at
     September 30, 1993)                            949               929
    Capital in excess of par value               17,387            11,430
    Retained earnings                           162,075           161,268
    Less cost of treasury stock, 27
       shares (93,208 shares at September
     30, 1993)                                        -            (2,033)
     Total stockholders' equity                 180,411           171,594
                                               $298,508          $312,384

   See accompanying notes.






                            FLORIDA ROCK INDUSTRIES, INC.
                     CONSOLIDATED CONDENSED STATEMENT OF INCOME
                       (In thousands except per share amounts)
                                     (Unaudited)


                                  Three Months Ended        Six Months Ended
                                       March 31                 March 31

                                   1994        1993         1994        1993


   Net sales                      $66,995     $63,771     $142,901    $130,628
   Cost of sales                   58,324      57,136      122,228     116,482

   Gross profit                     8,671       6,635       20,673      14,146

   Selling,    general    and
   administrative expense           7,884       6,996       15,064      13,905

   Operating profit                   787        (361)       5,609         241

   Interest expense                  (517)       (692)      (1,147)     (1,362)
   Interest income                     94         118          218         249
   Other income, net                  (12)        186           77         200

   Income before income taxes         352        (749)       4,757        (672)
   Provision (benefit) for
    income taxes                      118        (196)       1,581        (177)

   Net income                     $   234    ($   553)    $  3,176   ($    495)

   Per common share:
     Income                          $.02       ($.06)        $.34       ($.05)

     Cash dividends                  $. -        $. -         $.25        $.25

   Weighted average number of
    shares                      9,554,700   9,199,254    9,473,369   9,195,862


   See accompanying notes

                            FLORIDA ROCK INDUSTRIES, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                      SIX MONTHS ENDED MARCH 31, 1994 AND 1993
                                   (In thousands)
                                     (Unaudited)

                                                            1994          1993
   Cash flows from operating activities:
     Net income                                           $ 3,176      ($   495)
     Adjustments to reconcile net income to net
      cash provided from operating activities:
       Depreciation, depletion and amortization            12,748        13,008
       Net changes in operating assets and liabilities:
        Decrease in accounts receivable                     4,645         3,818
        Increase in inventories                            (1,472)       (1,279)
        Increase in prepaid expenses and other             (1,020)         (106)
        Decrease in accounts payable and accrued
         liabilities                                       (1,634)         (277)
       Decrease in deferred income taxes                   (1,847)         (699)
       Gain on disposition of property, plant and
        equipment                                             (48)         (573)
       Other, net                                             208            19

   Net cash provided from operating activities             14,756        13,416


   Cash flows from investing activities:
     Purchase of property, plant and equipment             (7,309)      (11,359)
     Proceeds from the sale of property, plant and
      equipment                                               135           568
     Proceeds from the disposition of other assets            710           480
     Collections of notes receivable                        2,759            82
     Additions to other assets and other                     (750)         (180)

   Net cash used in investing activities                   (4,455)      (10,409)


   Cash flows from financing activities:
     Net increase (decrease) in short-term debt            (1,000)        2,000
     Repayment of debt                                    (10,816)       (3,075)
     Exercise of employee stock options                        10             -
     Repurchase of Company stock                               (1)          (64)
     Payment of dividends                                  (2,372)       (2,299)

   Net cash used in financing activities                  (14,179)       (3,438)

   Net decrease in cash and cash equivalents               (3,878)         (431)
   Cash and cash equivalents at beginning of year           4,069         1,201

   Cash and cash equivalents at end of period             $   191      $    770


   See accompanying notes.
                            FLORIDA ROCK INDUSTRIES, INC.
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   MARCH 31, 1994
                                     (Unaudited)

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

   (3)  Supplemental Disclosures of Cash Flow Information.

        Cash paid during the six months ended March 31, 1994 and 1993 for certain expense items are (in thousands):

                                                 1994          1993
         Interest expense, net of
          amount capitalized                   $1,629         $1,600
         Income taxes                          $6,261         $  544

        The following schedule summarizes noncash investing and financing activities for the six months ended March 31, 1994 and 1993 (in thousands):
                                                 1994           1993

          Additions to property, plant
           and equipment from:
            Exchanges                           $   12         $   61
            Issuing debt                        $    -         $  364
          Issuing of common stock in
           payment of note payable              $8,000


                        MANAGEMENT'S DISCUSSION AND ANALYSIS

   Operating Results

     In the  second quarter and first  six months of fiscal 1994, ended March
     31, 1994, consolidatd  net sales increased 5% and 9%, respectively, from the same periods last year in spite of the unusually severe winter which
     slowed  construction activity in the Company's Georgia, Virginia and
     Maryland markets.  The increases in sales were attributable to higher volumes in certain products in certain markets coupled with modest price improvement in some products in certain markets.

     Gross profit and gross profit margin improved as a result of the increased sales and the many actions taken by management during the past several quarters to reduce costs.

     Selling, general and administrative expenses were up in both current periods due to increased sales and the impact of profit sharing and incentive compensation which are linked to profitability.

     The  decrease  in  interest  expense  in  the  current  periods  is   due
     principally to a lower average debt outstanding and lower average interest rate.

     The decrease in interest income in the current periods is due principally to a reduction in notes receivable.

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

                          PART II OTHER INFORMATION

  Item 1.  Legal Proceedings

    A wrongful death action was brought in the Superior Court of New Hanover County, North Carolina (Case No. 91 CV 0023) against two of the Company's subsidiaries, S&G Concrete, Inc. and The Arundel Corporation and others, arising from the death of an employee of an affiliated company in an on-the-job industrial accident. The complaint seeks compensatory and punitive damages in unspecified amounts. The case was originally styled Dora Richardson Powell, individually, and as personal representative of the Estate of Timothy G. Powell, deceased vs. S&G Concrete Company, et al.; however, the Estate amended its complaint to show Company subsidiaries, The Arundel Corporation and S&G Prestress Company, as the new defendants. Company motions for summary judgment were granted as to each defendant. The Estate appealed each of the aforesaid orders for summary judgment. On April 19, 1994, the North Carolina Court of Appeals affirmed the Summary Judgement granted as to each defendant. The Estate has the right to appeal this decision to the North Carolina Supreme Court. This matter has been previously reported in the 10-Q for the quarters ending December 31, 1990, and March 31, 1993 and in the 10-K for the years ending September 30, 1991 and September 30, 1993.


  Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits. The response to this item is submitted as a separate section entitled "Exhibit Index" on page 7 of this Form 10-Q.

 (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended March 31, 1994.


                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   May 10, 1994                          FLORIDA ROCK INDUSTRIES, INC.


                                         RUGGLES B. CARLSON
                                         Ruggles B. Carlson
                                         Vice President-Finance
                                          and Treasurer
                                         (Principal Financial and
                                          Accounting Officer)

                            FLORIDA ROCK INDUSTRIES, INC.

                   FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1994


                                    EXHIBIT INDEX


                                                                    Page No. in
                                                                    Sequential
                                                                    Numbering


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