Form 10-Q
period 1994-06-30
FLORIDA ROCK INDUSTRIES INC
filed 1994-08-11
CIK 37651

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
     (Mark one)

     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended June 30, 1994

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1994: 9,486,726 shares of $.10 par value common stock.





                            FLORIDA ROCK INDUSTRIES, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEET
                                   (In thousands)
                                     (Unaudited)

                                                June 30,      September 30,
                                                   1994               1993
   ASSETS
   Current assets:
    Cash and cash equivalents                  $  1,492          $  4,069
    Accounts and notes receivable, less
     allowance for doubtful accounts of
     $2,041 ($1,428 at September 30, 1993)       49,460            41,931
    Inventories:
     Finished products                           18,052            19,034
     Raw materials                                3,566             2,962
     Parts and supplies                             979             1,109
    Total inventories                            22,597            23,105
    Prepaid expenses and other                    4,562             3,912
     Total current assets                        78,111            73,017
   Other assets                                  26,319            29,257
   Property, plant and equipment, at cost:
    Land                                        105,225           103,423
    Plant and equipment                         355,265           344,852
                                                460,490           448,275
    Less accumulated depreciation,
     depletion and amortization                 252,508           238,165
     Net property, plant and equipment          207,982           210,110
                                               $312,412          $312,384

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
    Short-term notes payable to banks          $ 13,300          $ 10,200
    Accounts payable                             25,984            21,906
    Dividends payable                             2,372                 -
    Accrued income taxes                          3,589             2,403
    Accrued liabilities                          12,261            10,778
    Long-term debt due within one year            6,048             6,746
     Total current liabilities                   63,554            52,033

   Long-term debt                                20,558            43,877
   Deferred income taxes                         27,916            30,734
   Other accrued liabilities                     15,289            14,146

   Stockholders' equity:
    Preferred stock, no par value;
     10,000,000 shares authorized                     -                 -
    Common stock, $.10 par value;
     50,000,000 shares authorized,
     9,486,809 shares issued (9,288,708 at
     September 30, 1993)                            949               929
    Capital in excess of par value               17,387            11,430
    Retained earnings                           166,761           161,268
    Less cost of treasury stock, 67
       shares (93,208 shares atSeptember
     30, 1993)                                       (2)           (2,033)
     Total stockholders' equity                 185,095           171,594
                                               $312,412          $312,384


   See accompanying notes.

                         FLORIDA ROCK INDUSTRIES, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                    (In thousands except per share amounts)
                                  (Unaudited)


                                 Three Months Ended        Nine Months Ended
                                       June 30                  June 30

                                   1994        1993         1994        1993


  Net sales                      $95,598     $82,682     $238,499    $213,310
  Cost of sales                   75,492      68,420      197,720     184,902

  Gross profit                    20,106      14,262       40,779      28,408

  Selling,    general    and
  administrative expense           8,842       7,922       23,906      21,827

  Operating profit                11,264       6,340       16,873       6,581

  Interest expense                  (536)       (739)      (1,683)     (2,101)
  Interest income                    116         121          334         370
  Other income, net                   20          63           97         263

  Income before income taxes      10,864       5,785       15,621       5,113
  Provision for
   income taxes                    3,806       1,574        5,387       1,397

  Net income                     $ 7,058     $ 4,211     $ 10,234    $  3,716

  Per common share:
    Income                          $.74        $.46        $1.08        $.41

    Cash dividends                  $.25        $.25         $.50        $.50

  Weighted average number of
   shares                      9,492,660   9,208,164    9,478,275   9,195,752


  See accompanying notes

                          FLORIDA ROCK INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1994 AND 1993
                                 (In thousands)
                                   (Unaudited)

                                                    1994             1993
     Cash flows from operating activities:
       Net income                                 $10,234          $ 3,716
       Adjustments to reconcile net income
        to net cash provided from operating
        activities:
         Depreciation, depletion and
          amortization                             19,165           19,604
         Net changes in operating assets and
          liabilities:
          Increase in accounts receivable          (7,686)          (7,407)
          Decrease (Increase) in inventories          508           (1,351)
          Decrease (Increase) in prepaid
           expenses and other                        (795)             741
          Increase in accounts payable and
           accrued liabilities                      7,893            7,841
         Decrease in deferred income taxes         (2,673)          (1,998)
         Gain on disposition of property,
          plant and equipment                        (385)          (1,061)
         Other, net                                   282               17

     Net cash provided from operating
      activities                                   26,543           20,102

     Cash flows from investing activities:
       Purchase of property, plant and
        equipment                                 (16,848)         (26,444)
       Proceeds from the sale of property,
        plant and equipment                           552            1,168
       Proceeds from the disposition of other
        assets                                        694              480
       Additions to notes receivable                  (57)               -
       Collections of notes receivable              2,854              374
       Additions to other assets and other         (1,034)          (1,787)

     Net cash used in investing activities        (13,839)         (26,209)

     Cash flows from financing activities:
       Proceeds from long-term debt                     -           11,000
       Net increase in short-term debt              3,100              600
       Repayment of debt                          (16,018)          (3,221)
       Exercise of employee stock options              10                -
       Repurchase of Company stock                     (1)             (64)
       Payment of dividends                        (2,372)          (2,298)

     Net cash provided from (used  in)
     financing activities                         (15,281)           6,017

     Net decrease in cash and cash equivalents     (2,577)             (90)
     Cash and cash equivalents at beginning
     of year                                        4,069            1,201

     Cash and cash equivalents at end of
      period                                      $ 1,492          $ 1,111

     See accompanying notes.

                            FLORIDA ROCK INDUSTRIES, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    JUNE 30, 1994
                                     (Unaudited)

     (1)  Basis of Presentation
          The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the nine months ended June 30, 1994, are not necessarily indicative of the results that may be expected for the year ended September 30, 1994. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 1993.

     (2)  Earnings Per Share
          Earnings per share are based on the weighted average number of common shares outstanding and common stock equivalents, where applicable, during the periods. Fully diluted earnings per share are not reported because their effect would have been less than 3% dilutive.

     (3)  Supplemental Disclosures of Cash Flow Information
          Cash paid during the nine months ended June 30, 1994 and 1993 for certain expense items are (in thousands):

                                                   1994          1993
           Interest expense, net of
            amount capitalized                   $2,284         $2,205
           Income taxes                          $8,077         $1,112

          The following schedule summarizes noncash investing and financing activities for the nine months ended June 30, 1994 and 1993 (in thousands):
                                                   1994           1993

            Additions to property, plant
             and equipment from:
              Exchanges                           $  269         $ 61
              Issuing debt                        $    -         $686
            Issuing of common stock in
             payment of note payable              $8,000            -
            Additions to notes receivable from
             the sale of property, plant,
             and equipment                        $  440            -

     (4) The Company and its subsidiaries are subject to legal proceedings and claims arising out of their businesses that cover a wide range of matters. Additional information concerning these matters is presented in Note 13 to the consolidated financial statements included in the Company's 1993 Annual Report to stockholders, in Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1993, and in Part II, Item 1 "Legal Proceedings" of the Company's Forms 10-Q for the quarters ended March 31, 1994 and June 30, 1994; and such information is incorporated herein by reference.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS

   Operating Results

        In the third quarter and first nine months of fiscal 1994, ended June 30, 1994, consolidated net sales increased 16% and 12%, respectively, from the same periods last year. The increases in sales were attributable to higher volumes coupled with modest price improvement in most markets due to strengthening demand.

        The current nine month period was adversely affected by the unusually severe winter which slowed construction activity in the Company's Georgia, Virginia, and Maryland markets during the second quarter.

        Gross profit and gross profit margin improved in both current periods as a result of the increased sales and the many actions taken by management during the past several quarters to reduce costs.

        Selling, general and administrative expense was up in both current periods due to increased sales and the impact of profit sharing and incentive compensation which are linked to profitability.

        The decrease in interest expense in the current periods is due principally to a lower average debt outstanding.

        The decrease in interest income in the current periods is due principally to a reduction in notes receivable.

        The sales recovery expected for fiscal 1994 is taking place. Commercial construction markets remain overbuilt. Construction of single-family homes has recovered to reasonable levels. Infrastructure programs are expected to grow modestly.

        The Company expects a continued recovery through the balance of this year.


   Financial Condition

        The Company continues to maintain its sound financial condition with sufficient resources to meet anticipated capital expenditures and other operating requirements.

        While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters and other contingent liabilities is presented in Note 13 to the consolidated financial statements included in the Company's 1993 Annual Report to stockholders, in Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1993, and in Part II, Item 1 "Legal Proceedings" of the Company's Forms 10-Q for the quarters ended March 31, 1994 and June 30, 1994; and such information is incorporated herein by reference.


                            PART II OTHER INFORMATION


   Item 1.  Legal Proceedings

        On May 26, 1993, Region 5 of the National Labor Relations Board ("NLRB") issued a Complaint against a subsidiary of the Company (herein the "Subsidiary") based on unfair labor practice charges filed earlier by Teamsters Local 639. The Complaint alleged that the Subsidiary had unlawfully withdrawn recognition from the Teamsters based upon an employee petition which, it is also alleged, failed to represent the sentiments of a majority of the employees in the bargaining unit eligible to vote on the question concerning representation. The Complaint further alleged that the Subsidiary followed the withdrawal of recognition with unilateral changes in terms and conditions of employment which also constituted violations of the National Labor Relations Act. The Complaint seeks an order from the NLRB requiring the Subsidiary to recognize the Teamsters as its employees' exclusive collective bargaining representative, to restore to the status quo the terms and conditions of employment which were unilaterally changed, and to make whole the affected employees and certain employee benefit plans for whatever they lost as a result of the changes. The Subsidiary has denied any violations as charged and is defending vigorously its position. On April 21, 1994, an Administrative Law Judge ("ALJ") of the NLRB issued a Recommended Decision and Order recommending a ruling against the Subsidiary's position and recommending the relief sought in the Complaint. The Subsidiary has filed with the NLRB exceptions (the equivalent of an appeal) against the ALJ's recommendations. The amount of ultimate liability, if any, with respect to this matter cannot reasonably be estimated. However, it is the opinion of the Company's management that the ultimate disposition of this matter will not have a material adverse effect on the Company's financial position.

        Part II, Item 1 "Legal Proceedings" of the Company's Form 10-Q for the quarter ended March 31, 1994 is hereby incorporated by reference in this Form 10-Q.

   Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits.    The response  to this  item  is submitted  as  a separate
        section entitled "Exhibit Index" on page 7 of this Form 10-Q.

   (b)  Reports on  Form 8-K.   During the  quarter ended June  30, 1994,  the
        Company filed a Form 8-K dated May 4, 1994 reporting a change in the Company's certifying accountants under Item 4.

                                    SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   August 5, 1994                        FLORIDA ROCK INDUSTRIES, INC.


                                         RUGGLES B. CARLSON
                                         Ruggles B. Carlson
                                         Vice President-Finance
                                          and Treasurer

                                         (Principal Financial and
                                          Accounting Officer)

                          FLORIDA ROCK INDUSTRIES, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1994



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

   (4)(c)    Second  Amendment dated  as  of June  30,  1994 to  the
             Amended  and  Restated Revolving  Credit and  Term Loan
             Agreement dated as of December 5, 1990.                   10 - 16

   (4)(d) The Company and its consolidated subsidiaries have other long-term debt agreements which do not exceed 10% of the total consolidated assets of the Company and its subsidiaries, and the Company agrees to furnish copies of such agreements and constituent documents to the Commission upon request.

   (11)      Computation of earnings per share.                             17