Form 10-K
period 1994-09-30
FLORIDA ROCK INDUSTRIES INC
filed 1994-12-22
CIK 37651

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark one)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended September 30, 1994
                                     OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] Commission File number 1-7159

                       FLORIDA ROCK INDUSTRIES, INC.
           (exact name of registrant as specified in its charter)

            Florida                                 59-0573002
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

155 East 21st Street, Jacksonville, Florida            32206
 (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:   904/355-1781

Securities registered pursuant to Section 12(b) of the Act:
                                              Name of each exchange
     Title of each class                       on which registered
 Common Stock $.10 par value                American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 1, 1994 was $169,352,104

Indicate the number  of shares outstanding of each  of the issuer's classes
of common  stock, as of the  latest practicable date:   9,487,222 shares of
$.10 par value common stock outstanding as of December 1, 1994.

                    Documents Incorporated by Reference

Portions of the Florida Rock Industries, Inc. 1994 Annual Report to stockholders are incorporated by reference in Parts I, II, III and IV.

Portions of the Florida Rock Industries, Inc. Proxy Statement dated December 15, 1994 are incorporated by reference into Parts I, II and III.


                                   PART I

Item 1.  BUSINESS.

Florida Rock Industries, Inc., which was incorporated in Florida in 1945, and its subsidiaries (the "Company"), are principally engaged in the production and sale of ready mixed concrete and the mining, processing and sale of sand, gravel and crushed stone ("construction aggregates"). The Company also produces and sells concrete block and prestressed concrete and sells other building materials. Substantially all of the Company's operations are conducted within the Southeastern United States, primarily in Florida, Georgia, Virginia, Maryland, Washington, D.C. and North Carolina.

Information as to the Company's business and new developments is presented under the caption "Operating Review" on pages 4 and 5 of the accompanying 1994 Annual Report to stockholders and such information is incorporated herein by reference.

Information as to principal classes of products and services and major markets is presented on page 8 of the accompanying 1994 Annual Report to stockholders, under the caption "Management Analysis," and such information is incorporated herein by reference.

Sales are subject to factors affecting the level of general construction activity including the level of interest rates, availability of funds for construction, appropriations by federal and state governments for construction, past overbuilding, labor relations in the construction industry, energy shortages, material shortages, weather, climate, and other factors affecting the construction industry in general. A decrease in the level of general construction activity in any of the Company's market areas caused by any of the above factors may have a material adverse effect on sales and income derived therefrom. Labor disputes in the construction industry may result in work stoppages which may interrupt sales in the affected area. Precipitation or freezing temperatures may cause a reduction in construction activity and related demand for the Company's products, particularly ready mixed concrete. Freezing temperatures generally do not affect the Company's Florida operations. However, during the winter months, sales and income of the Company's Maryland, Virginia, North Carolina, Washington, D.C., and Georgia operations are adversely affected by the impact of inclement weather on the construction industry.

The Company operates seven crushed stone plants, eight sand plants and one industrial sand plant in Florida. It operates five crushed stone plants in Georgia; one sand and gravel plant and three crushed stone plants in Maryland; and two crushed stone plants and one sand and gravel plant in Virginia. The Company also operates aggregates distribution terminals in Northern Virginia; Norfolk/Virginia Beach, Virginia; Baltimore, Maryland and the Eastern Shore of Maryland. The Company's construction aggregates operations are spread throughout the Southeast. The Company sells construction aggregates throughout most of Florida with the principal exception of the panhandle. In Georgia the Company primarily serves the regional construction markets around Griffin, Macon, Rome and the southern portion of the Atlanta market. The Rome quarry also sells crushed limestone to a cement mill. In Virginia the Company primarily serves the Richmond, Norfolk/Virginia Beach and Northern Virginia markets. In Maryland the principal markets served are the greater Baltimore area, Frederick and Montgomery Counties and the Eastern Shore of Maryland from waterfront distribution yards. In Florida and Georgia shipments are made by rail and truck. In Virginia and Maryland the Company primarily serves the regional construction markets around Richmond, Virginia and the greater Baltimore area by truck; and the Company's marine division ships materials by barge throughout the Chesapeake Bay area, along the James River between Richmond and Norfolk/Virginia Beach and as far north as Woodbridge, Virginia on the Potomac River.

The Company manufactures and markets ready mixed concrete, concrete block and prestressed concrete. It also markets other building materials. The Company's concrete operations serve: most of Florida with the principal exception of the panhandle; Southern Georgia; central Maryland; the Richmond-Petersburg-Hopewell and Norfolk-Virginia Beach areas of Virginia along with Northeastern Virginia and Washington, D.C.

At the end of fiscal 1994, the Company had 79 ready mixed concrete plants, 11 concrete block plants, and a delivery fleet of 854 ready mix and block trucks.

During the year, certain plants were temporarily closed to reduce costs while making sure that the customers and markets would still receive quality products and services from other nearby Company facilities. At the end of fiscal 1994, one concrete block plant was temporarily closed and five ready mixed concrete plants were being operated only when a large job warranted, with the day-to-day demand being met from other nearby plants.

Since ready mixed concrete hardens rapidly, delivery is generally confined to a radius of approximately 20 to 25 miles from the producing plant. The bulk weight of concrete block limits its delivery to approximately 40 miles from the producing plant.

The Company's annual single-shift capacity at its 10 operating block plants is approximately 30 million 8x8x16 equivalent units of block.

At most of the Company's Florida and Georgia concrete facilities, it purchases and resells building material items related to the use of ready mixed concrete and concrete block.

Prestressed concrete products for commercial developments and bridge and highway construction are produced in Wilmington, North Carolina.

During fiscal 1994 the Company purchased cement from 11 suppliers, the largest of which supplied approximately 29% of the cement used by the
Company in its ready mixed concrete, concrete block, and prestressed concrete operations. At the present time there is an adequate supply of cement in the areas in which the Company operates.

In the fiscal year ended September 30, 1994 approximately 39% of the coarse aggregates and 57% of the sand used in the Company's concrete operations were produced by the Company. The remaining aggregates were purchased from other suppliers whose geographic locations coupled with transportation costs make it more economically feasible to serve several of the Company's plants.

The Company's construction aggregates operations generally encounter competition in most of their markets. Price, plant location, transportation costs, service, product quality and reputation are the major factors which affect competition within a given market.

The Company's concrete operations encounter competition in all of their markets ranging from one to nine competitors. Additionally, the Company's concrete products are competitive with certain other building materials such as asphalt, brick, lumber, steel and other products. Price, plant location, service, product quality and reputation are the major factors which affect competition within a given market.

The Company does not believe that backlog information accurately reflects anticipated annual revenue or profitability from year to year.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Item 3 "Legal Proceedings" of this Form 10-K and in Note 12 to the Consolidated Financial Statements included in the accompanying 1994 Annual Report to stockholders, and such information is incorporated herein by reference.

The Company employed approximately 2,203 persons at September 30, 1994.

Item 2.  PROPERTIES.

The Company's principal properties are located in Florida, Georgia, North Carolina, Virginia, Washington, D.C. and Maryland. The following table summarizes the Company's principal construction aggregates production facilities and estimated reserves at September 30, 1993.

                          Tons        Tons of
                       Delivered in  Estimated  Approximate
                        Year Ended    Reserves     Acres
                         9/30/94      9/30/94   (L-Leased)(a)     Lease
                        (000's)       (000's)    (O-Owned)     Description
The Company has five
 limestone quarries in
 Florida located at Gulf
 Hammock (which also
 produces agricultural
 limestone), Brooksville,
 Ft. Myers (which also                                         11    leases
 produces baserock),                            L-19-306     expiring  from
 Naples, and Miami        7,867       115,000   O- 1,975      1996  to 2046


The Company has four
 granite and one lime-
 stone quarries in
 Georgia located at
 Griffin, Forest Park,                                         10 leases
 Macon, Tyrone and Rome                         L-1,452      expiring from
  (limestone)             5,515       159,000   O-   93       1996 to 2046

The Company has three
 crushed stone plants
 located at Havre de
 Grace, Frederick, and
 Greenspring, Maryland
 and two located near                           L-   41        1 lease
 Richmond, Virginia       6,352       245,000   O-1,063      expiring 2018

                          Tons        Tons of
                       Delivered in  Estimated  Approximate
                        Year Ended    Reserves     Acres
                         9/30/94      9/30/94   (L-Leased)(a)     Lease
                        (000's)       (000's)    (O-Owned)     Description

The Company has two
 base rock plants
 located at Ft. Pierce                                         2 leases
 and Sunniland,                                              expiring in
 Florida                    474        14,000   L-12,985     1995 and 2007

 The Company has eight
  sand plants located
  at Keystone Heights,
  Astatula, Lake County,
  Marion County, Keuka,
  Caloosa, Grandin and
  Lake Wales, Florida
  and two sand and gravel
  plants located at
  Leonardtown, Maryland                                        19 leases
  and Turkey, Island                            L-11,912     expiring from
  Virginia.               5,841       151,000   O-   789     1996 to 2046

Future reserves:
 Sand-five sites
  located in Caroline
  County, Virginia;
  Clay County, Glades
  County, Lake County                                          3 leases
  and Marion County                             L- 2,677     expiring from
  Florida (c)                          76,000   O-   890     2024 to 2036

 Limerock:                                                     1 lease
  Brooksville, Florida                100,000(b)             expiring in
  Newberry, Florida       66,000                L- 1,227     2046

 Granite-four sites located
  in Jackson, Muscogee,                                        6 leases
  Paulding (c), and Bartow                      L- 1,034     expiring from
 Counties, Georgia                    266,000   O- 1,252     2019 to 2049

 Marble-Carroll County,
  Maryland                             80,000   O-   413

 Limestone-Lee County,
  Florida (c)                          87,000   O- 2,860

(a) Leased acreage includes all properties not owned by the Company as to which the Company has at least the right to mine construction aggregates for the terms specified.

(b)   Acres are included in the first line of the above table.

(c) All of the required zoning or permits for these locations have not yet been obtained.

The Company operates five construction aggregates distribution terminals located in Maryland (three) and Virginia (two) comprising approximately 56 acres, which the Company owns.

The Company has 85 sites for its ready mixed concrete, concrete block and prestressed concrete plants in Florida, Georgia, North Carolina, Virginia, Washington, D.C., and Maryland aggregating approximately 629 acres. Of these acres, the Company owns approximately 473 and leases approximately
156.  The lease terms vary from month-to-month to expiring in 2006.

The Company leases, from FRP Properties, Inc., approximately six acres with two office buildings in Jacksonville, Florida which are used for its executive offices. Certain of the Company's subsidiaries lease administrative office space in Springfield, and Virginia Beach, Virginia and Baltimore, Maryland. Other subsidiaries own administrative offices in Richmond, Virginia; and Salisbury, Maryland. In addition, the Company owns approximately 213 acres, some of which are used for shop facilities and some are held for future plant sites.

The Company owns certain other properties which are summarized as follows:

                                                            Approximate
          Type Property (1)               State                Acres

       Residential Land                 Maryland                432
       Residential Land                 New Jersey               33
       Industrial/Commercial            Virginia                281
       Industrial/Commercial            Florida                  26
       Industrial/Commercial            Maryland              1,396
       Industrial/Commercial            North Carolina           27
       Agricultural                     North Carolina           85

(1) The properties owned by the Company are grouped by current or proposed use. Such use may be subject to obtaining appropriate rezoning, zoning variances, subdivision approval, permits, licenses, and to compliance with various zoning, building, environmental and other regulations of various federal, state, and local authorities.

The Company  also owns 1,560 acres  in Dade County,  Florida.  See  Part I,
Item 3 - Legal Proceedings, of this Form 10-K for additional information on this property.

At September 30, 1994 certain property, plant and equipment with a carrying value of $10,229,000 was pledged on industrial development revenue bonds and certain other notes and contracts with an outstanding principal balance totaling $14,777,000 on such date.

Reference is made to certain leases with management-related persons disclosed in the Company's Proxy Statement, to be filed within 120 days of the close of the fiscal year on September 30, 1994, and in Note 2 to the Company's Consolidated Financial Statements included in its Annual Report to stockholders for the year ended September 30, 1994. Such information is incorporated herein by reference.

Item 3.  LEGAL PROCEEDINGS.

The U.S. Army Corps of Engineers ("Corps") issued a Notice of Noncompliance ("First Notice") against the Company on April 20, 1992, concerning the Corps dredge and fill Permit No. 86IPG-20076 for the Section 25 portion of the Company mining operations in Dade County, Florida. Subsequent to the First Notice, the Corps issued a second Notice of Noncompliance ("Second Notice") against the Company concerning the Corps dredge and fill Permit No. 86IPG-20797 for the Section 26 portion of the Company mining operations in Dade County, Florida. Both the First Notice and Second Notice allege that the Company did not perform certain mitigation required by the Permits. The alleged violations were settled by Final Consent Judgment ("Judgment") entered by the U.S. District Court, Southern District of Florida on June 16, 1994. On July 8, 1994, the Company paid the $150,000 civil penalty required by the Judgment. This action was previously reported in the Form 10-Q for the quarter ended December 31, 1992 and Form 10-K for the years ended September 30, 1992 and September 30, 1993.

A wrongful death action was brought in the Superior Court of New Hanover County, North Carolina (Case No. 91 CV 0023) against two of the Company's subsidiaries, S&G Concrete, Inc. and The Arundel Corporation and others, arising from the death of an employee of an affiliated company in an on-the-job industrial accident. The complaint seeks compensatory and punitive damages in unspecified amounts. The case was originally styled Dora Richardson Powell, individually, and as personal representative of the Estate of Timothy G. Powell, deceased vs. S&G Concrete Company, et al.; however, the Estate amended its complaint to show Company subsidiaries, The Arundel Corporation and S&G Prestress Company, as the new defendants. Company motions for summary judgment were granted as to each defendant. The Estate has filed Notice of Appeal as to each of the aforesaid orders for summary judgment. This matter has been previously reported in the 10-Q for the quarters ended December 31, 1990, March 31, 1993 and 10-K for the years ended September 30, 1991 and September 30, 1993.

The Company has been advised of soil and groundwater contamination by petroleum products on or near a site owned by the Company. The alleged contamination by petroleum products apparently resulted from a leaking underground storage tank on the site. The contaminated soil and groundwater will have to be remediated in accordance with state and federal laws. An environmental consulting firm is investigating the site and has submitted a Contamination Assessment Report ("CAR") to the Florida Department of Environmental Protection ("DEP") for their review and approval. Following DEP approval of the CAR, a Remedial Action Plan will be developed and submitted to the DEP for approval. The Company will seek reimbursement of site clean up costs from the Florida Petroleum Liability Insurance and Restoration Program and/or the Florida Abandoned Tank Restoration Program.

A personal injury action was brought against the Company and CSX Transportation, Inc. by Timothy Joe Cupp who was injured while unloading aggregates from a railroad hopper car leased by the Company. The case is styled Timothy Joe Cupp vs. Florida Rock Industries, Inc. and CSX Transportation, Inc., Case No. CV 294-54, in the U. S. District Court for the Southern District of Georgia. The complaint seeks compensatory damages in an unspecified amount and punitive damages. This case is in the early discovery stage at this time.

On May 8, 1992, oral arguments were held in the Government's appeal of the U.S. Claims Court judgment entered in favor of the Company in its inverse condemnation claim against the U.S. Army Corps of Engineers. The case involves a 98 acre parcel of a 1560 acre tract with limestone reserves in Dade County, Florida. On March 10, 1994, the Court of Appeals vacated the
U. S. Claims Court judgment and remanded the case for further proceedings. The Company's petition for rehearing was denied on June 21, 1994. On September 20, 1994, the Company filed a petition for writ of certiorari in the U. S. Supreme Court. A decision on that petition is not expected before December 1994. This case has been previously reported in the Form 10-K for the years 1981 through 1991 and for the Form 10-Q for the quarters ended June 1986, December 1986, March 1987, June 1988, June 1989, June 1990 and June 1992. (U.S. Claims Court, Case No. 266-82L and U.S. Court of Appeals, Case No. 91-5156.)

Part II, Item 1 of the Company's Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994 and Note 12 to the Consolidated Financial Statements included in the accompanying 1994 Annual Report to stockholders are incorporated herein by reference.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.


EXECUTIVE OFFICERS OF THE COMPANY

Name                     Age              Office                   Position
Since

Edward L. Baker        59   Chairman of the Board and        May 1989
                             Chief Executive Officer
John D. Baker II       46   President                        May 1989
H. B. Horner           59   Executive Vice President         May 1989
C. J. Shepherdson      78   Vice President                   September 1972
Donald L. Bloebaum     63   Vice President                   December 1987
S. Robert Hays         57   Vice President                   May 1984
Thompson S. Baker II   36   Vice President                   August 1991
Clarron E. Render, Jr. 52   Vice President                   August 1991
Robert C. Peace        62   Vice President                   February 1973
Ruggles B. Carlson     60   Vice President, Treasurer        November 1970
                             and Assistant Secretary
Dennis D. Frick        52   Secretary                        October 1992
Wallace A. Patzke, Jr. 47   Controller                       December 1991
John W. Green          42   Assistant Secretary              October 1988

From December 1988 through July 1991, Thompson S. Baker II served as President of the Company's Capitol Concrete Division. Prior to December 1988, he served as President of the Company's West Coast Concrete Division and Vice President of Maryland Rock Industries, Inc., a subsidiary of the Company.

Mr. Render served as President of Virginia Concrete Company, Incorporated, a subsidiary of the Company, from 1988 until August 1991. Prior to 1988 he served as vice president of Virginia Concrete Company.

Mr. Frick has been with the Company since March 1980 as Associate Corporate Counsel.

Wallace A. Patzke, Jr. has been with the Company since October 1990 as Director of Accounting and in December 1991 was promoted to Controller. From 1986 to 1987 he served as Chief Accounting Officer of The Charter Company. From 1988 to 1989 he served as President of Capital Enhancement Corporation, a financial consulting firm. From 1989 to October 1990 he served as Vice President -Finance of HES, Inc., an environmental consulting firm.

All other officers have been employed by the Company in their respective positions for the past five years.

Edward  L. Baker and John D. Baker II are brothers and the sons of Thompson
S. Baker who is a member of the Company's Board of Directors. Thompson S. Baker II is the son of Edward L. Baker.

All executive officers of the Company are elected annually by the Board of Directors.


                                  PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

There were approximately 1,268 holders of record of Florida Rock Industries, Inc. common stock, $.10 par value, as of December 1, 1994. The Company's common stock is traded on the American Stock Exchange (Symbol:
FRK). Information concerning stock prices and dividends paid during the past two years is included under the caption "Quarterly Results" on page 7 of the Company's 1994 Annual Report to stockholders and such information is incorporated herein by reference. Information concerning restrictions on the payment of cash dividends is included in Note 5 captioned "Lines of credit and debt" on pages 15 and 16 of the Company's 1994 Annual Report to stockholders and such information is incorporated herein by reference.


Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 6 of the Company's 1994 Annual Report to stockholders, and such information is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 is included under the captions "Management Analysis" on pages 8 and 9; "Capital Expenditures" on page 2; in the second paragraph under the caption "Summary and Outlook" on page 3; and in Notes 1 through 13 to the Consolidated Financial Statements included in the accompanying 1994 Annual Report to stockholders and in Item 3 "Legal Proceedings" of this Form 10-K. Such information is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 7 and on pages 10 through 20 of the Company's 1994 Annual Report to stockholders. Such information is incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Information required in response to this Item 9 is included under the caption "Independent Auditors" in the Company's Proxy Statement dated December 15, 1994; and such information is incorporated herein by reference.


                                  PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information concerning directors required in response to this Item 10 is included under the captions "Election of Directors" and "Compliance With
Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement dated December 15, 1994, and such information is incorporated herein by reference.

Information concerning executive officers required in response to this Item 10 is included following Item 4 of this Form 10-K.


Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Executive Compensation," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," and "Shareholder Return Performance" in the Company's Proxy Statement dated December 15, 1994, and such information is incorporated herein by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Officers" in the Company's Proxy Statement dated December 15, 1994, and such information is incorporated herein by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the captions "Compensation Committee Interlocks and Insider Participation," "Certain Transactions with Management" and "Additional Relationships and Related Transactions with Management" in the Company's Proxy Statement dated December 15, 1994 and in Note 2 to the Consolidated Financial Statements included in the accompanying 1994 Annual Report to stockholders, and such information is incorporated herein by reference.

                                  PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2)Financial Statements and Financial Statement Schedules.

    The response  to this  item is submitted  as a  separate section.   See
Index to Financial Statements and Financial Statement Schedules on page 16 of this Form 10-K.

   (3)Exhibits

    The response  to this  item is submitted  as a  separate section.   See
    Exhibit Index on pages 12 through 15 of this Form 10-K.

(b) Reports on Form 8-K.

    There were no reports on Form 8-K filed during the three months ended September 30, 1994.

                                 SIGNATURES

Pursuant  to the  requirements  of Section  13 or  15(d) of  the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FLORIDA ROCK INDUSTRIES, INC.


Date:  December 7, 1994                By RUGGLES B. CARLSON
                                          Ruggles B. Carlson
                                          Vice President & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 7, 1994.


EDWARD L. BAKER                              ALBERT D. ERNEST, JR.
Edward L. Baker                              Albert D. Ernest, Jr.
Director, Chairman of the Board              Director
and Chief Executive Officer
(Principal Executive Officer)
                                             LUKE E. FICHTHORN III
                                             Luke E. Fichthorn III
                                             Director
RUGGLES B. CARLSON
Ruggles B. Carlson
Vice President & Treasurer
(Principal Financial and                     FRANK M. HUBBARD
Accounting Officer)                          Frank M. Hubbard
                                             Director

THOMPSON S. BAKER
Thompson S. Baker                            FRANCIS X. KNOTT
Director                                     Francis X. Knott
                                             Director

JOHN D. BAKER II
John D. Baker II                             HENRY J. KNOTT
Director                                     Henry J. Knott
                                             Director

T.S. BAKER II
Thompson S. Baker II                        RADFORD D. LOVETT
Director                                     Radford D. Lovett
                                             Director

ALVIN R. CARPENTER
Alvin R. Carpenter                           W. THOMAS RICE
Director                                     W. Thomas Rice
                                             Director

CHARLES H. DENNY III                        C.J. SHEPHERDSON
Charles H. Denny III                         C. J. Shepherdson
Director                                     Director


                       FLORIDA ROCK INDUSTRIES, INC.
           FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994

                               EXHIBIT INDEX
                              [Item 14(a)(3)]

                                                             Page No.in
                                                             Sequential
                                                             Numbering


(2)(a) Agreement and Plan of Reorganization entered into as of March 5, 1986 between the Company and Florida Rock & Tank Lines, Inc. ("FRTL") pursuant to the distribution pro rata to the Company's stockholders of 100% of the outstanding stock of FRTL has previously been filed as Appendix I to the Company's Proxy Statement dated June 11, 1986. File No. 1-7159.

(3)(i)(a) Restated Articles of Incorporation of Florida Rock Industries, Inc., filed with the Secretary of State of Florida on May 9, 1986. Previously filed with Form 10-Q for the quarter ended December 31, 1986. File No. 1-7159.

(3)(i)(b) Amendment to the Articles of Incorporation of Florida Rock Industries, Inc. filed with the Secretary of State of Florida on February 19, 1992. Previously filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 1-7159.

(3)(ii)(a) Restated Bylaws of Florida Rock Industries, Inc., adopted December 1, 1993. Previously filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 1-7159.

(3)(ii)(b)     Amendment  to  the  Bylaws  of  Florida  Rock
               Industries, Inc. adopted October 5, 1994.

(4)(a) Articles III, VII, and XIII of the Articles of Incorporation of Florida Rock Industries, Inc. Previously filed with Form 10-Q for the quarter ended December 31, 1986 and Form 10-K for the fiscal year ended September 30, 1993. File No. 1-7159.

                                                                Page No. in
                                                                 Sequential
                                                                 Numbering

(4)(b) Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 5, 1990, among Florida Rock Industries, Inc.; Continental Bank, N. A.;Barnett Bank of
               Jacksonville, N. A.; Sun Bank, National Association; Crestar Bank; First Union National Bank of Florida; The First National Bank of Maryland; Southeast Bank, N. A.; and Maryland National Bank. Previously filed with Form 10-K for the fiscal year ended September 30, 1990. File No. 1-7159.

(4)(c) First Amendment dated as of September 30, 1992 to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 5, 1990. Previously filed with Form 10-K for the fiscal year ended September 30, 1992. File No. 1-7159.

(4)(d) Second Amendment dated as of June 30, 1994 to the Amended and Restated Revolving Credit and
               Term Loan  Agreement dated as  of December 5,
               1990.

(4)(e) The Company and its consolidated subsidiaries have other long-term debt agreements which do not exceed 10% of the total consolidated assets of the Company and its subsidiaries, and the Company agrees to furnish copies of such agreements and constituent documents to the Commission upon request.

(10)(a) Retirement Benefits Agreement between Florida Rock Products Corporation and Thompson S. Baker dated September 30, 1964. Previously filed with Form S-1 dated June 29, 1972. File No. 2-44839.

(10)(b) Retirement Benefits Agreement between Shands & Baker, Inc., and Thompson S. Baker dated September 30, 1964 and amendment thereto dated September 22, 1970. Previously filed with Form S-1 dated June 29, 1972. File No. 2-44839.

(10)(c) Employment Agreement dated June 12, 1972 between Florida Rock Industries, Inc. and Charles J. Shepherdson, Sr. and form of Addendum thereto. Previously filed with Form S-1 dated June 29, 1972. File No. 2-44839

                                                                Page No. in
                                                                 Sequential
                                                                  Numbering

(10)(d) Addendums dated April 3, 1974 and November 18, 1975 to Employment Agreement dated June 12, 1972 between Florida Rock Industries, Inc., and Charles J. Shepherdson, Sr. Previously filed with Form 10-K for the fiscal year ended September 30, 1975. File No. 1-7159.

(10)(e)        Florida  Rock  Industries,  Inc.  1981  Stock
               Option Plan. Previously filed with Form S-8 dated March 3, 1982. File No. 2-76407.

(10)(f) Amended Medical Reimbursement Plan of Florida Rock Industries, Inc., effective May 24, 1976. Previously filed with Form 10-K for the fiscal year ended September 30, 1980. File No. 1-7159.

(10)(g) Amendment No. 1 to Amended Medical Reimbursement Plan of Florida Rock Industries, Inc. effective July 16, 1976. Previously filed with Form 10-K for the fiscal year ended September 30, 1980. File No. 1-7159

(10)(h) Tax Service Reimbursement Plan of Florida Rock Industries, Inc. effective October 1, 1976. Previously filed with Form 10-K for the fiscal year ended September 30, 1980. File No. 1-7159.

(10)(i) Amendment No. 1 to Tax Service Reimbursement Plan of Florida Rock Industries, Inc. Previously filed with Form 10-K for the fiscal year ended September 30, 1981. File No. 1-7159.

(10)(j) Amendment No. 2 to Tax Service Reimbursement Plan of Florida Rock Industries, Inc. Previously filed with Form 10-K for the fiscal year ended September 30, 1985. File No. 1-7159.

(10)(k) Summary of Management Incentive Compensation Plan as amended effective October 1, 1992. Previously filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 1-7159.

(10)(l)        Florida  Rock   Industries,  Inc.  Management
               Security  Plan.   Previously filed  with Form
               10-K for the fiscal year ended September 30, 1985. File No. 1-7159.

                                                                Page No. in
                                                                 Sequential
                                                                  Numbering

(10)(m) Various mining royalty agreements with FRTL or its subsidiary, none of which are presently believed to be material individually, but all of which may be material in the aggregate. Previously filed with Form 10-K for the fiscal year ended September 30, 1986. File No. 1-7159.

(10)(n)        Florida  Rock  Industries,  Inc.  1991  Stock
               Option Plan. Previously filed with Form 10-K for the fiscal year ended September 30, 1992.
               File No. 107159.

(10)(o)        Split   Dollar   Insurance  Agreement   dated
               January 24, 1994 between Edward L. Baker  and
               Florida Rock Industries, Inc.

(10)(p)        Split   Dollar   Insurance  Agreement   dated
               January 24, 1994 between John D. Baker II and
               Florida Rock Industries, Inc.

(11)           Computation of Earnings Per Common Share.

(13) The Company's 1994 Annual Report to stockholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 1994 Annual Report to stockholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.

(16)           Letter   regarding   change   in   certifying
               accountant was previously filed with Forms 8-
               K dated May 4, 1994

(22)(a)        Subsidiaries  of  the  Company.    Previously
               filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 1-7159.

(23)(a)        Consent of Deloitte & Touche LLP, Independent
               Certified Public Accountants, appears on page
               18 of this Form 10-K.

(23)(b)        Consent of  Ernst  & Young  LLP,  Independent
               Certified Public Accountants, appears on page
               19 of this Form 10-K.

(27)           Financial Data Schedule

                       FLORIDA ROCK INDUSTRIES, INC.
      INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                           (Item 14(a)(1)and (2))

                                                                       Page
Consolidated Financial Statements:
  Consolidated balance sheet at September 30, 1994 and 1993           11(a)

  For the years ended September 30, 1994, 1993 and 1992:
     Consolidated statement of income                                 10(a)
     Consolidated statement of stockholders' equity                   13(a)
     Consolidated statement of cash flows                             12(a)

  Notes to consolidated financial statements                       14-19(a)

  Selected quarterly financial data (unaudited)                        7(a)

  Independent Auditors' Report (Deloitte & Touche LLP)
20(a)

  Report of Independent Certified Public Accountants
    (Ernst & Young LLP)
17(b)

Consent of Independent Certified Public Accountants
  (Deloitte & Touche LLP)                                             18(b)

Consent of Independent Certified Public Accountants
  (Ernst & Young LLP)
19(b)
Consolidated Financial Statement Schedules:

   Independent Auditors' Report
20(b)

      V - Property, plant and equipment                               21(b)

     VI - Accumulated depreciation, depletion and
          amortization of property, plant and equipment               22(b)

   VIII - Valuation and qualifying accounts                           23(b)

     IX - Short-term borrowing                                        24(b)

      X - Supplementary income statement information                  25(b)

(a) Refers to the page number in the Company's 1994 Annual Report to stockholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b)  Refers to the page number in this Form 10-K.

All other schedules have been omitted as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.

             Report of Independent Certified Public Accountants



Board of Directors and Stockholders
Florida Rock Industries, Inc.

We have audited the consolidated balance sheet of Florida Rock Industries, Inc. as of September 30, 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years then ended included in the 1994 Annual Report to Shareholders of Florida Rock Industries, Inc. which are incorporated by reference in this Annual Report on Form 10-K. Our audits also included the 1993 and 1992 financial statement schedules of Florida Rock Industries, Inc. listed in Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Florida Rock Industries, Inc. at September 30, 1993, and the consolidated results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, in 1993 the Company changed its method of accounting for postretirement benefits other than pensions.




                                           ERNST & YOUNG LLP




Jacksonville, Florida
November 30, 1993

INDEPENDENT AUDITORS' CONSENT


We  consent to  the  incorporation  by  reference  in  the  Post  Effective
Amendments No. 1 to the Registration Statements (Form S-8 Numbers 2-68961 and 2-76407) pertaining to the Florida Rock Industries, Inc. ("FRI") 1980 Employee Stock Purchase Plan and 1981 Stock Option Plan and the Registration Statements (Forms S-8 Numbers 33-56322, 33-56428, and 33-56430) pertaining to the Florida Rock Industries, Inc. 1991 Stock Option Plan, Amended and Restated Profit Sharing Plan and Trust including the Deferred Earnings Plan and Tax Reduction Act Employee Stock Ownership Plan and in the related Prospectuses of our reports dated December 1, 1994, appearing in and incorporated by reference in this Annual Report on Form 10-K of FRI for the year ended September 30, 1994.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 19, 1994

Consent of Ernst & Young LLP
Independent Certified Public Accountants


We consent to the use of our report dated November 30, 1993 in this Annual Report (Form 10-K) of Florida Rock Industries, Inc.

We further consent to the incorporation by reference in the Post Effective Amendments No. 1 to the Registration Statement (Form S-8 Numbers 2-68961 and 2-76407) pertaining to the Florida Rock Industries, Inc. 1980 Employee Stock Purchase Plan and the 1981 Stock Option Plan and the Registration Statements (Forms S-8 Numbers 33-56322, 33-56428, and 33-56430) pertaining to the Florida Rock Industries, Inc. 1991 Stock Option Plan, Amended and Restated Profit Sharing Plan and Trust including the Deferred Earnings Plan and Tax Reduction Act Employee Stock Ownership Plan and in the related Prospectuses of our report dated November 30, 1993, with respect to the consolidated financial statements and schedules of Florida Rock Industries, Inc. included or incorporated by reference in this Annual Report (Form 10-
K).





            ERNST & YOUNG LLP




Jacksonville, Florida
December 19, 1994

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Florida Rock Industries, Inc.
Jacksonville, Florida

We have audited the consolidated financial statements of Florida Rock Industries, Inc. and its subsidiary companies ("FRI") as of September 30, 1994, and for the year then ended, and have issued our report thereon dated December 1, 1994; such consolidated financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the financial statement schedules of FRI as of September 30, 1994 and for the year then ended, listed in Item 14. These financial statement schedules are the responsibility of FRI's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules as of September 30, 1994 and for the year then ended, when considered in relation to the basic financial statements as of September 30, 1994 and for the year then ended taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 1, 1994

                            FLORIDA ROCK INDUSTRIES, INC.
               SCHEDULE V (CONSOLIDATED) - PROPERTY PLANT AND EQUIPMENT
                    YEARS ENDED SEPTEMBER 30, 1994, 1993, AND 1992

               BALANCE AT
               BEGINNING     ADDITIONS                   OTHER CHANGES   BALANCE AT
               OF  YEAR      AT  COST      RETIREMENT    ADD (DEDUCT)    END OF YEAR

Year ended
September 30,
1994:

Depletable
land and
reserves      $ 66,107,817  $  1,700,271  $        -     $   (450,511)a   $67,357,577
Land            37,446,643       139,867       49,981         450,511 a    37,987,040
Plant &
equipment      344,720,623     21,280,974     7,751,570            -  a   358,250,027
Totals        $448,275,083  $  23,121,112 $   7,801,551  $         -     $463,594,644

Year ended
September 30,
1993:

Depletable
land  and
reserves     $ 57,980,794   $  8,077,023 $          -    $     50,000  a  $66,107,817
Land           36,635,814      1,344,688       633,859        100,000  a   37,446,643
Plant &
equipment     331,419,528     24,135,598    10,834,503              -     344,720,623
Totals       $426,036,136   $ 33,557,309   $11,468,362   $    150,000    $448,275,083


Year ended
September 30,
1992:

Depletable
land and
reserves      $ 4,260,062   $  9,635,861   $         -   $ (915,129)      $57,980,794
Land           36,557,957        367,604         4,626     (285,122)a      36,635,813
Plant &
equipment     322,881,850     16,785,634     8,855,207      607,251 a     331,419,528
Totals       $408,699,869   $ 26,789,099   $ 8,859,833   $ (593,000)     $426,036,135




  a      Reclassifications.

  b Depreciation of plant and equipment is computed using the straight-line method based on the following lives:

                                         Property                           Life in Years

                               Buildings and improvements                        8-30
                               Machinery and equipment                           3-15
                               Automobiles, trucks and mobile equipment          3- 8
                               Furniture and fixtures                            3-10
             Depletion of  sand and stone deposits is computed on the basis of units of production in relation to estimated reserves.

                             FLORIDA ROCK INDUSTRIES, INC.
              SCHEDULE VI (CONSOLIDATED) - ACCUMULATED DEPRECIATION, DEPLETION,
                   AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                    YEARS ENDED SEPTEMBER 30, 1994, 1993, AND 1992

                                      ADDITIONS
                          BALANCE AT  CHARGED TO
                          BEGINNING   COSTS AND                 OTHER CHANGES   BALANCE AT
                            OF  YEAR   EXPENSES     RETIREMENTS    ADD (DEDUCT)     END OF
            YEAR

            Year ended
            September 30,
             1994:

            Depletable
             land and
             reserves       $  3,121,021  $     672,425    $        -   $   (118,512)a   $  3,674,934
            Plant &
             equipment       235,044,407     23,682,517     7,001,806        118,512 a    251,843,630
            Totals          $238,165,428  $  24,354,942    $7,001,806   $          -     $255,518,564


            Year ended
            September 30,
             1993:

            Depletable
             land and
             reserves     $  2,556,035     $    564,986    $       -    $           -    $  3,121,021
            Plant &
             equipment     219,245,071       24,651,253     8,851,917               -     235,044,407
            Totals        $221,801,106     $ 25,216,239    $8,851,917   $           -    $238,165,428


            Year ended
            September 30,
             1992:

            Depletable
             land and
             reserves     $  2,026,556     $    436,567    $        -   $      92,912 a    $2,556,035
            Plant &
             equipment     201,851,125       25,057,478     7,570,620         (92,912)a   219,245,071
            Totals        $203,877,681     $ 25,494,045    $7,570,620   $           -    $221,801,106


            a   Reclassification

                              FLORIDA ROCK INDUSTRIES, INC.
           SCHEDULE VIII (CONSOLIDATED) - VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED SEPTEMBER 30, 1994, 1993, AND 1992


                                              Additions
                            Balance at    Charged to   Charged                   Balance
                            Beginning     Costs and   to Other                  at end
            Description      of Year      Expenses    Accounts   Deductions     of Year


            Year ended
            September 30,
             1994:

            Allowance for
             doubtful
             accounts a     $1,427,909     $  464,917            $  265,553b      $1,627,273


            Accrued risk
             insurance
             reserves       $6,191,529     $2,584,671            $3,261,715c      $5,514,485

            Accrued
             reclamation
             costs          $2,730,962     $  613,238            $  192,589c      $3,151,611


            Year ended
            September 30,
             1993:

            Allowance for
             doubtful
             accounts a     $1,272,894     $  505,193            $  350,178b      $1,427,909

            Accrued risk
             insurance
             reserves       $6,102,156     $3,187,888            $3,098,515c      $6,191,529

            Accrued
             reclamation
             costs          $2,627,673     $  362,216            $  258,927c      $2,730,962



            Year ended
            September 30,
             1992:

            Allowance for
             doubtful
             accounts a     $1,344,280     $   437,611           $   508,997b     $1,272,894


            Accrued risk
             insurance
             reserves       $6,715,113     $3,567,895            $4,180,852c      $6,102,156

            Accrued
             reclamation
             costs          $2,303,459     $  464,310            $  140,096c      $2,627,673

              a   Includes allowances for cash discounts

              b   Accounts written off less recoveries

              c   Payments

                                 FLORIDA ROCK INDUSTRIES, INC.
                           SCHEDULE IX (CONSOLIDATED) SHORT-TERM BORROWINGS
                            YEARS ENDED SEPTEMBER 30, 1994, 1993, AND 1992

                                                      Maximum     Average       Weighted
                                          Weighted     Amount     Amount        Average
                             Balance      Average   Outstanding  Outstanding    Interest
                              at end      Interest   During the   During the    Rate During
                             of year        Rate2        Year        Year3        Year4


            Year ended
            September 30,
             1994:

                 Banks1    $ 6,700,000      5.3778%  $19,100,000  $11,612,055       4.174%


            Year ended
            September 30,
             1993:

                 Banks1    $10,200,000      3.725%   $18,800,000  $14,559,178       3.576%


            Year ended
            September 30,
             1992:

                 Banks1    $14,000,000      3.9527%  $14,000,000  $ 8,303,552       4.555%



             1     The Company has separate lines of credit with three banks whereby it can borrow up to a total  of $30,000,000.  At the Company's election the borrowing  under the lines could  be from one to  ninety days in
                 length.   The  interest  rate  is established  on  the  date of  the borrowing.  There is no  commitment fee and each bank can  terminate its line at any time.

             2     Weighted  average interest rate on borrowings  outstanding at end of year.

             3     Daily average.

             4     Daily weighted average for days which funds were borrowed.

                               FLORIDA ROCK INDUSTRIES, INC.
                           SCHEDULE X (CONSOLIDATED) - SUPPLEMENTARY INCOME
                                         STATEMENT INFORMATION
                            YEARS ENDED SEPTEMBER 30, 1994, 1993, AND 1992


                                                        CHARGEDTO COSTS AND EXPENSES


                                                  1994              1993           1992


            Maintenance  and repairs          $34,046,077      $30,784,490    $28,501,400

            Taxes, other than payroll
              and income taxes:
                Property                      $ 3,233,952      $ 3,359,721     $3,610,178
                Other                           1,210,777        1,140,884     $  947,255
                Totals                        $ 4,444,729      $ 4,500,605     $4,557,433


            Royalties                         $ 7,953,532      $ 8,729,798     $8,493,249


FLORIDA ROCK INDUSTRIES, INC.
Annual Report 1994


CONSOLIDATED FINANCIAL HIGHLIGHTS
Years ended September 30
(Dollars in thousands except per share amounts)
                             1994            1993          %Change

Net sales                    $336,526        $294,431      +014.3
Gross profit                 $59,431          $41,704      +042.5
Operating profit             $27,461         $11,403       +140.8
Income before
  income taxes               $25,533          $12,185      +109.5
Net income                    $17,216          $7,777      +121.4

Per common share:

Net income                        $1.82          $.85      +114.1
Stockholders' equity             $20.25        $18.66      +008.5
Cash dividend                     $0.50         $0.50
Return on ending
  stockholders' equity               9.0%          4.5%


1994 CORPORATE HIGHLIGHTS
Sales increased - 14%

Net income increased - 121%

Continuing efficiency improvements

$23,121,000 invested in additional property, plant and equipment

$75,000,000 revolving credit agreement of which $64,000,000 was unused at year end

Short-term lines of credit aggregating $30,000,000 of which $23,300,000 was unused at year end

BUSINESS. The Company is a major Southeastern construction materials company concentrating in construction aggregates and concrete products in Florida, Georgia, Virginia, Maryland, and Washington, D.C.

OBJECTIVE. The Company's objective is to grow as a major
Southeastern natural resource oriented, basic construction materials company which provides sound long-term growth and a superior return on stockholders' equity.

Internal growth is accomplished through emphasizing superior products and service to customers in expanding markets, and engaging in an ongoing exploration program for new aggregates deposits to serve new and existing markets.

External growth through the acquisition program is designed to broaden the Company's geographic market area by acquiring related businesses in the Southeast.

1994 was a good year for Florida Rock. Profits more than doubled on a 14% sales increase. The improved financial results are the product of the continuing recovery in most of the Company's Southeastern markets and our management team's cost reduction, efficiency improvement and capital investment programs over the last five years.

Although sales and profitability have recovered over the past two years, they remain below what we believe is the long-term norm for our markets and our objectives.

RESULTS. Sales for fiscal 1994 were $336,526,000, up 14.3% from $294,431,000 in fiscal 1993. The increase in sales was due to increased construction activity primarily in the Florida and Georgia markets. The Virginia markets began an anemic recovery in 1994. The Maryland markets remain depressed and in some cases continued to decline. Also, there were very modest price increases in selected markets.

In 1994 operating profit increased 140.8% to $27,461,000 from $11,403,000. Profit margins improved as the result of sales increases and continuing cost containment programs. Selling, general and administrative expense increased 5.5% primarily as the result of increased profit sharing and incentive compensation due to the improved profits. Underlying expenses remained level.

The 22% decrease in interest expense from last year was due to a decrease in the average debt outstanding. Average interest rates increased during the year.

In 1994 the effective tax rate decreased to 32.6% from 36.2% in 1993. The decrease was due to the 1993 requirement under FASB 109 to increase deferred taxes by $748,000 as a result of the increase in the top Federal tax rate.

Income before income taxes increased 109.5% to $25,533,000 from $12,185,000 in 1993 which included a gain on sale of S&G Concrete of North Carolina and land of $2,766,000. Net income was $17,216,000 which was a 121.4% increase from fiscal 1993's net income of $7,777,000. Earnings per share in 1994 were $1.82, a 114.1% increase over $.85 last year. Average number of shares of common stock outstanding increased 3.1% to 9,485,041 in 1994.

As in 1993, the substantial percentage increases in profits in 1994 were attributable to the major cost reduction programs that were implemented during the downturn through 1992. The prior sacrifices and continuing dedication of our employees to maintaining a cost efficient quality organization made the continuing profit margin improvements possible.

CAPITAL EXPENDITURES. Management continues to believe the key to long-term growth and profitability is through its continuing major capital expenditure program leading to low cost operations and new operations where warranted by expected market development.

Fiscal 1994 capital expenditures totaled $23,121,000 versus a plan of $30,000,000 and actual expenditures of $33,558,000 in 1993. The capital expenditures were divided approximately 61% for replacements and modernization of existing plant and equipment, 25% for expansions, 10% to acquire land and aggregates deposits to be used in current and future operations and 4% for safety and environmental. Depreciation and depletion was $24,355,000.

The fiscal 1995 capital expenditure plan totals approximately $60,000,000, versus estimated depreciation and depletion of $27,400,000. Approximately 48% of the planned expenditures is for plant and equipment replacements and modernization, 31% is for expansion and new projects, 18% is for new plant sites and deposits, and 3% is for safety and environmental. The 1995 capital expenditure plan is subject to review as market conditions and the economic picture evolve.

FINANCIAL MANAGEMENT. Cash generated from operations of $42,512,000 more than enabled the Company to fund its major capital expenditure program for fiscal 1994.

On November 16, 1993, the Company sold in a private placement
290,909 shares of its common stock for $8,000,000. The purchase price was received by cancellation of an $8,000,000 note.

During 1994 total debt was reduced $28,346,000 from $60,823,000 to $32,477,000 at September 30, 1994.

At September 30, 1994, $11,000,000 was borrowed under the $75,000,000 revolving credit agreement and $64,000,000 was available for other corporate purposes. The Company has $30,000,000 in short-term bank lines of which $6,700,000 was utilized at year end.

DIVIDENDS. The Board of Directors maintained the semiannual dividend of $.25 per share. Consequently, cash dividends of $.50 per share were paid during the year to stockholders.
Subsequent to fiscal year end, in December 1994, the Board declared the semiannual cash dividend of $.25 per share payable on January 3, 1995 to stockholders of record on December 15, 1994.

STOCK REPURCHASE. The Board of Directors authorized management to repurchase shares of the Company's common stock from time to time as opportunities may arise.

STOCKHOLDERS MEETING. On February 2, 1994, the annual stockholders meeting was held in Jacksonville, Florida. The stockholders elected Thompson S. Baker II, Albert D. Ernest, Jr.,
Luke E. Fichthorn III and C. J. Shepherdson as directors to terms expiring in 1998.


A. R. Carpenter was elected as director for a term expiring in 1995.

SAFETY. Management continued its emphasis on a safe, drug-free work place.

The Company's Florida/Georgia Aggregates Group repeated its outstanding safety record in fiscal 1994. In 1994, only 3 lost-time accidents occurred while an average of approximately 525 employees worked more than 1,325,000 man-hours during the year. Numerous national and state safety awards were again won by the Group. During the year, the Macon Quarry received recognition from the National Safety Council for achieving the highest number of work hours without a lost-time accident ever by a granite quarry.

SUMMARY AND OUTLOOK. The sales recovery expected in 1994 occurred in accordance with expectations. Increased volumes combined with improved efficiencies and continuing cost control resulted in improved earnings. The capital expenditure program focused on higher than normal replacements and new trucks and equipment to meet increased demand and to improve efficiencies.

In 1995 management expects slower economic growth. The Federal Reserve's program to contain inflation by slowing economic growth through increased interest rates has already impacted some of our market segments. Higher mortgage rates have reduced home sales and as a result, single family home building permits appear to have peaked during 1993. Permits for new single family homes are currently running about 7% below their prior levels in the Southeast. However, while off from their highs, residential construction remains quite strong. Conversely, multi-family dwellings or apartment units continued to decline until 1993 when it began to recover. This recovery has continued through 1994 and appears to be driven by low vacancy rates as opposed to interest rates. Commercial industrial construction markets began to recover during 1994. It would appear, barring an oppressive increase in interest rates, that these markets remain driven by capacity utilization more than mortgage rates. Federal and state infrastructure requirements remain good and are expected to continue to grow in all markets although they will remain constrained by each respective state's ability to fund its programs.

Management continues to explore new opportunities to further expand and develop the Company in its existing and contiguous geographical markets. The Southeastern markets served by Florida Rock are among the prime long-term growth markets in the United States. Management's long-term operating plans remain based on the forecasted secular growth in the Company's markets and a belief in the fundamental strength of the U.S. economy.

The continuing dedication and excellent performance of our managers and employees have been critical in improving profitability and will be the key to Florida Rock's growth and success in the future.

Respectfully yours,



Edward L. Baker
Chairman of the Board and Chief Executive Officer



John D. Baker II
President

OPERATIONS. Sales increased in fiscal 1994 with the growth in Florida, Georgia and Virginia. Increased sales combined with ongoing cost reduction and efficiency improvement programs resulted in improved profit and profit margins. The gross profit margin increased to 17.7% in fiscal 1994 from 14.2% in fiscal 1993.

The Company produces and sells construction aggregates, ready mixed concrete, concrete block and prestressed concrete. It also markets other building materials.

The Company operates seven crushed stone plants, eight sand plants and one industrial sand plant in Florida.

It operates five crushed stone plants in Georgia; one sand and gravel plant and three crushed stone plants in Maryland; and two crushed stone plants and one sand and gravel plant in Virginia. The Company also operates aggregates distribution terminals in Northern Virginia; Norfolk/Virginia Beach, Virginia; Baltimore, Maryland and the Eastern Shore of Maryland.

The Company's construction aggregates operations are spread throughout the Southeast. The Company sells construction aggregates throughout most of Florida with the principal exception of the panhandle. In Georgia the Company primarily serves the regional construction markets around Griffin, Macon, Rome and the southern portion of the Atlanta market. The Rome quarry also sells crushed limestone to a cement mill. In Virginia the Company primarily serves the Richmond, Norfolk/Virginia Beach and Northern Virginia markets. In Maryland the principal markets served are the greater Baltimore Area, Frederick and Montgomery Counties and the Eastern Shore of Maryland from waterfront distribution yards.

The Company has substantial long-term reserves of sand and stone in Florida, Georgia, Maryland and Virginia which are owned or under long-term mining leases with terms generally commensurate with the extent of the deposits at current rates of extraction. Ready mixed concrete is produced and sold throughout peninsular Florida; South Georgia; Richmond, Norfolk/Virginia Beach, and Northeastern Virginia; Central Maryland; and Washington, D.C. Prestressed concrete products for commercial developments and bridge and highway construction are produced in Wilmington, North Carolina.

At the end of fiscal 1994, the Company had 79 ready mixed concrete plants and 11 concrete block plants of which one remained closed, and a delivery fleet of 854 ready mix and block trucks. During 1994 $5,300,000 was invested in 50 new ready mix and block trucks to both modernize and expand the fleet. All the Florida and Georgia ready mixed concrete plants are fully operational. Five ready mix concrete plants in Virginia are being operated only on an as needed basis, with the day-to-day demand being met from other nearby plants.

NEW DEVELOPMENTS. Management continued to modernize and expand operations where cost savings and/or long-term growth plans warranted.

The vast majority of the capital expenditures during 1994 were spent on equipment replacements and expansions. Separate identifiable projects included a variety of projects. In Florida the Company opened a new ready mix concrete plant to serve the Eastern Tallahassee market. Construction was substantially completed on a new ready mix plant to serve a segment of the Richmond, Virginia market. The plant is expected to be put in service during the first quarter of fiscal 1995. A new base rock crusher system currently under construction in Fort Myers, Florida, is scheduled for completion in January 1995. At the Forest Park quarry outside Atlanta, Georgia, the infrastructure surrounding the quarry was moved thereby making available 32 million tons of additional reserves.

The modernization of the Tyrone, Georgia quarry continued. A new sand plant was put in operation on a new deposit to replace a depleted site, thus enabling the Company to continue to serve segments of the Tampa and Orlando markets.

During 1994 all the Company's operations continued to make both capital and operating expenditures to make the Company an environmentally responsible member of each community. One of the Company's goals is to not only be in compliance with the environmental regulations but to be a model member of each community in which it has a presence. Two of the Company's stone quarries, Brooksville and Gulf Hammock, have been certified as wildlife habitats by the Wildlife Habitat Council. The Gulf Hammock quarry was awarded National Stone Association's Gold Eagle award for environmental accomplishments.

During 1994 the Company initiated a business process improvement program which is designed to bring total quality to the management, production and customer service systems.

Fiscal 1995 should continue to reflect the benefits of the operating efficiencies from capital improvements which, when combined with increased sales, should result in a greater percentage increase in earnings and improved returns on capital employed.



Five Year Summary Years ended September 30
(Dollars and shares in thousands except per share amounts)

                 1994        1993        1992          1991        1990
                 ____        ____        ____          ____        ____

SUMMARY OF OPERATIONS
Net sales        $336,526    $294,431    $271,821  $295,726    $390,546
Gross profit      $59,431     $41,704     $34,956   $36,013     $65,771
Operating profit  $27,461     $11,403      $6,480    $4,415     $30,550
Interest expense   $2,223      $2,850      $3,146    $4,800      $5,779
Income before
  income taxes   $ 25,533     $12,185      $4,325    $1,682     $25,093
Provision (benefit)
  for income taxes $8,317      $4,408        $469     ($361)     $7,993
Net income        $17,216      $7,777      $3,856    $2,043     $17,100

PER COMMON SHARE
Net income          $1.82        $.85        $.42      $.22       $1.86
Stockholders' equity$20.25     $18.66      $18.32    $18.40      $18.68
Cash dividend         $.50       $.50        $.50      $.50        $.50

FINANCIAL SUMMARY
Current assets        $75,720     $73,017     $65,907   $62,590     $71,167
Current liabilities   $49,298     $52,033     $46,645   $47,724     $48,585
Working capital       $26,422     $20,984     $19,262   $14,866     $22,582
Property, plant
 and equipment, net  $208,076    $210,110    $204,235  $204,822    $209,765
Total assets         $310,590    $312,384    $296,784  $299,724    $305,363
Long-term debt        $23,116     $43,877     $39,379   $41,394     $41,721
Stockholders' equity $192,090    $171,594    $168,480  $169,527    $172,109

OTHER DATA
Return on ending
  stockholders' equity  9.0%       4.5%        2.3%          1.2%        9.9%
Return on
  capital employed     6.9%        3.4%        2.2%          1.9%        7.8%
Additions to property,
  plant and equipment,
  excluding the purchase
  of businesses       $23,121     $33,558     $26,789   $26,210     $26,945
Depreciation, depletion
  and amortization    $25,419     $26,168     $26,678   $30,211     $30,514
Weighted average
  number of shares      9,485       9,197       9,204     9,214       9,214
Number of employees
  at end of year        2,203       2,142       2,221     2,385       2,860
Stockholders of record  1,279       1,335       1,302     1,503       1,578


(a) Effective October 1, 1992, the Company changed its method of accounting for employee postretirement benefits in accordance with FASB 106. See Note 8 to the Consolidated Financial
Statements.
(b) In 1994, 1993 and 1991 the Company reported a gain (loss) on the sale of assets of ($313,000), $2,766,000 and $1,035,000, respectively. See Note 10 to the Consolidated Financial
Statements.
(c) In 1993 the Company charged its provision for income taxes $748,000 to reflect the impact on the deferred income tax liability of the increase in the top Federal corporate income tax rate.

QUARTERLY RESULTS (UNAUDITED)
(Dollars in thousands except per share amounts)



                 First          Second            Third            Fourth
             _______________  ______________  _______________  ______________
             1994    1993     1994    1993     1994    1993    1994     1993
Net sales    $75,906 $66,857  $66,995 $63,771  $95,598 $82,682 $98,027  $81,121
Gross profit $12,002  $7,511  $8,671  $6,635  $20,106 $14,262 $18,652  $13,296
Operating profit
  (loss)     $4,822     $602     $787 ($361)  $11,264  $6,340 $10,588  $4,822
Income (loss)
  before income
  taxes      $4,405    $77       $352  ($749) $10,864  $5,785  $9,912  $7,072
Net income
 (loss)      $2,942    $58       $234  ($553)  $7,058  $4,211  $6,982  $4,061

Per common share:
Net income
  (loss)       $0.31    $0.01   $0.02  ($0.06)  $0.74   $0.46    $0.74  $0.44
Cash dividend  $0.25    $0.25     __     __     $0.25   $0.25     __      __

Market price:
High         $30-5/8  $27-1/2 $34-1/2 $27-3/8 $27-1/4 $27-5/8 $27-5/8 $28-1/4
Low          $26-7/8  $20-1/2 $25-3/4 $23-1/8 $24-0/0 $24-5/8 $23-3/4 $25-1/4


In the fourth quarter of fiscal 1993 the Company:
(a)Reported a $2,715,000 gain on the sale of its S&G Concrete operations in North Carolina which increased income before income taxes by that amount.
(b)Charged its provision for income taxes $748,000 to reflect the impact on the deferred income tax liability of the increase in the top Federal corporate income tax rate.

OPERATING RESULTS.The Company's operations are influenced by a number of external and internal factors. External factors include weather, competition, levels of construction activity in the Company's markets, the cost and availability of money, appropriations and construction contract lettings by federal and state governments, fuel costs, transportation costs and inflation. Internal factors include sales mix, plant location, quality and quantities of aggregates reserves, capacity utilization and other operating factors.

Fiscal 1994 sales increased by 14% due to higher volumes in most of the Company's markets and some price increases. Fiscal 1993 sales increased by approximately 8% due principally to the higher volumes created by the recovery in the Florida and Georgia construction markets.
The contribution made to net sales from the sale of construction materials by the principal classes of products and services for the five years ended September 30 is as follows:


                             1994    1993    1992  1991    1990
                             ____    ____    ____  ____    ____
Ready mixed concrete         56%     56%     58%   59%     60%
Construction aggregates      41%     42%     41%   40%     38%
Other concrete products
and building materials       11%     10%     11%   10%     10%
Less intercompany            (8%)    (8%)    (10%) (9%)    (8%)
                             ____    ____    ____  ____    ____
                             100%    100%    100%  100%    100%

The estimated contribution to revenues from the sale of construction materials by major markets follows:



                             1994    1993    1992  1991    1990
                             ____    ____    ____  ____    ____
Commercial and industrial    36%     45%     48%   47%     48%
Residential                  42%     29%     26%   24%     28%

Highway and governmental     22%     26%     26%   29%     24%


In fiscal 1994 gross profit increased 42.5% to $59,431,000 from $41,704,000 in fiscal 1993 and gross margin increased to 17.7% from 14.2%. These improvements resulted from the increase in sales, cost containment, continuing efficiency improvements and the fixed cost component of the business.

In fiscal 1993 gross profit increased 19% to $41,704,000 from $34,956,000 in fiscal 1992 and gross profit margin increased to 14.2% from 12.9%. These improvements resulted from the increase in sales and cost reductions and efficiency improvements made over the prior five years. During 1993 the Company adopted FASB 106 (See Note 8 to the Consolidated Financial Statements) accounting for retiree health benefits which offset these improvements by increasing cost of sales by $1,686,000.

The 5.5% increase in selling, general and administrative expense in 1994 as compared to 1993 was primarily attributable to increases in profit sharing and management incentive compensation which are linked to profitability. Selling, general and administrative expense was 9.5% of sales in 1994 as compared to 10.3% of sales in 1993.

The 6.4% increase in selling, general and administrative expense in 1993, as compared to 1992 was attributable to increases in profit sharing and management incentive compensation which are linked to profitability, and the adoption of FASB 106 which increased administrative expenses by $353,000. Selling, general and administrative expense was 10.3% of sales in 1993 as compared to 10.5% in 1992.

The decrease in interest expense in 1994 was attributable to a decrease in the average debt outstanding. Interest rates increased during the year. The decrease in interest expense in 1993 was attributable to a decrease in the average interest rate.
Average debt increased during 1993.

The decrease in interest income in 1994 was due principally to the collection of notes during the year, and was offset by higher average interest rates. The decrease in interest income in 1993 was due principally to lower interest rates.

See Note 10 to the Consolidated Financial Statements for information concerning the gain (loss) on the sale of assets.

The effective tax rate for fiscal 1994 decreased to 32.6% from 36.2% in 1993 due to the absence of the adjustment to deferred taxes that was required in 1993 as a result of the increase in the top Federal tax rate. The effective tax rate for fiscal 1993 increased to 36.2% from 10.8% in fiscal 1992. The increase in the effective tax rate was a result of the increase in earnings, the increase in earnings from non mining activities and a $748,000 adjustment to deferred taxes as a result of the increase in the top Federal tax rate from 34% to 35%.

LIQUIDITY AND CAPITAL RESOURCES. The following key financial measurements reflect the Company's sound financial position and substantial capital resources at September 30 (dollars in thousands):


                                         1994      1993        1992
                                         ____      ____        ____
Cash and cash equivalents               $804        $4,069      $1,201
Total debt                           $32,477       $60,823     $57,080
Current ratio                        1.5 to 1      1.4 to 1    1.4 to 1
Debt as a percent of
  capital employed                     12.0%         21.9%       21.3%
Unused revolving credit              $64,000       $49,000     $60,000
Unused short-term lines              $23,300        $9,800      $6,000


In fiscal 1994 cash flow from operations of $42,512,000, plus cash on hand at the beginning of the year, covered the cash required for capital expenditures and other investing activities, the reduction in debt of $20,348,000 and the paying of the regular dividend. In fiscal 1993 cash flow from operations of $33,980,000 coupled with the cash flows from the proceeds from the disposition of property, plant and equipment and other assets of $5,509,000 covered the cash required for capital expenditures and other investing activities. When combined with the cash required for the payment of dividends, it required the Company to increase its borrowings by $3,743,000.

The Company expects its 1995 expenditures for property, plant and equipment to be approximately $60,000,000, versus depreciation and depletion of $27,400,000. Management believes that the necessary funds will be obtained through internal generation and borrowing under the revolving credit agreement. The Company has available a $75,000,000 revolving credit agreement of which $64,000,000 was unused and available at September 30, 1994. The Company's capital expenditures are by and large discretionary and not contractual commitments until actual orders are placed for equipment. However, over time it is desirable and necessary to both replace equipment due to wear and tear and to make capital expenditures to improve efficiencies and expand capacity where warranted.

The Company expects that the Purchase and Put Agreements covering $7,550,000 of the Industrial Revenue Bonds (See Note 5 to the Consolidated Financial Statements) will continue to be amended until the earlier of the final maturity date of the respective bonds or until the project financed by the bonds is terminated. To the extent that the bonds mature or the Purchase and Put Agreements are not extended, the Company will repurchase and/or repay the bonds with borrowings under its revolving credit agreement. The Company believes it will be able to renegotiate its present credit facilities or obtain similar replacement credit facilities when necessary in the future.

INFLATION. In the past three years price increases have generally failed to equal inflation and in certain markets prices have declined due to competitive conditions. The effect of this on the Company's operations has been partially offset by management's emphasis on cost containment and productivity improvement. In the last half of fiscal 1994 the Company was able to achieve price increases in several markets sufficient to offset cost increases.

CONSOLIDATED STATEMENT OF INCOME YEARS ENDED SEPTEMBER 30
(Dollars in thousands except per share amounts)


                             1994             1993          1992
                             ____             ____          ____
Net sales                $336,526            $294,431      $271,821
Cost of sales             277,095             252,727       236,865
                          _______             _______       _______
Gross profit               59,431              41,704        34,956

Selling, general and
  administrative expense   31,970               30,301       28,476
                          _______               _______      _______
Operating profit           27,461               11,403        6,480
Interest expense           (2,223)              (2,850)      (3,146)
Interest income               462                  493          603
Gain (loss) on sale
  of assets                  (313)               2,766
Other income, net             146                  373          388
                             _______            _______       _______
Income before
  income taxes             25,533               12,185        4,325
Provision for
  income taxes              8,317                4,408          469
                           _______              _______       _______
NET INCOME                $17,216               $7,777       $3,856


Earnings per common share  $1.82                 $0.85        $0.42



CONSOLIDATED BALANCE SHEET SEPTEMBER 30
(Dollars in thousands)

                                                   1994            1993
                                                   ____            ____
ASSETS
Current assets:

   Cash and cash equivalents                           $804       $4,069
   Accounts receivable, less allowance for
     doubtful accounts of $1,627 ($1,428 in 1993)    49,109       41,931
   Inventories                                       20,61        23,105
   Prepaid expenses and other                         5,192        3,912
                                                   _______        _______
       Total current assets                          75,720       73,017

Other assets                                         26,794       29,257

Property, plant and equipment, at cost:
   Land                                             105,345      103,554
   Plant and equipment                              358,250      344,721
                                                   _______       _______
                                                    463,595      448,275

   Less accumulated depreciation and depletion      255,519      238,165
                                                    _______      _______

         Net property, plant and equipment          208,076      210,110
                                                   _______       _______
                                                   $310,590     $312,384


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term notes payable to banks                 $6,700      $10,200
   Accounts payable                                  25,176       21,906
   Federal and state income taxes                     2,218        2,403
   Accrued payroll and benefits                       6,337        3,534
   Accrued insurance reserve                          1,983        2,458
   Accrued liabilities, other                         4,223        4,786
   Long-term debt due within one year                 2,661        6,746
                                                     _______       _______
      Total current liabilities                      49,298       52,033

Long-term debt                                       23,116       43,877

Deferred income taxes                                30,441       30,734

Other accrued liabilities                            15,645       14,146

Commitments and Contingent Liabilities
  (Notes 9, 12 and 13)

Stockholders' equity:
   Preferred stock, no par value;
     authorized 10,000,000 shares, issued none         ___               ___
   Common stock, $.10 par value;
     authorized 50,000,000 shares,
     issued 9,487,309 shares (9,288,708 in 1993)        949               929
   Capital in excess of par value                    17,400             11,430
   Retained earnings                                173,743            161,268
   Less cost of treasury stock; 87 shares
     (93,208 in 1993)                                    (2)           (2,033)
                                                       _______          _____
         Total stockholders' equity                 192,090            171,594
                                                    _______            _______
                                                   $310,590           $312,384


         CONSOLIDATED STATEMENT OF
CASH FLOWS YEARS ENDED SEPTEMBER 30
(Dollars in thousands)

                                                   1994    1993     1992

Cash flows from operating activities:
 Net income                                     $17,216    $7,777 $3,856
 Adjustments to reconcile net income to net cash
   provided from operating activities:
     Depreciation, depletion and amortization    25,419    26,168 26,678
     Net changes in operating assets and liabilities:
         (Increase) decrease in
           accounts receivable                   (7,305)   (6,092) 2,513
         (Increase) decrease in inventories       2,490    (1,242) (1,189)
         (Increase) decrease in prepaid expenses
             and other                             (259)    744    (192)
         Increase in accounts payable and
             accrued liabilities                  4,555   9,600     363
     Increase (decrease) in deferred income taxes   482    (645) (2,662)
     Gain on disposition of property, plant
         and equipment                             (382) (2,837) (1,305)
     Other, net                                     296     507      636
                                                   ______ ______   ______
Net cash provided from operating activities      42,512   33,980   28,698

Cash flows from investing activities:
 Purchase of property, plant and equipment      (23,063) (32,811) (26,746)
 Proceeds from the sale of property, plant
          and equipment                             661    4,986    2,009
 Additions to other assets                       (1,839)  (2,615)    (646)
 Proceeds from the disposition of other assets      693      523    2,773
 Additions to notes receivable                     (335)     ___      (20)
 Collection of notes receivable                   3,174      410      304
                                                  _____     ______   ______
Net cash used in investing activities           (20,709)  (29,507) (22,326)

Cash flows from financing activities:
 Proceeds from long-term debt                     ---      13,000        ---
 Net increase (decrease) in short-term debt      (3,500)   (3,800)    4,800
 Repayment of long-term debt                    (16,848)   (6,142)   (6,767)
 Exercise of employee stock options                23       ---         ---
 Repurchase of Company stock                      (2)       (65)       (303)
 Payment of dividends                            (4,741)   (4,598)   (4,600)
                                                 ______   ______      ______
Net cash used in financing activities           (25,068)   (1,605)   (6,870)
                                                 ______    ______    ______
Net increase (decrease) in cash
 and cash equivalents                            (3,265)    2,868      (498)
Cash and cash equivalents at beginning of year    4,069     1,201     1,699
                                                 ______    ______     ______
Cash and cash equivalents at end of year           $804    $4,069    $1,201



Supplemental disclosures of cash flow information:
 Cash paid during the year for:
     Interest expense, net of amount capitalized $2,769     $2,764    $3,188
     Income taxes                                $9,814     $5,206    $2,402

Noncash investing and financing activities:
 Additions to property, plant and equipment from:
     Exchanges                                  $58          $61         $43
     Issuing debt                               ---         $686         ---
 Issuing common stock in payment of
   note payable                              $8,000          ---         ---
 Addition to notes receivable from the sale of
     property, plant and equipment             $431          ---         ---


For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturities of three months or less at the time of purchase to be cash equivalents.



CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY YEARS ENDED SEPTEMBER 30
(Dollars in thousands except per share amounts)

                                         Capital in
                         Common Stock    Excess of Retained Treasury Stock
                       ---------------   Par Value Earnings  --------------
                        Shares    Amount                     Shares  Amount

Balance October 1, 1991 9,288,708 $929   $11,430 $158,833    (75,450) ($1,665
Shares purchased for
  treasury                                                   (14,725)   (303)
Net income                                          3,856
Cash dividends
 ($.50 per share)                                  (4,600)
                      ----------  -----  --------- ---------- --------  -----
Balance
September 30, 1992   9,288,708     929    11,430   158,089   (90,175) (1968)
Shares purchased for
 treasury                                                      (3,033)   (65)
Net income                                            7,777
Cash dividends
  ($.50 per share)                                   (4,598)
                   ----------   -----  --------- ----------  --------  -----
Balance
September 30, 1993 9,288,708     929     11,430     161,268   (93,208) (2,033)
Shares issued in
 payment of note     197,701     20       5,947                93,208   2,033
Exercise of stock
 options                 900                 23
Shares purchased for
  treasury                                                        (87)    (2)
Net income                                           17,216
Cash dividends
  ($.50 per share)                                   (4,741)
                    ----------- ------  ----------  -------------------------

Balance
September 30, 1994   9,487,309  $949      $17,400     $173,743     (87)   ($2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES.

CONSOLIDATION-The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated in consolidation.

INVENTORIES-Inventories are valued at the lower of cost or market. Cost for parts and supplies inventory is determined under the first-in, first-out (FIFO) method. Cost for other inventories is determined under the last-in, first-out (LIFO) and average cost methods.

DEPRECIATION, DEPLETION AND AMORTIZATION-Provision for depreciation of plant and equipment is computed on the basis of estimated useful lives using the straight-line method. Depletion of sand and stone deposits is computed on the basis of units of production in relation to estimated reserves. Substantially all goodwill is being amortized over forty years using the straight-line method.

INCOME TAXES-The Company accounts for income taxes under Financial Accounting Standards Board Statement No. 109. Annual provisions for income taxes are based primarily on reported earnings before income taxes and include appropriate provisions for deferred income taxes resulting from the tax effect, using presently enacted tax rates, of the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.

EARNINGS PER COMMON SHARE-Earnings per common share are based on the weighted average number of common shares outstanding and common stock equivalents, where applicable, during the year.

CONCENTRATIONS OF CREDIT RISK-The Company's operations are located within the Southeastern United States. It sells construction materials and grants credit to customers, substantially all of whom are related to the construction industry.

RECLAMATION-The Company accrues the estimated cost of reclamation over the life of the deposit based on tons sold in relation to total estimated tons of reserves. Expenses paid by the Company are charged to the reserve.

RISK INSURANCE-The Company has a $500,000 self-insured retention per occurrence in connection with its workers' compensation, automobile liability, and general liability insurance programs ("Risk Insurance"). The Company accrues monthly its estimated cost in connection with its portion of its Risk Insurance losses. Claims paid by the Company are charged against the reserve. Additionally, the Company maintains a reserve for incurred but not reported claims based on historical analysis of such claims.

ENVIRONMENTAL-Environmental expenditures that benefit future periods are capitalized. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Estimation of such liabilities is extremely complex. Some factors that must be assessed are engineering estimates, continually evolving governmental laws and standards, and potential involvement of other potentially responsible parties.

ACCOUNTING STANDARDS-Financial Accounting Standards Board
Statement No. 112, "Employers' Accounting for Postemployment
Benefits," did not have an impact on the Company's operating results.

2. TRANSACTIONS WITH RELATED PARTIES. As of September 30, 1994 eight of the Company's directors were also directors of FRP Properties, Inc. ("FRPP"). Such directors own approximately 37% of the stock of FRPP and 30% of the stock of the Company. Accordingly, FRPP and the Company are considered related parties.

FRPP, through its ICC transportation subsidiaries, hauls construction aggregates for the Company and customers of the Company. It also hauls diesel fuel and other supplies for the Company. Charges for these services are based on prevailing market prices.

Other wholly owned subsidiaries of FRPP lease certain construction aggregates mining and other properties and provide construction management services to the Company.
The Company paid rents, royalties and transportation charges to subsidiaries of FRPP totaling $6,029,000 in 1994, $6,259,000 in 1993, and $6,752,000 in 1992.

At September 30, 1994 the Company had a net account payable due to subsidiaries of FRPP of $144,000. At September 30, 1993 the
Company had net trade accounts receivable due from subsidiaries of FRPP of $14,000.

Under an agreement extending until September 30, 1996, the Company furnishes certain management and related services, including financial, tax, legal, administrative, accounting and computer, to FRPP and its subsidiaries. Charges for such services were $1,208,000 in 1994, $1,101,000 in 1993, and $1,032,000 in
1992.

3. INVENTORIES. Inventories at September 30 consisted of the following (in thousands):
                                     1994              1993
                                     ____              ____
Finished products                    $16,329         $19,034
Raw materials                          3,249           2,962
Parts and supplies                     1,037           1,109
                                     ______            ______
                                     $20,615         $23,105

The excess of current cost over the LIFO stated values of inventories was $3,282,000 at September 30, 1994 and $3,434,000 at September 30, 1993.

4. OTHER ASSETS. Other assets at September 30 consisted of the following (in thousands):

                                         1994          1993
                                         ____          ____
Real estate                              $3,349        $4,326
Notes receivable                          5,523         7,804
Goodwill at cost less amortization
  of $2,786 ($2,457 in 1993)             10,458        10,787
Other                                     7,464         6,340
                                         ______        ______
                                        $26,794       $29,257

5. LINES OF CREDIT AND DEBT. Long-term debt at September 30 is summarized as follows
(in thousands):

                                             1994          1993
                                             ____          ____
UNSECURED NOTES:
Revolving credit                          $11,000          $26,000
7 1/2% note                                  ___             8,000
Industrial development
  revenue bonds                            11,963           13,606
7% - 12% secured notes
  and contracts                             2,814            3,017
                                              ______        ______
                                           25,777           50,623

Less portion due within one year            2,661           6,746
                                              ______        ______
                                             $23,116       $43,877



Of the industrial development revenue bonds at September 30, 1994, $7,550,000 is due between 2004 and 2021. The bonds provide for quarterly interest payments between 68.0% and 73.3% of prime rate. The bonds are subject to Purchase and Put Agreements with several banks whereby the bondholders may, at their option, sell the bonds to the Company during the following fiscal years:
$600,000 in 1995; $2,375,000 in 1996; $3,075,000 in 1997;
$500,000 in 1998; and $1,000,000 in 1999. The balance of the industrial development revenue bonds totaling $4,413,000 at September 30, 1994 is at floating rates of interest and matures through 1999. The bonds are collateralized by certain property, plant and equipment having a carrying value of $7,482,000 at September 30, 1994.

The secured notes and contracts are collateralized by certain real estate and operating equipment having a carrying value of approximately $2,747,000 at September 30, 1994 and are payable in installments through 2004.

The aggregate amount of principal payments, excluding the revolving credit, due subsequent to September 30, 1994, assuming that all of the industrial development revenue bondholders exercise their options to sell the bonds to the Company, is: 1995
- - $2,661,000; 1996 - $3,750,000; 1997 -$3,918,000; 1998-
$1,287,000; 1999 - $1,781,000; 2000 and subsequent years -
$1,380,000.

The Company has a revolving credit agreement under which it may borrow up to $75,000,000 on term loans payable in consecutive quarterly installments of 5% of the original amount commencing September 30, 1997 and a final payment of the unpaid balance on June 30, 2000. Interest is payable at prime rate until June 30, 1997 and at 3/8 of 1% above such prime rate thereafter. Alternative interest rates based on the London interbank rate and/or the reserve-adjusted certificate of deposit rate are available at the Company's option. A commitment fee of 3/16 to 3/8 of 1% is payable on the unused amount of the commitment.

The Company also has available short-term lines of credit from three banks aggregating $30,000,000. Under these lines the Company may borrow funds for a period of one to ninety days. There is no commitment fee and the banks can terminate the lines at any time. The interest rate is determined at the time of each borrowing and for fiscal 1994 ranged between 3.27% and 5.85%. At September 30, 1994 the Company had a total of $6,700,000 borrowed under these lines.

The various loan agreements contain restrictive covenants, including a requirement to maintain a consolidated current ratio and consolidated tangible net worth (as defined) at certain levels, limitations on paying cash dividends, and other restrictions. As of September 30, 1994, under the most restrictive of the agreements, $39,754,000 of consolidated retained earnings was not restricted as to payment of cash dividends.

The Company capitalized interest cost of $35,000 in 1994, $162,000 in 1993 and $187,000 in 1992.

6. STOCK OPTION PLAN. The Company has a stock option plan under which options for shares of common stock may be granted to directors, officers and key employees.

Option transactions for the fiscal years ended September 30 are summarized as follows:


                                        1994          1993         1992
                                        -----         -----        -----
Shares under option:
Outstanding at beginning of year        529,050       551,150         165,800
 Granted                                 13,500         ---           405,250
 Exercised ($25.12 per share)              (900)        ---             ---
 Cancelled                               (7,050)      (22,100)        (19,900)
                                         --------      --------        --------

 Outstanding at end of year
     (1994-$24.75 to $30.37 per share)  534,600       529,050         551,150
                                        --------      --------        --------

Aggregate option price                  $14,209,000   $14,075,000   $14,653,000

Shares available for future grant           113,500       119,950       102,250
                                             --------      --------     --------

Shares exercisable at end of year           297,440       195,210         92,040

Options granted have been at a price equal to the fair market value of the Company's common stock on the dates of grant. The options expire from eight to ten years from the date of grant and become exercisable in cumulative installments of 20% each year after a one year waiting period from the date of grant.

No accounting is made for these options until they are exercised, at which time the proceeds are credited to stockholders' equity.

7. INCOME TAXES. The provision for income taxes for the fiscal years ended September 30 consisted of the following (in thousands):


                                       1994              1993            1992
                                       -----             -----           -----
Current:
     Federal                           $6,439            $4,069          $2,639
     State                              1,396               984             492
                                       ------            -------         -------

                                        7,835             5,053           3,131
Deferred                                  482            (1,393)         (2,662)
Federal tax rate change                  ----               748          ----
                                       ------            -------         -------
             Total                     $8,317            $4,408            $469


In the fourth quarter of fiscal 1993, the Company revised its estimated annual effective tax rate to reflect the change in the Federal statutory rate from 34% to 35%. The effect of this change was to increase income tax expense for 1993 by $880,000. Of this amount, $748,000 related to applying the newly enacted statutory income tax rate to the deferred income tax liability.
A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate follows (in thousands):


                                        1994           1993            1992
                                        -----          -----           -----
Amount computed at
  statutory Federal rate                $8,936         $4,234          $1,470
Effect of percentage depletion          (1,578)        (1,151)         (1,216)
State income taxes (net of
  Federal income tax benefit)              811            384              51
Federal tax rate change                   ----            748            ----
Other, net                                 148            193             164
                                           -----        -------         -------
Provision for income taxes              $8,317         $4,408            $469


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred taxes at September 30 include (in thousands):


                                                   1994                1993
                                                   -----               -----
Deferred tax assets:
 Insurance reserves                                $2,258              $2,557
 Other accrued liabilities                          5,821               3,930
 Credit carryover                                     902               2,021
 Other                                                953               1,398
 Valuation allowance                                 ----                (380)
                                                   ______              ______
                 Total                              9,934               9,526


Deferred tax liabilities:
 Basis difference in property,
   plant and equipment                             36,486              36,592
Other                                                 508               1,315
                                                   ______              ______
                 Total                             36,994              37,907
                                                   ______              ______

                                                  $27,060             $28,381

There was no change in the valuation allowance for fiscal 1993.

At September 30, 1994, for state income tax purposes the Company, through certain of its subsidiaries, had available certain loss carryforwards. The benefit that the Company may receive from these carryforwards is not material.

8. EMPLOYEE BENEFITS. The Company and its subsidiaries have a number of retirement plans which cover substantially all employees.

Certain of the Company's subsidiaries have noncontributory defined benefit retirement plans covering certain employees. The benefits are based on years of service and the employee's highest average compensation for any five (or in the case of one plan three) consecutive years of service. Plan assets are invested in mutual funds, listed stocks and bonds and cash equivalents. The Company's funding policy is to fund annually within the limits imposed by the Employee Retirement Income Security Act.

Net periodic pension cost (income) for fiscal years ended
September 30 included the following components (in thousands):



                                                   1994     1993     1992
                                                   -----    -----    -----
Service cost-benefits earned during the period     $611       $635    $531
Interest cost on projected benefit obligation      1,046      1,081  1,021
Actual return on assets                              900     (2,115) (1,517)
Net amortization and deferral                      (2,447)      802     233
Charge resulting from termination benefits           ----     ----      102
Curtailment gain                                     (174)    ----     ----
                                                   ______    _____    ________

Net periodic pension cost (income)                  ($64)     $403      $370


Assumptions used in determining the net periodic pension cost may vary by plan and are summarized as follows:



                                             1994       1993        1992
                                             -----      -----       -----
Discount rate                                 8%          7%        7.75%-8%
Rate of increase in compensation levels       5.25%       5%        6%
Expected long-term rate of return on assets   9%          9%        8%-9%


The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheet at September 30 (in thousands):


                                      1994                          1993
                                     -----                         -----
                            Assets        Accumulated   Assets      Accumulated
                            Exceed        Benefits      Exceed      Benefits
                            Accumulated   Exceed        Accumulated Exceed
                            Benefits      Assets        Benefits    Assets
                            ________      ________      ________    ________
Actuarial present value of
 vested benefit obligations ($2,528)       ($9,913)       ($2,682)    ($10,651)
                             ______        _______         ______      ______

Accumulated benefit
  obligation                 ($2,535)      ($10,012)       ($2,694)    ($10,852)
                              ______        _______         ______      ______

Projected benefit obligation ($3,216)      ($11,064)       ($3,582)    ($12,092)

Plan assets at fair value      4,914         10,170          4,978       11,940
                              _______       ________        _______       ______

Projected benefit  obligation
 (in excess of) or less
 than plan assets              1,698           (894)         1,396         (152)

Unrecognized net (gain)
  or loss                        (31)          (873)            57       (1,504)

Unrecognized net
  obligation (asset)            (863)          ----           (949)        -----
Unrecognized prior
  service cost                   182            162            198          220
                                ______        _______         ______      ______
Prepaid pension cost
  (pension liability)           $986        ($1,605)          $702      ($1,436)


Union employees are covered by multi-employer plans not administered by the Company. Payments of $275,000, $279,000 and $517,000 were made to these plans during 1994, 1993 and 1992, respectively.

Additionally, the Company and certain subsidiaries have savings/profit sharing plans for the benefit of qualified employees. The savings feature of the plans incorporates the provisions of Section 401(k) of the Internal Revenue Code. Under the savings feature of the plans, eligible employees may elect to save a portion (within limits) of their compensation on a tax deferred basis. The Company contributes to a participant's account an amount equal to 50% (with certain limits) of the participant's contribution. Additionally, the Company and certain subsidiaries may make annual contributions to the plans as determined by the Board of Directors, with certain limitations. The plans provide for deferred vesting with benefits payable upon retirement or earlier termination of employment. The total cost of the plans was $2,648,000 in 1994; $1,445,000 in 1993 and
$1,044,000 in 1992.

The Company has a management security plan for certain officers and key employees. The accruals for future benefits are based upon the remaining years to retirement of the participating employees. The Company has purchased life insurance on the lives of the participants and it is the owner and beneficiary of such policies. The expense for fiscal 1994, 1993 and 1992 was $1,160,000, $1,038,000 and $738,000, respectively.

The Company and one of its subsidiaries provide certain health care and life insurance benefits for retired employees. Employees may become eligible for those benefits if they were employed by the Company prior to December 10, 1992, have 15 years of service and reach retirement age while working for the Company. The plans are contributory and unfunded.

Effective as of the beginning of fiscal 1993, the Company adopted Financial Accounting Standards Board Statement No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions". Under this new statement, the Company is required to accrue the estimated cost of retiree health and life insurance benefits over the years that the employees render service. The Company previously expensed the cost of these benefits as claims were paid.

At the effective date of adoption, October 1, 1992, the Accumulated Postretirement Benefit Obligation ("APBO"), the discounted present value of estimated future benefits attributed to employees' service rendered prior to October 1, 1992, amounted to $15,505,000, which the Company has elected to amortize over 20 years. The effect of adopting the new statement on fiscal 1993 was to reduce income before income taxes by $2,039,000 and net income by $1,252,000 ($.14 per share).

The following table sets forth the plans' combined status reconciled with the accrued postretirement benefit cost included in the Company's consolidated balance sheet at September 30 (in thousands):


                                               1994            1993
                                               -----           -----
Accumulated postretirement benefit obligations:
 Retirees                                       $1,680          $3,705
 Fully eligible active participants                597           1,606
 Other active participants                         677           7,376
                                                 ______          ______
 Total APBO                                      2,954          12,687

Unrecognized net loss from past experience
 different from that assumed and from
 changes in assumptions                         (1,377)         (1,560)
Unrecognized prior service costs                   894            ----
Unrecognized transition obligation                ----          (9,088)
                                                 ______          ______
Accrued postretirement benefit cos               $2,471          $2,039

Net periodic postretirement benefit cost for fiscal 1994 and 1993 includes the following components (in thousands):


                                                   1994        1993    1992
                                                   -----       -----   -----
Service cost of benefits earned during the period  $260        $678
Interest cost on APBO                               380        1,008
Net amortization and deferral                      (127)            ----
Amortization of transition obligation over 20 years 120              628
                                                   ______          ______
Net periodic postretirement benefit cost           $633           $2,314


The cost of these programs in fiscal 1992 was $567,000.

The discount rate used in determining the Net Periodic Postretirement Benefit Cost and the APBO was 8% at September 30, 1994 and 7% at September 30, 1993. The health care costs trend used in determining the APBO in 1994 was 11.3% grading down to 6% in year 9 and later for pre-age 65 costs and 9.6% grading down to 6% over 9 years for post-age 65 costs.

Effective January 1, 1994, the Company's share of retiree health care was capped at the 1993 dollar level. Therefore, the effect of a 1% increase in the assumed health care cost trend rates would have no effect on the APBO as of September 30, 1994, and a minimal effect on the service and interest cost components of the Net Periodic Postretirement Benefit Cost.

9. LEASES. Certain plant sites, office space and equipment are rented under operating leases. Total rental expense, excluding mineral leases, for fiscal 1994, 1993 and 1992 was $3,465,000, $3,965,000 and $6,200,000, respectively. Future minimum lease payments under operating leases with an initial or remaining noncancelable term in excess of one year, exclusive of mineral leases, at September 30, 1994 are as follows: 1995 -$1,826,000; 1996 - $1,356,000; 1997 - $1,146,000; 1998 - $1,110,000; 1999 -
$1,112,000; after 1999 - $9,834,000. Certain leases include
options for renewal. Most leases require the Company to pay for utilities, insurance and maintenance.

The Company has a long-term lease, which may not be cancelled prior to September 1, 1998, with FRPP for sand reserves near
Grandin, Florida. Under the lease the Company will pay minimum royalties of $1,000,000 per year.

10.GAIN (LOSS) ON SALE OF ASSETS. In fiscal 1994 the Company sold certain real estate which resulted in a loss of $313,000. In August 1993 the Company sold its S&G Concrete Co.'s North Carolina ready mixed concrete assets for cash and reported a gain of $2,715,000. Also, in fiscal 1993 the Company sold other land which resulted in a gain of $51,000.

11. FAIR VALUES OF FINANCIAL INSTRUMENTS. At September 30, 1994 and 1993 the carrying amount reported in the balance sheet for cash and cash equivalents, notes receivable, short-term notes payable to banks, revolving credit and industrial development revenue bonds approximate their fair value. The fair values of the Company's other long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At September 30, 1994 the carrying amount and fair value of such other long-term debt was $2,814,000 and $3,040,000, respectively. At September 30, 1993 the carrying amount and fair value of such other long-term debt was $11,017,000 and $11,804,000, respectively.

12. CONTINGENT LIABILITIES. The Company and its subsidiaries are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, are expected to have a materially adverse effect on the Company's consolidated financial statements.
The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage.

The Company has been advised of soil and groundwater contamination by petroleum products in the vicinity of an underground storage tank on a site owned by the Company. The contaminated soil and groundwater will have to be remediated in accordance with state and federal laws. An environmental consulting firm is investigating the site and has submitted a Contamination Assessment Report ("CAR") to the Florida Department of Environmental Protection ("DEP") for their review and approval. Following DEP approval of the CAR, a Remedial Action Plan will be developed and submitted to the DEP for approval. The consultants' estimate of the cost of remediation on similar non-Company sites ranges from $200,000 to $1,000,000. At September 30, 1994, the Company had recorded a liability for $400,000; it has not recorded any potential claims that it may have against the former owner of the site or through the Florida Petroleum Liability Insurance and Restoration Program and/or the Florida Abandoned Tank Restoration Program. Because of the uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified site could be considerably higher than the accrued liability. However, the Company believes that the cost of remediation will not have a materially adverse effect upon its financial condition or earnings.

In May of 1993 the National Labor Relations Board ("NLRB") issued a Complaint against a subsidiary of the Company (herein the "Subsidiary") based on unfair labor practice charges previously filed by Teamsters Local 639. The Complaint seeks an order from the NLRB requiring the Subsidiary to recognize the Teamsters as its employees' exclusive collective bargaining representative, to restore certain previous terms and conditions of employment and to make whole the affected employees and certain employee benefit plans for losses as a result of changes in terms and conditions of employment made by the Subsidiary. The Subsidiary has denied such charges and is vigorously defending its position. In April of 1994, an Administrative Law Judge ("ALJ") of the NLRB issued a Recommended Decision and Order recommending a ruling against the Subsidiary's position and recommending the relief sought in the Complaint. The Subsidiary has filed an appeal with the NLRB. The ultimate liability, if any, with respect to this matter cannot reasonably be estimated. However, it is the opinion of the Company's management that the ultimate disposition of this matter will not have a material adverse effect on the Company's financial statements.

13. COMMITMENTS. At September 30, 1994, the Company had placed orders and was committed to purchase equipment costing approximately $4,000,000.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Florida Rock Industries, Inc.

We have audited the accompanying consolidated balance sheet of Florida Rock Industries, Inc. and its subsidiary companies as of September 30, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of September 30, 1993 and for each of the two years in the period ended September 30, 1993, were audited by other auditors whose report, dated November 30, 1993, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida Rock Industries, Inc. and its subsidiary companies at September 30, 1994, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.
As discussed in Note 8 to the consolidated financial statements, in 1993 the Company changed its method of accounting for postretirement benefits other than pensions.



Deloitte & Touche LLP

Jacksonville, Florida
December 1, 1994

DIRECTORS AND OFFICERS

DIRECTORS

Thompson S. Baker (1)
Chairman Emeritus of the Company

Edward L. Baker (1)
Chairman of the Board and Chief Executive Officer of the Company

John D. Baker II (1)
President of the Company

Thompson S. Baker II
Vice President of the Company

Alvin R. (Pete) Carpenter
President and Chief Executive Officer of CSX Transportation, Inc.

Charles H. Denny III
Investments

AIbert D. Ernest, Jr. (2) (3)
President of Albert Ernest Enterprises

Luke E. Fichthorn III (2)
Private Investment Banker, Twain Associates and Chairman of the
Board and Chief Executive Officer of Bairnco Corporation

Frank M. Hubbard (2) (3)
Chairman of the Board of A. Friends' Foundation Trust

Francis X. Knott
Chief Executive Officer of Partners Management Company

Henry J. Knott
President of Severn River Construction Co.

Radford D. Lovett (2) (3)
Chairman of the Board of Commodores Point Terminal Corp.

W. Thomas Rice (2) (3)
Chairman Emeritus of Seaboard Coast Line Industries, Inc.

C. J. Shepherdson
Vice President of the Company

(1)      Member of the Executive Committee
(2)      Member of the Audit Committee
(3)      Member of the Compensation Committee


OFFICERS

Edward L. Baker
Chairman of the Board and Chief Executive Officer

John D. Baker II
President

H. B. Horner
Executive Vice President

C. J. Shepherdson
Vice President
Chairman, Northern Concrete Group

Donald L. Bloebaum
Vice President
President, Aggregates Group


S. Robert Hays
Vice President
President, Florida Concrete Group

Thompson S. Baker II
Vice President
President, The Arundel Corporation

Clarron E. Render, Jr.
Vice President
President, Northern Concrete Group

Robert C. Peace
Vice President
Executive Vice President, Aggregates Group

Ruggles B. Carlson
Vice President and Treasurer
Finance

Dennis D. Frick
Secretary
Corporate Counsel

Wallace A. Patzke, Jr.
Controller

John W. Green
Assistant Secretary
Director of Corporate Credit

Florida Rock Industries, Inc.
General Office: 155 East 21st Street
Jacksonville, Florida 32206
Telephone: (904) 355-1781

Annual Meeting
Shareholders are cordially invited to attend the Annual
Stockholders Meeting which will be held at 9 a.m. local time, on Wednesday, February 1, 1995, at the general offices of the Company, 155 East 21st Street, Jacksonville, Florida.

Transfer Agent
First Union National Bank of North Carolina
230 South Tryon Street, 10th Floor
Charlotte, NC 28288-1154
Telephone: 1-800-829-8432

General Counsel
Ulmer, Murchison, Ashby & Taylor
Jacksonville, Florida

Independent Auditors
Deloitte & Touche LLP
Jacksonville, Florida

Common Stock Listed
American Stock Exchange (symbol: FRK)

Form 10-K
Stockholders may receive without charge a copy of Florida Rock
Industries, Inc.'s annual report to the Securities and Exchange
Commission on Form 10-K by writing to the Treasurer at P.O. Box
4667, Jacksonville, Florida 32201.