Form 10-Q
period 1994-12-31
FLORIDA ROCK INDUSTRIES INC
filed 1995-02-13
CIK 37651

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
     (Mark one)

     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended December 31, 1994

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 1995: 9,487,222 shares of $.10 par value common stock.




                           FLORIDA ROCK INDUSTRIES, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEET
                                   (In thousands)
                                     (Unaudited)


                                                 December 31,     September 30,
                                                     1994             1994

   ASSETS
   Current assets:
    Cash and cash equivalents                     $    2,148       $      804
    Accounts and notes receivable, less
     allowance for doubtful accounts of
     $1,819 ($1,627 at September 30, 1994)            43,516           49,109
   Inventories:
     Finished products                                15,921           16,329
     Raw materials                                     3,173            3,249
     Parts and supplies                                1,085            1,037
     Total inventories                                20,179           20,615
    Prepaid expenses and other                         6,034            5,192
     Total current assets                             71,877           75,720
   Other assets                                       26,755           26,794
   Property, plant and equipment, at cost:
    Land                                             105,346          105,345
    Plant and equipment                              365,741          358,250
                                                     471,087          463,595
    Less accumulated depreciation,
     depletion and amortization                     (260,683)        (255,519)
     Net property, plant and equipment               210,404          208,076
                                                  $  309,036       $  310,590

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
    Short-term notes payable to banks             $   14,300       $    6,700
    Accounts payable                                  23,908           25,176
    Dividends payable                                  2,372                -
    Accrued income taxes                               2,297            2,218
    Accrued liabilities                                9,442           12,543
    Long-term debt due within one year                 2,261            2,661
     Total current liabilities                        54,580           49,298

   Long-term debt                                     11,783           23,116
   Deferred income taxes                              30,684           30,441
   Other accrued liabilities                          16,134           15,645

   Stockholders' equity:
    Preferred stock, no par value;
     10,000,000 shares authorized                          -                -
    Common stock, $.10 par value;
     50,000,000 shares authorized,
     9,487,309 shares issued (9,487,309 at
     September 30, 1994)                                 949              949
    Capital in excess of par value                    17,400           17,400
    Retained earnings                                177,508          173,743
    Less cost of treasury stock, 87
     shares (87 shares at September 30,
     1994)                                                (2)              (2)
     Total stockholders' equity                      195,855          192,090
                                                  $  309,036       $  310,590

   See accompanying notes

                            FLORIDA ROCK INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED STATEMENT OF INCOME
                   (Dollars in thousands except per share amounts)
                                     (Unaudited)



                                                           Three Months ended
                                                              December  31
                                                             1994       1993



     Net sales                                             $89,614     $75,906
     Cost of sales                                          71,845      63,904

     Gross profit                                           17,769      12,002

     Selling, general and
      administrative expense                                 8,183       7,180

     Operating profit                                        9,586       4,822

     Interest expense                                         (449)       (630)
     Interest income                                           155         124
     Other income, net                                          78          89

     Income before income taxes                              9,370       4,405
     Provision for income taxes                              3,233       1,463

     Net income                                            $ 6,137     $ 2,942

     Per common share:
       Income                                                 $.65        $.31

       Cash dividends                                         $.25        $.25

     Weighted average number
      of shares                                          9,504,076  9,391,610



     See accompanying notes.

                            FLORIDA ROCK INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                    THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                                    (In thousands)
                                     (Unaudited)

                                                    1994             1993
     Cash flows from operating activities:
       Net income                                 $ 6,137          $ 2,942
       Adjustments to reconcile net income
        to net cash provided from operating
        activities:
         Depreciation, depletion and
          amortization                              6,169            6,451
         Net changes in operating assets and
          liabilities:
          Decrease in accounts receivable           5,573            6,121
          Decrease in inventories                     436              149
          Increase in prepaid expenses and
           other                                     (842)          (1,315)
          Decrease in accounts payable and
           accrued liabilities                     (3,801)          (4,542)
         Increase in deferred income taxes            243                -
         Gain on disposition of property,
          plant and equipment                         (38)             (15)
         Other, net                                   (47)               5

     Net cash provided from operating
      activities                                   13,830            9,796

     Cash flows from investing activities:
       Purchase of property, plant and
        equipment                                  (8,378)          (2,917)
       Proceeds from the sale of property,
        plant and equipment                           100              118
       Collections of notes receivable                 54               67
       Additions to other assets                     (129)            (106)

     Net cash used in investing activities         (8,353)          (2,838)

     Cash flows from financing activities:
       Net increase (decrease) in short-term
        debt                                        7,600           (1,700)
       Repayment of debt                          (11,733)          (5,749)

     Net cash used in financing activities         (4,133)          (7,449)

     Net increase in cash and cash equivalents      1,344             (491)

     Cash and cash  equivalents at  beginning
      of year                                         804            4,069

     Cash and cash equivalents at end of
      period                                      $ 2,148          $ 3,578

     See accompanying notes.

                            FLORIDA ROCK INDUSTRIES, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1994
                                     (Unaudited)

     (1)  Basis of Presentation

          The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months ended December 31, 1994, are not necessarily indicative of the results that may be expected for the year ended September 30, 1995. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 1994.

     (2)  Earnings Per Share

          Earnings per share are based on the weighted average number of common shares outstanding and common stock equivalents, where applicable, during the periods. Fully diluted earnings per share are not reported because their effect would have been less than 3% dilutive.

     (3)  Supplemental Disclosures of Cash Flow Information

          Cash paid during the three months ended December
          31, 1994 and 1993 for certain expense items are (in thousands):

                                                   1994          1993
           Interest expense, net of
            amount capitalized                   $  494         $1,125
           Income taxes                          $2,913         $  464

          The following schedule summarizes noncash investing and financing activities for the three months ended December 31, 1994 and 1993 (in thousands):
                                                   1994           1993

            Additions to property, plant
             and equipment from exchanges        $   14         $   11
            Issuing of common stock in
             payment of note payable                  -         $8,000

(4)  The Company and its subsidiaries are subject to legal proceedings and claims arising out of their businesses that cover a wide range of matters. Additional information concerning these matters is presented in Note 12 to the consolidated financial statements included in the Company's 1994 Annual Report to stockholders, in Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1994, and in Part II, Item 1 "Legal Proceedings" of this Form 10-Q and such information is incorporated herein by reference.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS

          Operating Results

               In the first quarter of fiscal 1995, ended December 31, 1994, consolidated net sales increased 18.1% from the same period last year. The increase was primarily attributed to higher volumes in most of the Company's markets. Modest price improvement has been achieved in some markets due in part to the pressure of increasing cement prices. Gross profit increased 48.0% and gross profit margin increased to 19.8% from 15.8%. The increases resulted principally from the sales increase and favorable operating leverage inherent in the business when volumes increase.

               Selling, general and administrative expense increased 14.0%, due primarily to increased sales and increased profit sharing and profit based incentive programs.

               The decrease in interest expense in the current period is due principally to a lower average debt outstanding.

               Single family home building permits appear to have peaked in most markets but remain at healthy levels. Multi-family dwellings continued to recover. Commercial and industrial construction markets began to recover during 1994 and remain driven by capacity utilization more than mortgage rates. Infrastructure requirements remain good and are expected to continue to grow modestly in all markets.

               The Company expects slower economic growth through the balance of this year.

          Financial Condition

               The Company continues to maintain its sound financial condition with sufficient resources to meet anticipated capital expenditures and other operating requirements.

               While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Note 12 to the consolidated financial statements included in the Company's 1994 Annual Report to stockholders, in Part I, Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1994 and in Part II, Item 1 "Legal Proceedings" of this Form 10-Q, and such information is incorporated herein by reference.

                               PART II OTHER INFORMATION

          Item 1.  Legal Proceedings

               On May 8, 1992, oral arguments were held in the Government's appeal of the U.S. Claims Court judgment entered in favor of the Company in its inverse condemnation claim against the U.S. Army Corps of Engineers. The case involves a 98 acre parcel of a 1560 acre tract with limestone reserves in Dade County, Florida. On March 10, 1994, the Court of Appeals vacated the U.S. Claims Court judgment and remanded the case for further proceedings. The Company's petition for rehearing was denied on June 21, 1994. On September 20, 1994, the Company filed a petition for writ of certiorari in the U.S. Supreme Court. By Court Order dated January 13, 1995, the U.S. Supreme Court denied the Company's petition. As a result, the case is remanded to the U.S. Claims court for further proceedings. This case has been previously reported in the Company's Form 10-K for the years 1981 through 1991 and 1994 and Form 10-Q for the quarters ending June 1986, December 1986, March 1987, June 1988, June 1989, June 1990 and June 1992. (U.S. Claims Court, Case No. 266-82L and U.S. Court of Appeals, Case No. 91-5156.)

               By letter dated December 12, 1994, the United States Environmental Protection Agency (EPA) requested information from the Company in connection with a new Superfund Site in Jacksonville, Florida, which is the former location of Rouse Steel Drum Company ("Rouse"). Rouse operated a drum reclamation business at that site between 1965 and 1989. The Company response to the EPA information request was submitted on February 3, 1995. The Company believes that empty new oil product drums may have been delivered to Rouse for a limited period of time at the request of the vendor, but the residues in such drums were not CERCLA hazardous substances.

               Note 12 to the consolidated financial statements included in the Company's 1994 Annual Report to stockholders and Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1994 are incorporated herein by reference.

          Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits.    The response  to this  item  is submitted  as a
               separate section entitled "Exhibit Index" starting on the page 8 of this Form 10-Q.

          (b)  Reports  on Form 8-K.   There  were no  reports on  Form 8-K
               filed during the three months ended December 31, 1994.

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          February 7,  1995                    FLORIDA ROCK INDUSTRIES, INC.


                                                /S/ RUGGLES B. CARLSON

                                                Ruggles B. Carlson
                                                Vice President-Finance
                                                 and Treasurer
                                                (Principal Financial and
                                                 Accounting Officer)

                            FLORIDA ROCK INDUSTRIES, INC.
                  FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1994

                                    EXHIBIT INDEX

                                                                Page No. in
                                                                 Sequential
                                                                 Numbering

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

          (3)(ii)(a)Restated Bylaws of Florida Rock
                    Industries,  Inc., adopted  December 1, 1993.
                    Previously  filed  with  Form  10-K  for  the
                    fiscal year ended  September 30, 1993.   File
                    No. 1-7159.

          (3)(ii)(b)Amendment to the Bylaws of Florida Rock Industries, Inc. adopted October 5, 1994. Previously filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 1-7159.

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

          (4)(d) Second Amendment dated as of June 30, 1994 to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 5, 1990. Previously filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 1-7159.

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

          (10)(n)   Florida  Rock  Industries,  Inc.  1991  Stock
                    Option Plan.   Previously filed with Form 10-
                    K for the fiscal year ended September 30, 1992. File No. 107159.

          (10)(o) Split Dollar Insurance Agreement dated January 24, 1994 between Edward L. Baker and Florida Rock Industries, Inc. Previously filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 1-7159.

          (10)(p) Split Dollar Insurance Agreement dated January 24, 1994 between John D. Baker II and Florida Rock Industries, Inc. Previously filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 1-7159.

          (11)      Computation of Earnings Per Common Share.

          (27)      Financial Data Schedule