Form 10-Q
period 1995-03-31
FLORIDA ROCK INDUSTRIES INC
filed 1995-05-11
CIK 37651

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
     (Mark one)

     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended March 31, 1995

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1995: 9,487,128 shares of $.10 par value common stock.



                           FLORIDA ROCK INDUSTRIES, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEET
                                   (In thousands)
                                     (Unaudited)


                                                   March 31,      September 30,
                                                     1995             1994

   ASSETS
   Current assets:
    Cash and cash equivalents                     $    1,558       $      804
    Accounts and notes receivable, less
     allowance for doubtful accounts of
     $1,843 ($1,627 at September 30, 1994)            43,949           49,109
   Inventories:
     Finished products                                17,460           16,329
     Raw materials                                     3,507            3,249
     Parts and supplies                                1,204            1,037
     Total inventories                                22,171           20,615
    Prepaid expenses and other                         6,263            5,192
     Total current assets                             73,941           75,720
   Other assets                                       27,709           26,794
   Property, plant and equipment, at cost:
    Land                                             106,667          105,345
    Plant and equipment                              374,475          358,250
                                                     481,142          463,595
    Less accumulated depreciation,
     depletion and amortization                     (263,642)        (255,519)
     Net property, plant and equipment               217,500          208,076
                                                  $  319,150       $  310,590

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
    Short-term notes payable to banks             $   22,700       $    6,700
    Accounts payable                                  24,687           25,176
    Accrued income taxes                                   -            2,218
    Accrued liabilities                               12,147           12,543
    Long-term debt due within one year                 2,511            2,661
     Total current liabilities                        62,045           49,298

   Long-term debt                                     11,480           23,116
   Deferred income taxes                              29,905           30,441
   Other accrued liabilities                          16,615           15,645

   Stockholders' equity:
    Preferred stock, no par value;
     10,000,000 shares authorized                          -                -
    Common stock, $.10 par value;
     50,000,000 shares authorized,
     9,487,309 shares issued                             949              949
    Capital in excess of par value                    17,400           17,400
    Retained earnings                                180,761          173,743
    Less cost of treasury stock, 181
     shares (87 shares at September 30,
     1994)                                                (5)              (2)
     Total stockholders' equity                      199,105          192,090
                                                  $  319,150       $  310,590

   See accompanying notes.

                           FLORIDA ROCK INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  (Dollars in thousands except per share amounts)
                                    (Unaudited)



                                Three Months ended        Six Months ended
                                     March 31                 March 31
                                 1995        1994          1995       1994



  Net sales                    $84,684     $66,995      $174,298    $142,901
  Cost of sales                 70,681      58,324       142,526     122,228

  Gross profit                  14,003       8,671        31,772      20,673

  Selling, general and
   administrative expense        8,851       7,884        17,034      15,064

  Operating profit               5,152         787        14,738       5,609

  Interest expense                (527)       (517)         (976)     (1,147)
  Interest income                  127          94           282         218
  Other income, net                214         (12)          292          77

  Income before income taxes     4,966         352        14,336       4,757
  Provision for income taxes     1,713         118         4,946       1,581

  Net income                   $ 3,253     $   234       $ 9,390     $ 3,176

  Per common share:
    Income                        $.34        $.02          $.99        $.34

    Cash dividends                $. -        $. -          $.25        $.25

  Weighted average number
   of shares                 9,529,896   9,554,700     9,521,675   9,473,369



  See accompanying notes.

                           FLORIDA ROCK INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (In thousands)
                                    (Unaudited)

                                                      1995           1994
  Cash flows from operating activities:
    Net income                                      $ 9,390        $ 3,176
    Adjustments to reconcile net income to net
     cash provided from operating activities:
      Depreciation, depletion and amortization       12,702         12,748
      Net changes in operating assets and
       liabilities:
       Decrease in accounts receivable                5,109          4,645
       Increase in inventories                       (1,555)        (1,472)
       Increase in prepaid expenses and other          (492)        (1,020)
       Decrease in accounts payable and accrued
        liabilities                                  (2,132)        (1,634)
      Decrease in deferred income taxes              (1,117)        (1,847)
      Gain on disposition of property, plant and
       equipment                                       (288)           (48)
      Other, net                                       (198)           208

  Net cash provided from operating activities        21,419         14,756

  Cash flows from investing activities:
    Purchase of property, plant and equipment       (21,975)        (7,309)
  Proceeds from the sale of property, plant and
     equipment                                          526            135
    Proceeds from the disposition of other assets        68            710
    Collections of notes receivable                      96          2,759
    Additions to other assets                        (1,220)          (750)

  Net cash used in investing activities             (22,505)        (4,455)

  Cash flows from financing activities:
    Net increase (decrease) in short-term debt       16,000         (1,000)
    Repayment of debt                               (11,786)       (10,816)
    Exercise of employee stock options                    -             10
    Repurchase of Company stock                          (2)            (1)
    Payment of dividends                             (2,372)        (2,372)

  Net cash provided (used) in
    financing activities                              1,840        (14,179)

  Net increase (decrease) in cash and
    cash equivalents                                    754         (3,878)
  Cash and cash equivalents at beginning of year        804          4,069

  Cash and cash equivalents at end of period        $ 1,558        $   191


  See accompanying notes.

                           FLORIDA ROCK INDUSTRIES, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    MARCH 31, 1995
                                     (Unaudited)

     (1)  Basis of Presentation

          The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the six months ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ended September 30, 1995. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 1994.

     (2)  Earnings Per Share

          Earnings per share are based on the weighted average number of common shares outstanding and common stock equivalents, where applicable, during the periods. Fully diluted earnings per share are not reported because their effect would have been less than 3% dilutive.

     (3)  Supplemental Disclosures of Cash Flow Information

          Cash paid during the six months ended March 31, 1995 and 1994 for certain expense items are (in thousands):

                                                   1995          1994
           Interest expense, net of
            amount capitalized                   $  801         $1,629
           Income taxes                          $8,654         $6,261

          The following schedule summarizes noncash investing and financing activities for the six months ended March 31, 1995 and 1994 (in thousands):
                                                   1995          1994

            Additions to property, plant
             and equipment from exchanges        $   26         $   12
            Issuing of common stock in
             payment of note payable                  -         $8,000

     (4) The Company and its subsidiaries are subject to legal proceedings and claims arising out of their businesses that cover a wide range of matters. Additional information concerning these matters is presented in Note 12 to the consolidated financial statements included in the Company's 1994 Annual Report to stockholders, in Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1994, and in Part II, Item 1 "Legal Proceedings" of the Company's Form 10-Q for the quarter ended December 31, 1994 and of this Form 10-Q and such information is incorporated herein by reference.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS

          Operating Results

               In the second quarter and first six months of fiscal 1995, ended March 31, 1995, consolidated net sales increased 26% and 22%, respectively, from the same periods last year. The increases were primarily attributed to higher volumes in most of the Company's markets. Also, Price improvement has been achieved in some markets due in part to the pressure of increasing cement prices. Last year's results were depressed by an unusually severe winter which negatively impacted the Company's Georgia, Virginia and Maryland markets.

               Gross profit and gross profit margin increased in both current periods due principally to the sales increases and favorable operating leverage inherent in the business when volumes increase.

               Selling, general and administrative expense increased in both current periods due primarily to increased sales and increased profit sharing and profit based incentive programs.

               Interest expense increased slightly in the second quarter as compared to the same quarter last year due to an increase in the average interest rate which was substantially offset by a decrease in the average debt outstanding. The decrease in interest expense in the first six months of fiscal 1995 as compared to the same period last year was due to a decrease in the average debt outstanding which was partially offset by an increase in the average interest rate.

               The growth expected for fiscal year 1995 is taking place. Commercial and multifamily construction continues to respond to increased demand as much of the excess capacity has been absorbed in many of the Company's markets. Residential construction remains at reasonable but lower levels as increased interest rates weakened demand. Infrastructure programs continue to grow modestly.

          Financial Condition

               The Company continues to maintain its sound financial condition with sufficient resources to meet anticipated capital expenditures and other operating requirements.

               While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental and other matters is presented in Note 12 to the consolidated financial statements included in the Company's 1994 Annual Report to stockholders, in Part I, Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1994 and in Part II, Item 1 "Legal Proceedings" of the Company's Form 10-Q for the quarter ended December 31, 1994 and of this Form 10-Q, and such information is incorporated herein by reference.

                              PART II OTHER INFORMATION

          Item 1.  Legal Proceedings

               On May 26, 1993, Region 5 of the National Labor Relations Board ("NLRB") issued a Complaint against a subsidiary of the Company (herein the "Subsidiary") based on unfair labor practice charges filed earlier by Teamsters Local 639. The Complaint alleged that the Subsidiary had unlawfully withdrawn recognition from the Teamsters based upon an employee petition which, it is also alleged, failed to represent the sentiments of a majority of the employees in the bargaining unit eligible to vote on the question concerning representation. The Complaint further alleged that the Subsidiary followed the withdrawal of recognition with unilateral changes in terms and conditions of employment which also constituted violations of the National Labor Relations Act. The Complaint seeks an order from the NLRB requiring the Subsidiary to recognize the Teamsters as its employees' exclusive collective bargaining representative, to restore to the status quo the terms and conditions of employment which were unilaterally changed, and for whatever they lost as a result of the changes. The Subsidiary has denied any violations as charged and is defending vigorously its position. On April 21, 1994, an Administrative Law Judge ("ALJ") of the NLRB issued a Recommended Decision and Order recommending a ruling against the Subsidiary's position and recommending the relief sought in the Complaint.

               The Subsidiary filed exemptions (the equivalent of an appeal) with the NLRB in opposition to the ALJ's recommendations. On February 8, 1995, the NLRB affirmed the ALJ's decision in substantial part. The Company has appealed the NLRB's decision to the Fourth Circuit Court of Appeals where the matter is now pending. The amount of ultimate liability, if any, with respect to this matter cannot reasonably be estimated. However, it is the opinion of the Company's management that the ultimate disposition of this matter will not have a material adverse effect on the Company's financial position. This matter has been previously reported in the Company's Form 10-Q for the quarter ended June 30, 1994.

               Note 12 to the consolidated financial statements included in the Company's 1994 Annual Report to stockholders, Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1994 and Part II, Item 1 "Legal Proceedings" of the Company's Form 10-Q for the quarter ended December 31, 1994 are incorporated herein by reference.

          Item 4.  Submission of Matters to a Vote of Security Holders

          On February  1, 1995,  the Company held  its annual  shareholders
          meeting.   At the meeting  the stockholders elected the following
          directors by the vote shown:
                                                                 Not Voted
                                  Term      Votes       Votes      Broker/
                                 Ending      For       Withheld   Nominees

          John D.  Baker II       1999    7,999,850     37,010    1,226,341
          A. R.  Carpenter        1999    8,000,011     36,849    1,226,341
          Charles H.  Denny III   1999    8,000,011     36,849    1,226,341

          At the 1995 annual meeting the stockholders approved and adopted an amendment to the Company's Articles of Incorporation by adding a new ARTICLE XIV, which provides that the provisions of Section 607.0902, Florida Statutes, 1993, as they may be amended, shall not apply to control-share acquisitions of shares of this corporation. The amendment was approved and adopted by 7,027,370 votes for, 213,836 votes against, 24,537 votes abstained and 1,997,458 votes were not voted by broker/nominees.

          At the 1995 annual meeting the stockholders approved and adopted an amendment to the Company's Articles of Incorporation by adding a new ARTICLE XV, in which Section 1 requires action by holders of 50% of the shares entitled to vote to require the call of a special meeting of shareholders; Section 2 requires a meeting for any shareholder action; and Section 3 requires advance notice provisions to the Company for shareholder nomination of directors. The amendment was approved and adopted by 4,850,810 votes for, 2,311,954 votes against, 102,979 votes abstained and 1,997,458 votes were not voted by broker/nominees.

          Also, at the 1995 annual meeting the stockholders approved an amendment to the Company's 1991 Stock Option Plan. The amendment was approved and adopted by 7,167,564 votes for, 100,786 votes against, 768,510 votes abstained and 1,226,341 votes were not voted by broker/nominees.

          These matters are more fully described in the Company's Proxy Statement dated December 15, 1994.

          Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits.    The response  to this  item  is submitted  as a
               separate section entitled "Exhibit Index" starting on the next page of this Form 10-Q.

          (b)  Reports  on Form 8-K.   There  were no  reports on  Form 8-K
               filed during the three months ended March 31, 1995.




                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          May 5, 1995                      FLORIDA ROCK INDUSTRIES, INC.


                                                RUGGLES B. CARLSON
                                                Ruggles B. Carlson
                                                Vice President-Finance
                                                 and Treasurer
                                                (Principal Financial and
                                                 Accounting Officer)

                            FLORIDA ROCK INDUSTRIES, INC.
                    FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995

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