Form 10-Q
period 1995-06-30
FLORIDA ROCK INDUSTRIES INC
filed 1995-08-09
CIK 37651

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
(Mark one)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1995: 9,487,128 shares of $.10 par value common stock.



                           FLORIDA ROCK INDUSTRIES, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEET
                                  (In thousands)
                                   (Unaudited)

                                                June 30,       September 30,
                                                  1995             1994
ASSETS
Current assets:
 Cash and cash equivalents                     $    1,316       $      804
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $1,969 ($1,627 at September 30, 1994)            47,528           49,109
Inventories:
  Finished products                                17,245           16,329
  Raw materials                                     3,549            3,249
  Parts and supplies                                1,178            1,037
  Total inventories                                21,972           20,615
 Prepaid expenses and other                         6,392            5,192
  Total current assets                             77,208           75,720
Other assets                                       27,624           26,794
Property, plant and equipment, at cost:
 Land                                             107,349          105,345
 Plant and equipment                              380,756          358,250
                                                  488,105          463,595
 Less accumulated depreciation,
  depletion and amortization                     (266,601)        (255,519)
  Net property, plant and equipment               221,504          208,076
                                               $  326,336       $  310,590

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $   15,500       $    6,700
 Accounts payable                                  26,367           25,176
 Dividends Payable                                  2,372                -
 Accrued income taxes                               2,982            2,218
 Accrued liabilities                               14,378           12,543
 Long-term debt due within one year                 3,858            2,661
  Total current liabilities                        65,457           49,298

Long-term debt                                     10,044           23,116
Deferred income taxes                              29,947           30,441
Other accrued liabilities                          17,062           15,645

Stockholders' equity:
 Preferred stock, no par value;
  10,000,000 shares authorized                          -                -
 Common stock, $.10 par value;
  50,000,000 shares authorized,
  9,487,309 shares issued                             949              949
 Capital in excess of par value                    17,400           17,400
 Retained earnings                                185,482          173,743
 Less cost of treasury stock, 181
  shares (87 shares at September 30,
  1994)                                                (5)              (2)
  Total stockholders' equity                      203,826          192,090
                                               $  326,336       $  310,590
See accompanying notes.



                         FLORIDA ROCK INDUSTRIES, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in thousands except per share amounts)
                                  (Unaudited)



                              Three Months ended       Nine Months ended
                                    June 30                  June 30
                               1995        1994          1995       1994



Net sales                    $98,256     $95,598      $272,554    $238,499
Cost of sales                 78,350      75,492       220,876     197,720

Gross profit                  19,906      20,106        51,678      40,779

Selling, general and
 administrative expense        8,751       8,842        25,785      23,906

Operating profit              11,155      11,264        25,893      16,873

Interest expense                (625)       (536)       (1,601)     (1,683)
Interest income                  159         116           441         334
Other income, net                140          20           432          97

Income before income taxes    10,829      10,864        25,165      15,621
Provision for income taxes     3,736       3,806         8,682       5,387

Net income                   $ 7,093     $ 7,058       $16,483     $10,234

Per common share:
  Income                        $.74        $.74         $1.73       $1.08

  Cash dividends                $.25        $.25          $.50        $.50

Weighted average number
 of shares                 9,533,333   9,492,660     9,526,356   9,478,275


See accompanying notes.



                         FLORIDA ROCK INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                                 (In thousands)
                                  (Unaudited)

                                                    1995           1994
Cash flows from operating activities:
  Net income                                      $16,483        $10,234
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization       19,439         19,165
    Net changes in operating assets and
     liabilities:
     (Increase) Decrease in accounts receivable     1,430         (7,686)
     (Increase) Decrease in inventories            (1,357)           508
     (Increase) in prepaid expenses and other        (637)          (795)
     Increase (Decrease) in accounts payable
      and accrued liabilities                       5,207          7,893
    Decrease in deferred income taxes              (1,058)        (2,673)
    Gain on disposition of property, plant and
     equipment                                       (659)          (385)
    Other, net                                       (282)           282

Net cash provided from operating activities        38,566         26,543

Cash flows from investing activities:
  Purchase of property, plant and equipment       (32,440)       (16,848)
  Proceeds from the sale of property, plant and
   equipment                                          952            552
  Proceeds from the disposition of other assets        68            694
  Additions to notes receivable                         -            (57)
  Collections of notes receivable                     206          2,854
  Additions to other assets                        (1,283)        (1,034)

Net cash used in investing activities             (32,497)       (13,839)

Cash flows from financing activities:
  Net increase in short-term debt                   8,800          3,100
  Repayment of debt                               (11,983)       (16,018)
  Exercise of employee stock options                    -             10
  Repurchase of Company stock                          (2)            (1)
  Payment of dividends                             (2,372)        (2,372)

Net cash used in financing activities              (5,557)       (15,281)

Net increase (decrease) in cash and
  cash equivalents                                    512         (2,577)
Cash and cash equivalents at beginning of year        804          4,069

Cash and cash equivalents at end of period        $ 1,316        $ 1,492


See accompanying notes.



                         FLORIDA ROCK INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (Unaudited)

(1)  Basis of Presentation

     The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the nine months ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ended September 30, 1995. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 1994.

(2)  Earnings Per Share

     Earnings per share are based on the weighted average number of common shares outstanding and common stock equivalents, where applicable, during the periods. Fully diluted earnings per share are not reported because their effect would have been less than 3% dilutive.

(3)  Supplemental Disclosures of Cash Flow Information

     Cash paid during the nine months ended June 30, 1995 and 1994 for certain expense items are (in thousands):

                                              1995          1994
      Interest expense, net of
       amount capitalized                   $1,722         $2,284
      Income taxes                          $8,977         $6,873

     The following schedule summarizes noncash investing and financing activities for the nine months ended June 30, 1995 and 1994 for certain items are (in thousands):
                                              1995          1994

       Additions to property, plant
        and equipment from:
        Exchanges                           $   48         $  269
        Issuing debt                        $  107              -
        Issuing of common stock in
         payment of note payable                 -         $8,000
       Additions to notes receivable
        from the sale of property,
        plant and equipment                                $  440



(4) The Company and its subsidiaries are subject to legal proceedings and claims arising out of their businesses that cover a wide range of matters. Additional information concerning these matters is presented in Note 12 to the consolidated financial statements included in the Company's 1994 Annual Report to stockholders, in
     Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1994, and in Part II, Item 1 "Legal Proceedings" of the Company's Form 10-Q for the quarters ended December 31, 1994 and March 31, 1995 and of this Form 10-Q and such information is incorporated herein by reference.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

For the third quarter of fiscal 1995 consolidated net sales increased 3% from the same quarter last year. The increase in sales was due to increased prices that were partially offset by lower unit volumes due principally to lower demand from the residential markets. Gross profit and gross profit margin for the current quarter were down slightly as the impact of lower unit volume and cost increases offset the price increases.

Selling, general and administrative expenses for the current quarter were moderately lower due to the decrease in profit sharing and incentive compensation that are linked to profitability.

For the first nine months of fiscal 1995 net sales increased 14% from the same period last year. The increase was due principally to increased volumes in the first six months coupled with increased prices. Gross profit and gross profit margin were up due principally to the sales increase and favorable leverage inherent in the business when volumes increase.

Selling, general and administrative expense increased in the current nine month period when compared with the same period last year due primarily to increased sales and increased profit sharing and profit based incentive programs.

Interest expense increased in the third quarter as compared to the same quarter last year due to an increase in the average interest rate which was offset by a decrease in the average debt outstanding. The decrease in interest expense in the first nine months of fiscal 1995 as compared to the same period last year was due to a decrease in the average debt outstanding which was substantially offset by an increase in the average interest rate.

The slowing expected in the construction markets is taking place. Commercial and multifamily construction continues to respond to demand as much of the excess capacity has been absorbed in many of the Company's markets. Residential construction has been declining as increased interest rates have slowed demand. Infrastructure programs continue to grow modestly.

Financial Condition

The Company continues to maintain its sound financial condition with sufficient resources to meet anticipated capital expenditures and other operating requirements.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental and other matters is presented in Note 12 to the consolidated financial statements included in the Company's 1994 Annual Report to stockholders, in Part I, Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1994 and in Part II, Item 1 "Legal Proceedings" of the Company's Form 10-Q for the quarters ended December 31, 1994 and March 31, 1995 and of this Form 10-Q, and such information is incorporated herein by reference.

                         PART II OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has been advised of soil and groundwater contamination on or near a site used by the Company as a concrete block manufacturing facility in Kissimmee, Florida. The alleged contamination by petroleum products apparently resulted from a leaking underground storage tank on the site. The contaminated soil and groundwater will have to be remediated in accordance with state and federal laws. An environmental consulting firm is investigating the site and has submitted a Contamination Assessment Report ("CAR") to the Florida Department of Environmental Protection ("DEP") for their review and approval. By letter dated July 12, 1995, the DEP advised that additional site information was needed before the CAR could be approved. The Company intends to comply with the DEP request. Following DEP approval of the CAR, a Remedial Action Plan will be developed and submitted to the DEP for approval. The Company will seek reimbursement of site clean up costs from the Florida Petroleum Liability Insurance and Restoration Program and/or the Florida Abandoned Tank Restoration Program. This matter was previously reported in the Form 10-K for the year ending September 30, 1994.



A personal injury action was brought against the Company and CSX Transportation, Inc. by Timothy Joe Cupp who was injured while unloading aggregates from a railroad hopper car leased by the Company. The case is styled Timothy Joe Cupp vs Florida Rock Industries, Inc. and CSX Transportation, Inc., Case No. CV 294-54, in the U.S. District Court for the Souther District of Georgia.
The complaint seeks compensatory damages in an unspecified amount and punitive damages. A jury trial was held on June 12, 1995. The jury awarded Plaintiff $10,000 in compensatory damages and no punitive damages. Judgment was entered on July 6, 1995 and Plaintiff has until August 5, 1995 to file a notice of appeal.
This case has been previously reported in the Form 10-K for the year ending September 30, 1994.

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

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 1995.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 1, 1995                      FLORIDA ROCK INDUSTRIES, INC.


                                    RUGGLES B. CARLSON
                                    Ruggles B. Carlson
                                     Vice President-Finance
                                      and Treasurer
                                     (Principal Financial and
                                      Accounting Officer)




                       FLORIDA ROCK INDUSTRIES, INC.
               FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1995

                               EXHIBIT INDEX

                                                                Page No. in
                                                                 Sequential
                                                                 Numbering

(2)(a) Agreement and Plan of Reorganization entered into as of March 5, 1986 between the Company and Florida Rock & Tank Lines, Inc. ("FRTL") pursuant to the distribution pro rata to the Company's stockholders of 100% of the outstanding stock of FRTL has previously been filed as Appendix I to the Company's Proxy
           Statement dated June 11, 1986. File No. 1-
           7159.

(3)(i)(a)  Restated Articles of Incorporation of Florida
           Rock Industries, Inc., filed with the
           Secretary of State of Florida on May 9, 1986.
           Previously filed with Form 10-Q for the
           quarter ended December 31, 1986.  File No. 1-
           7159.

(3)(i)(b) Amendment to the Articles of Incorporation of Florida Rock Industries, Inc. filed with the
           Secretary of State of Florida on February 19,
           1992. Previously filed with Form 10-K for the fiscal year ended September 30, 1993. File
           No. 1-7159.

(3)(ii)(a) Restated Bylaws of Florida Rock
           Industries, Inc., adopted December 1, 1993.
           Previously filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 1-
           7159.

(3)(ii)(b) Amendment to the Bylaws of Florida Rock
           Industries, Inc. adopted October 5, 1994.
           Previously filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 1-
           7159.

(4)(a)     Articles III, VII, and XIII of the Articles of
           Incorporation of Florida Rock Industries, Inc.
           Previously filed with Form 10-Q for the

                                                                 Page No. in
                                                                 Sequential
                                                                 Numbering

          quarter ended December 31, 1986 and Form 10-K for the fiscal year ended September 30, 1993.
          File No. 1-7159.

(4)(b)    Amended and Restated Revolving Credit and Term
          Loan Agreement dated as of December 5, 1990, among Florida Rock Industries, Inc.;
          Continental Bank, N.A.; Barnett Bank of
          Jacksonville, N. A.; Sun Bank, National
          Association; Crestar Bank; First Union
          National Bank of Florida; The First National
          Bank of Maryland; Southeast Bank, N. A.; and
          Maryland National Bank.  Previously filed with
          Form 10-K for the fiscal year ended September
          30, 1990.  File No. 1-7159.

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

(10)(b)   Retirement Benefits Agreement between Shands
          & Baker, Inc., and Thompson S. Baker dated



                                                                Page No. in
                                                                Sequential
                                                                Numbering

          September 30, 1964 and amendment thereto dated
          September 22, 1970.  Previously filed with
          Form S-1 dated June 29, 1972.  File No. 2-
          44839.

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

(10)(e)   Florida Rock Industries, Inc. 1981 Stock
          Option Plan. Previously filed with Form S-8 dated March 3, 1982. File No. 2-76407.

(10)(f)    Amended Medical Reimbursement Plan of Florida
           Rock Industries, Inc., effective May 24, 1976.
           Previously filed with Form 10-K for the fiscal year ended September 30, 1980. File No. 1-
           7159.

(10)(g)    Amendment No. 1 to Amended Medical
           Reimbursement Plan of Florida Rock Industries,
           Inc. effective July 16, 1976. Previously filed with Form 10-K for the fiscal year ended
           September 30, 1980.  File No. 1-7159

(10)(h)    Tax Service Reimbursement Plan of Florida Rock
           Industries, Inc. effective October 1, 1976.
           Previously filed with Form 10-K for the fiscal year ended September 30, 1980. File No. 1-
           7159.

(10)(i)    Amendment No. 1 to Tax Service Reimbursement
           Plan of Florida Rock Industries, Inc.
           Previously filed with Form 10-K for the fiscal year ended September 30, 1981. File No. 1-
           7159.


                                                                 Page No. in
                                                                 Sequential
                                                                 Numbering

(10)(j)     Amendment No. 2 to Tax Service Reimbursement
            Plan of Florida Rock Industries, Inc.
            Previously filed with Form 10-K for the fiscal year ended September 30, 1985. File No. 1-
            7159.

(10)(k)     Summary of Management Incentive Compensation
            Plan as amended effective October 1, 1992.
            Previously filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 1-
            7159.

(10)(l)     Florida Rock Industries, Inc. Management
            Security Plan.  Previously filed with Form 10-
            K for the fiscal year ended September 30, 1985. File No. 1-7159.

(10)(m) Various mining royalty agreements with FRTL or its subsidiary, none of which are presently believed to be material individually, but all of which may be material in the aggregate.
            Previously filed with Form 10-K for the fiscal year ended September 30, 1986. File No. 1-
            7159.

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

(27)        Financial Data Schedule