Form 10-K
period 1995-09-30
FLORIDA ROCK INDUSTRIES INC
filed 1995-12-20
CIK 37651

FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
(Mark one)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended September 30, 1995
                                  OR
   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] Commission File number 1-7159

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 1, 1995 was $181,958,832.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,487,109 shares of $.10 par value common stock outstanding as of December 1, 1995.

                 Documents Incorporated by Reference

Portions of the Florida Rock Industries, Inc. 1995 Annual Report to stockholders are incorporated by reference in Parts I, II, III and IV.

Portions of the Florida Rock Industries, Inc. Proxy Statement dated December 18, 1995 are incorporated by reference into Parts I, II and III.

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

Information as to the Company's business and new developments is presented under the caption "Operating Review" on pages 4 and 5 of the accompanying 1995 Annual Report to stockholders and such information is incorporated herein by reference.

Information as to principal classes of products and services and major markets is presented on page 8 of the accompanying 1995 Annual Report to stockholders, under the caption "Management Analysis," and such information is incorporated herein by reference.

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

The Company operates seven crushed stone plants, eight sand plants and one industrial sand plant in Florida. It operates five crushed stone plants in Georgia; one sand and gravel plant and three crushed stone plants in Maryland; and two crushed stone plants and one sand and gravel plant in Virginia. The Company also operates aggregates distribution terminals in Central Florida; Northern Virginia; Norfolk/Virginia Beach, Virginia; Baltimore, Maryland and the Eastern Shore of Maryland. The Company's construction aggregates operations are spread throughout the Southeast. The Company sells construction aggregates throughout most of Florida with the principal exception of the panhandle. In Georgia the Company primarily serves the regional construction markets around Griffin, Macon, Rome and the southern portion of the Atlanta market. The Rome quarry also sells crushed limestone to a cement mill. In Virginia the Company primarily serves the Richmond, Norfolk/Virginia Beach and Northern Virginia markets. In Maryland the principal markets served are the greater Baltimore area, Frederick and Montgomery Counties and the Eastern Shore of Maryland from waterfront distribution yards. In Florida and
Georgia shipments are made by rail and truck.   In Virginia and Maryland the
Company primarily serves the regional construction markets around Richmond, Virginia and the greater Baltimore area by truck; and the Company's marine division ships materials by barge throughout the Chesapeake Bay area, along the James River between Richmond and Norfolk/Virginia Beach and as far north as Woodbridge, Virginia on the Potomac River.

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

During fiscal 1995 the Company purchased cement from 11 suppliers, the largest of which supplied approximately 26% of the cement used by the Company in its ready mixed concrete, concrete block, and prestressed concrete operations. At the present time there is an adequate supply of cement in the areas in which the Company operates.

In the fiscal year ended September 30, 1995 approximately 42% of the coarse aggregates and 53% of the sand used in the Company's concrete operations were produced by the Company. The remaining aggregates were purchased from other suppliers whose geographic locations coupled with transportation costs make it more economical to serve several of the Company's plants.

The Company's construction aggregates operations encounter competition in most of their markets. Price, plant location, transportation costs, service, product quality and reputation are the major factors which affect competition within a given market.

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

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Item 3 "Legal Proceedings" of this Form 10-K and in Note 12 to the Consolidated Financial Statements included in the accompanying 1995 Annual Report to stockholders, and such information is incorporated herein by reference.

The Company employed approximately 2,218 persons at September 30, 1995.

Item 2.  PROPERTIES.

The Company's principal properties are located in Florida, Georgia, North Carolina, Virginia, Washington, D.C. and Maryland. The following table summarizes the Company's principal construction aggregates production facilities and estimated reserves at September 30, 1995.

                          Tons        Tons of
                       Delivered in  Estimated  Approximate
                        Year Ended    Reserves     Acres
                         9/30/95      9/30/95   (L-Leased)(a)     Lease
                        (000's)       (000's)    (O-Owned)     Description
The Company has five
 limestone quarries in
 Florida located at Gulf
 Hammock (which also
 produces agricultural
 limestone), Brooksville,
 Ft. Myers (which also                                        11 leases
 produces baserock),                              L-19,246    expiring
 from Naples, and Miami      8,185      108,000   O- 2,027    1996 to 2046

The Company has four
 granite and one lime-
 stone quarries in
 Georgia located at
 Griffin, Forest Park,                                        10 leases
 Macon, Tyrone and Rome                            L-1,452    expiring from
 (limestone)                 5,965      153,000    O-   93    1996 to 2046

The Company has three
 crushed stone plants
 located at Havre de
 Grace, Frederick, and
 Greenspring, Maryland
 and two located near                              L-   41    1 lease
 Richmond, Virginia          6,981      172,000    O-1,063    expiring 2018

                          Tons        Tons of
                       Delivered in  Estimated  Approximate
                        Year Ended    Reserves     Acres
                         9/30/95      9/30/95   (L-Leased)(a)     Lease
                        (000's)       (000's)    (O-Owned)     Description
The Company has two
 base rock plants
 located at Ft. Pierce                                         2 leases
  and Sunniland,                                               expiring in
  Florida                      916       13,000    L-12,985    1996 and 2007

 The Company has eight
  sand plants located
  at Keystone Heights,
  Astatula, Lake County,
  Marion County, Keuka,
  Caloosa, Grandin and
  Lake Wales, Florida
  and two sand and gravel
  plants located at
  Leonardtown, Maryland                                        19 leases
  and Turkey, Island                               L-11,912    expiring
  from Virginia.             5,794      150,000    O-   789    1996 to 2046

Future reserves:
 Sand-four sites
  located in Clay
  County, Glades
  County, Lake County                                          2 leases
  and Marion County                                L-   834    expiring from
  Florida (c)                           61,000     O-   894    2024 to 2036

 Limerock:                                                     1 lease
  Brooksville, Florida                 100,000(b)  L- 1,227    expiring in
  Newberry, Florida                     86,000     O-   258    2046

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

The Company operates six construction aggregates distribution terminals located in Florida (one), Maryland (three) and Virginia (two) comprising approximately 99 acres, which the Company owns. At September 30, 1995 the Company had a second terminal consisting of approximately 24 leased acres in Central Florida under construction.

The Company has 89 sites for its ready mixed concrete, concrete block and prestressed concrete plants in Florida, Georgia, North Carolina, Virginia and Maryland aggregating approximately 647 acres. Of these acres, the Company owns approximately 497 and leases approximately 150. The lease terms vary from month-to-month to expiring in 2006.

The Company leases, from FRP Properties, Inc., approximately six acres with two office buildings in Jacksonville, Florida which are used for its executive offices. Certain of the Company's subsidiaries lease administrative office space in Springfield, and Virginia Beach, Virginia and Baltimore, Maryland. Other subsidiaries own administrative offices in Richmond, Virginia; and Salisbury, Maryland. In addition, the Company owns approximately 158 acres, some of which are used for shop facilities and some are held for future plant sites.

The Company owns certain other properties which are summarized as follows:

                                                            Approximate
          Type Property (1)               State                Acres

       Residential Land                 Maryland                432
       Residential Land                 New Jersey               33
       Industrial/Commercial            Virginia                281
       Industrial/Commercial            Florida                  82
       Industrial/Commercial            Maryland              1,396
       Industrial/Commercial            North Carolina           27
       Agricultural                     North Carolina           85

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

At September 30, 1995 certain property, plant and equipment with a carrying value of $8,601,000 was pledged on industrial development revenue bonds and certain other notes and contracts with an outstanding principal balance totaling $12,670,000 on such date.

Reference is made to certain leases with management-related persons disclosed in the Company's Proxy Statement, to be filed within 120 days of the close of the fiscal year on September 30, 1995, and in Note 2 to the Company's Consolidated Financial Statements included in its Annual Report to stockholders for the year ended September 30, 1995. Such information is incorporated herein by reference.

Item 3.  LEGAL PROCEEDINGS.

A wrongful death action was brought in the Superior Court of New Hanover County, North Carolina (Case No. 91 CV 0023) against two of the Company's subsidiaries, S&G Concrete, Inc., and The Arundel Corporation and others, arising from the death of an employee of an affiliated company in an on-the-job industrial accident. The complaint seeks compensatory and punitive damages in unspecified amounts. The case was originally styled Dora Richardson Powell, individually, and as personal representative of the Estate of Timothy G. Powell, deceased vs. S&G Concrete Company, et al,; however, the Estate amended its complaint to show Company subsidiaries, The Arundel Corporation and S&G Prestress Company, as the new defendants. Company motions for summary judgment were granted as to each defendant. The Estate has filed Notice of Appeal as to each of the aforesaid orders for summary judgment. This mater has been previously reported in the Form 10-Q for the quarters ending December 31, 1990, March 31, 1993 and Form 10-K for the years ending September 30, 1991, September 30, 1993 and September 30, 1994.

The Company has been advised of soil and groundwater contamination on or near a site used by the Company as a concrete block manufacturing facility in Kissimmee, Florida. The contamination by petroleum products apparently resulted from a leaking underground storage tank on the site. The contaminated soil and groundwater will have to be remediated in accordance with state and federal laws. An environmental consulting firm is investigating the site and has submitted a Contamination Assessment Report ("CAR") to the Florida Department of Environmental Protection ("DEP") for its review and approval.
By letter dated July 12, 1995, the DEP requested additional site information; that information has been submitted to DEP. Following DEP approval of the CAR, a Remedial Action Plan will be developed and submitted to the DEP for approval. The Company will seek reimbursement of site cleanup costs from the Florida Petroleum Liability Insurance and Restoration Program and/or the Florida Abandoned Tank Restoration Program. This matter has been previously reported on the Form 10-K for the years ending September 30, 1993 and September 30, 1994 and on the Form 10-Q for the quarter ending June 30, 1995.

A personal injury action was brought against the Company and CSX Transportation, Inc. by Timothy Joe Cupp who was injured while unloading aggregates from a railroad hopper car leased by the Company. The case is styled Timothy Joe Cupp vs. Florida Rock Industries, Inc. and CSX Transportation, Inc., Case No. CV 294-54, in the U.S. District Court for the Southern District of Georgia. The complaint seeks compensatory damages in an unspecified amount and punitive damages. On June 14, 1995, a jury awarded Cupp $10,000 in compensatory damages and found the Company to be 51% negligent. On August 25, 1995 the Seaboard Construction Company, Cupp's former employer, filed an appeal. The case has been previously reported on the Form 10-Q for the quarter ending June 30, 1995 and on the Form 10-K for the year ending September 30, 1994.

On May 8, 1992, oral arguments were held in the Government's appeal of the U.S. Claims Court judgment entered in favor of the Company in its inverse condemnation claim against the U.S. Army Corps of Engineers. The case involves a 98 acre parcel of a 1560 acre tract with limestone reserves in Dade County, Florida. On March 10, 1994, the Court of Appeals vacated the U.S. Claims Court judgment and remanded the case for further proceedings. The Company's petition for rehearing was denied on June 21, 1994. On September 20, 1994, the Company filed a petition for writ of certiorari in the U.S. Supreme Court. On January 3, 1995 the U.S. Supreme Court denied the petition for writ of certiorari. On June 28, 1995 a hearing was held concerning issues to be decided on remand of the case to the U.S. Court of Federal Claims. A new trial date has not been set. This case has been previously reported in the Form 10-K for the years 1981 through 1991 and the year 1994 and in the Form 10-Q for the quarters ending June 1986, December 1986, March 1987, June 1988, June 1989, June 1990, June 1992 and December 30, 1994. (U.S. Claims Court, Case No. 266-82L and U.S. Court of Appeals, Case No. 91-5156).

Part II, Item 1 of the Company's Form 10-Q for the quarters ended December 31, 1994, March 31, 1995 and June 30, 1995 and Note 12 to the Consolidated Financial Statements included in the accompanying 1995 Annual Report to stockholders are incorporated herein by reference.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.


EXECUTIVE OFFICERS OF THE COMPANY

Name                   Age             Office                  Position Since

Edward L. Baker        60   Chairman of the Board and       May 1989
                             Chief Executive Officer
John D. Baker II       47   President                       May 1989
H. B. Horner           60   Executive Vice President        May 1989
C. J. Shepherdson      79   Vice President                  September 1972
Donald L. Bloebaum     64   Vice President                  December 1987
S. Robert Hays         58   Vice President                  May 1984
Thompson S. Baker II   37   Vice President                  August 1991
Clarron E. Render, Jr. 53   Vice President                  August 1991
Fred W. Cohrs          62   Vice President                  February 1995
Robert C. Peace        63   Vice President                  February 1973
Ruggles B. Carlson     61   Vice President, Treasurer       November 1970
                             and Assistant Secretary
Dennis D. Frick        53   Secretary                       October 1992
Wallace A. Patzke, Jr. 48   Controller                      December 1991
John W. Green          43   Assistant Secretary             October 1988

In March 1995 Thompson S. Baker II was elected Executive Vice President of the Company's Aggregates Group. From August 1991 through March 1995, he served as President of The Arundel Corporation, a subsidiary of the Company. Prior to August 1991 he served as President of the Company's Capitol Concrete Division.

Mr. Render served as President of Virginia Concrete Company, Incorporated, a subsidiary of the Company, from 1988 until August 1991. Prior to 1988 he served as vice president of Virginia Concrete Company.

Fred W. Cohrs joined the Company in January 1995 and was elected vice president of the Company in February 1995. In 1994 he was a consultant on various cement-related projects. From 1991 to 1994 he was a Limited Partner and Chief Executive Officer of Carolina Cement Company, L.P. (cement manufacturing).
From 1990 to 1991 he was Chairman of the Board and President of Polysius Corp U.S., an engineering, machinery and process technology company specializing in cement manufacturing equipment.

Mr. Frick has been with the Company since March 1980 as Associate Corporate Counsel.

Wallace A. Patzke, Jr. has been with the Company since October 1990 as Director of Accounting and in December 1991 was promoted to Controller. From 1986 to 1987 he served as Chief Accounting Officer of The Charter Company. From 1988 to 1989 he served as President of Capital Enhancement Corporation, a financial consulting firm. From 1989 to October 1990 he served as Vice President-Finance of HES, Inc., an environmental consulting firm.

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


                               PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

There were approximately 1,224 holders of record of Florida Rock Industries, Inc. common stock, $.10 par value, as of December 1, 1995. The Company's common stock is traded on the American Stock Exchange (Symbol: FRK). Information concerning stock prices and dividends paid during the past two years is included under the caption "Quarterly Results" on page 7 of the Company's 1995 Annual Report to stockholders and such information is incorporated herein by reference. Information concerning restrictions on the payment of cash dividends is included in Note 5 captioned "Lines of credit and debt" on pages 15 and 16 of the Company's 1995 Annual Report to stockholders and such information is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 6 of the Company's 1995 Annual Report to stockholders, and such information is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 is included under the captions "Management Analysis" on pages 8 and 9; "Capital Expenditures" on page 2; in the second paragraph under the caption "Summary and Outlook" on page 3; and in Notes 1 through 13 to the Consolidated Financial Statements included in the accompanying 1995 Annual Report to stockholders and in Item 3 "Legal Proceedings" of this Form 10-K. Such information is incorporated herein by reference.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 7 and on pages 10 through 20 of the Company's 1995 Annual Report to stockholders. Such information is incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Information required in response to this Item 9 is included under the caption "Independent Auditors" in the Company's Proxy Statement dated December 18, 1995; and such information is incorporated herein by reference.


                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information concerning directors required in response to this Item 10 is included under the captions "Election of Directors" and "Compliance With
Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement dated December 18, 1995, and such information is incorporated herein by reference.

Information concerning executive officers required in response to this Item 10 is included following Item 4 of this Form 10-K.


Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Executive Compensation," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," and "Shareholder Return Performance" in the Company's Proxy Statement dated December 18, 1995, and such information is incorporated herein by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Officers" in the Company's Proxy Statement dated December 18, 1995, and such information is incorporated herein by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement dated December 18, 1995 and in Note 2 to the Consolidated Financial Statements included in the accompanying 1995 Annual Report to stockholders, and such information is incorporated herein by reference.


                               PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2)Financial Statements and Financial Statement Schedules.

    The response to this item is submitted as a separate section. See Index to Financial Statements and Financial Statement Schedules on page 15 of this Form 10-K.

   (3)Exhibits

    The response to this item is submitted as a separate section. See Exhibit Index on pages 12 through 14 of this Form 10-K.

(b) Reports on Form 8-K.

    There were no reports on Form 8-K filed during the three months ended September 30, 1995.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   FLORIDA ROCK INDUSTRIES, INC.


Date:  December 6, 1995                                  By RUGGLES B. CARLSON
                                                            Ruggles B. Carlson
                                                    Vice President & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 6, 1995.


EDWARD L. BAKER                                     CHARLES H. DENNY III
Edward L. Baker                                     Charles H. Denny III
Director, Chairman of the Board                     Director
and Chief Executive Officer
(Principal Executive Officer)
                                                    ALBERT ERNEST JR.
                                                    Albert D. Ernest, Jr.
RUGGLES B. CARLSON                                  Director
Ruggles B. Carlson
Vice President & Treasurer
(Principal Financial and                            LUKE E. FICHTHORN III
 Accounting Officer)                                Luke E. Fichthorn III
                                                    Director


Thompson S. Baker                                   FRANK M. HUBBARD
Director                                            Frank M. Hubbard
                                                    Director

JOHN D. BAKER II
John D. Baker II                                    FRANCIS X. KNOTT
Director                                            Francis X. Knott
                                                    Director

T. S. BAKER II
Thompson S. Baker II                                RADFORD D. LOVETT
Director                                            Radford D. Lovett
                                                    Director

ALVIN R. CARPENTER
Alvin R. Carpenter                                  W. THOMAS RICE
Director                                            W. Thomas Rice
                                                    Director

ROBERT D. DAVIS
Robert D. Davis                                     C. J. SHEPHERDSON
Director                                            C. J. Shepherdson
                                                    Director

                   FLORIDA ROCK INDUSTRIES, INC.
     FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                          EXHIBIT INDEX
                         [Item 14(a)(3)]

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

(3)(a)(1) Restated Articles of Incorporation of Florida Rock Industries, Inc., filed with the Secretary of State of Florida on May 9, 1986. Previously filed with Form 10-Q for the quarter ended December 31, 1986. File No. 1-7159.

(3)(a)(2) Amendment to the Articles of Incorporation of Florida Rock Industries, Inc. filed with the Secretary of State of Florida on February 19, 1992. Previously filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 1-7159.

(3)(a)(3) Amendments to the Articles of Incorporation of Florida Rock Industries, Inc. filed with the Secretary of State of Florida on February 7, 1995. Previously filed as appendix to the Company's Proxy Statement dated December 15, 1994.

(3)(b)(1) Restated Bylaws of Florida Rock Industries, Inc., adopted December 1, 1993. Previously filed with
               Form 10-K for the fiscal year ended September 30, 1993. File No. 1-7159.

(3)(b)(2)      Amendment to the Bylaws of Florida Rock
               Industries, Inc. adopted October 5, 1994.
               Previously filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 1-7159.

(4)(a) Articles III, VII, and XIII of the Articles of Incorporation of Florida Rock Industries, Inc. Previously filed with Form 10-Q for the quarter ended December 31, 1986 and Form 10-K for the fiscal year ended September 30, 1993. And Articles XIV and XV previously filed as appendix to the Company's Proxy Statement dated December 15, 1994. File No. 1-7159.

(4)(b)(1) Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 5, 1990, among Florida Rock Industries, Inc.; Continental Bank, N. A.;Barnett Bank of Jacksonville, N. A.; Sun Bank, National Association; Crestar Bank; First Union National Bank of Florida; The First National Bank of Maryland; Southeast Bank, N. A.; and Maryland National Bank. Previously filed with Form 10-K for the fiscal year ended September 30, 1990. File No. 1-7159.

(4)(b)(2) First Amendment dated as of September 30, 1992 to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 5, 1990. Previously filed with Form 10-K for the fiscal year ended September 30, 1992. No. 1-7159.


                                                       Page No. in
                                                       Sequential
                                                       Numbering
(4)(b)(3) Second Amendment dated as of June 30, 1994 to the Amended and Restated Revolving Credit and Term
               Loan Agreement dated as of December 5, 1990.
               Previously filed with Form 10-Q for the quarter ended June 30, 1994. File No. 1-7159.

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

(10)(j) Amendment No. 2 to Tax Service Reimbursement Plan of Florida

                                                        Page No. in
                                                        Sequential
                                                        Numbering
               Rock Industries, Inc. Previously filed with Form 10-K for the fiscal year ended September 30, 1985. File No. 1-7159.

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

(10)(n) Florida Rock Industries, Inc. 1991 Stock Option Plan. Previously filed with Form 10-K for the fiscal year ended September 30, 1992. And February 1, 1995 Amendment to Florida Rock Industries, Inc. 1991 Stock Option Plan. Previously filed as appendix to the Company's Proxy Statement dated December 15, 1994. File No. 1-7159.

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

(11)           Computation of Earnings Per Common Share.

(13) The Company's 1995 Annual Report to stockholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 1995 Annual Report to stockholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.

(16)           Letter regarding change in certifying
               accountant was previously filed with
               Forms 8-K dated May 4, 1994

(22)(a) Subsidiaries of the Company. Previously filed with Form 10-K for the fiscal year ended
               September 30, 1993.  File No. 1-7159.

(23)(a)        Consent of Deloitte & Touche LLP, Independent
               Certified Public Accountants, appears on page 17 of this Form 10-K.

(23)(b)        Consent of Ernst & Young LLP, Independent
               Certified Public Accountants, appears on page 18 of this Form 10-K.

(27)           Financial Data Schedule

                    FLORIDA ROCK INDUSTRIES, INC.
 INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                     (Item 14(a)(1)and (2))

                                                             Page
Consolidated Financial Statements:
  Consolidated balance sheet at September 30, 1995 and 1994 11(a)

  For the years ended September 30, 1995, 1994 and 1993:
     Consolidated statement of income                       10(a)
     Consolidated statement of stockholders' equity         13(a)
     Consolidated statement of cash flows                   12(a)

  Notes to consolidated financial statements             14-19(a)

  Selected quarterly financial data (unaudited)              7(a)

  Independent Auditors' Report (Deloitte & Touche LLP)      20(a)

  Report of Independent Certified Public Accountants
    (Ernst & Young LLP)                                     16(b)

Consent of Independent Certified Public Accountants
  (Deloitte & Touche LLP)                                   17(b)

Consent of Independent Certified Public Accountants
  (Ernst & Young LLP)                                       18(b)

Consolidated Financial Statement Schedules:

   Independent Auditors' Report                             19(b)

   II - Valuation and qualifying accounts                   20(b)

(a) Refers to the page number in the Company's 1995 Annual Report to stockholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b)  Refers to the page number in this Form 10-K.

All other schedules have been omitted as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.


       Report of Independent Certified Public Accountants



Board of Directors and Stockholders
Florida Rock Industries, Inc.


We have audited the Florida Rock Industries, Inc. 1993 consolidated statements of income, stockholders' equity and cash flows included in the 1995 Annual Report to Shareholders of Florida Rock Industries, Inc. which are incorporated by reference in this Annual Report on Form 10-K. Our audit also included the 1993 financial statement schedule of Florida Rock Industries, Inc. listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Florida Rock Industries, Inc. for the year ended September 30, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        ERNST & YOUNG LLP

Jacksonville, Florida
November 30, 1993

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Post Effective Amendments No. 1 to the Registration Statements (Form S-8 Numbers 2-68961 and 2-76407) pertaining to the Florida Rock Industries, Inc. ("FRI") 1980 Employee Stock Purchase Plan and 1981 Stock Option Plan and the Registration Statements (Forms S-8 Numbers 33-56322, 33-56428, and 33-56430) pertaining to the Florida Rock Industries, Inc. 1991 Stock Option Plan, Amended and Restated Profit Sharing Plan and Trust including the Deferred Earnings Plan and Tax Reduction Act Employee Stock Ownership Plan and in the related Prospectuses of our reports dated December 1, 1995, appearing in and incorporated by reference in this Annual Report on Form 10-K of FRI for the year ended September 30, 1995.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 19, 1995

Consent of Ernst & Young LLP
Independent Certified Public Accountants


We consent to the use of our report dated November 30, 1993 in this Annual Report (Form 10-K) of Florida Rock Industries, Inc.

We further consent to the incorporation by reference in the Post Effective Amendments No. 1 to the Registration Statements (Form S-8 Numbers 2-68961 and 2-76407) pertaining to the Florida Rock Industries, Inc. 1980 Employee Stock Purchase Plan and the 1981 Stock Option Plan and the Registration Statements (Form S-8 Numbers 33-56322, 33-56428, and 33-56430) pertaining to the Florida Rock Industries, Inc. 1991 Stock Option Plan, Amended and Restated Profit Sharing Plan and Trust including the Deferred Earnings Plan and Tax Reduction Act Employee Stock Ownership Plan and in the related Prospectus of our report dated November 30, 1993, with respect to the consolidated financial statements and schedule of Florida Rock Industries, Inc. included or incorporated by reference in this Annual Report (Form 10-K).


                                          ERNST & YOUNG LLP



Jacksonville, Florida
December 19, 1995

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Florida Rock Industries, Inc.
Jacksonville, Florida

We have audited the consolidated financial statements of Florida Rock Industries, Inc. and its subsidiary companies ("FRI") as of September 30, 1995 and 1994 and and for the years then ended, and have issued our report thereon dated December 1, 1995; such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of FRI as of September 30, 1995 and 1994 and for the years then ended, listed in Item 14. These financial statement schedules are the responsibility of FRI's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules as of September 30, 1995 and 1994 and for the years then ended, when considered in relation to the basic financial statements as of September 30, 1995 and 1994 and for the years then ended taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 1, 1995

                       FLORIDA ROCK INDUSTRIES, INC.
  SCHEDULE II (CONSOLIDATED) - VALUATION AND QUALIFYING ACCOUNTS
          YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993

                                    Additions
               Balance at  Charged to  Charged               Balance
               Beginning   Costs and   to Other              at end
Description     of Year     Expenses    Accounts  Deductions   of Year

Year ended
September 30,
 1995:

Allowance for
 doubtful
 accounts     $1,627,273    $  222,737           $ 124,182a  $1,725,828

Accrued risk
 insurance
 reserves     $5,514,485    $3,168,566          $3,305,910b  $5,377,141

Accrued
 reclamation
 costs        $3,151,611    $  939,680          $  108,667b  $3,982,624

Year ended
September 30,
 1994:

Allowance for
 doubtful
 accounts     $1,427,909    $  464,917          $  265,553a  $1,627,273

Accrued risk
 insurance
 reserves     $6,191,529    $2,584,671          $3,261,715b  $5,514,485

Accrued
 reclamation
 costs        $2,730,962    $  613,238          $  192,589b  $3,151,611

Year ended
September 30,
 1993:

Allowance for
 doubtful
 accounts     $1,272,894    $  505,193          $  350,178a  $1,427,909

Accrued risk
 insurance
 reserves     $6,102,156    $3,187,888          $3,098,515b  $6,191,529

Accrued
 reclamation
 costs        $2,627,673   $   362,216          $  258,927b  $2,730,962


  a Accounts written off less recoveries
  b Payments

Annual Report 1995
Florida Rock Industries, Inc.

CONSOLIDATED FINANCIAL HIGHLIGHTS
Years ended September 30
(Dollars in thousands except per share amounts)



                                                                   %
                                           1995        1994     Change
                                           ____        ____    ______

Net sales                               $368,959    $336,526   +  9.6

Gross profit                            $ 73,752    $ 59,431   + 24.1

Operating profit                        $ 39,231    $ 27,461   + 42.9

Income before income taxes              $ 36,372    $ 25,533   + 42.5

Net income                              $ 23,912    $ 17,216   + 38.9

Per common share:
   Net income                           $   2.51    $   1.82   + 37.9
   Stockholders' equity                 $  22.27    $  20.25   + 10.0
   Cash dividend                        $    .50    $    .50

Return on ending stockholders' equity       11.3%        9.0%



1995 CORPORATE HIGHLIGHTS

     *Sales increased - 10%

     *Net income increased - 39%

     *Continuing efficiency improvements

     *$40,374,000 invested in additional property, plant and equipment

     *$75,000,000 revolving credit agreement of which all was unused at year end

     *Short-term lines of credit aggregating $30,000,000 of which $20,600,000 was unused at year end


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

*Internal growth is accomplished through emphasizing superior products and service to customers in expanding markets, and engaging in an ongoing exploration program for new aggregates deposits to serve new and existing markets.

*External growth through the acquisition program is designed to broaden the Company's geographic market area by acquiring related businesses in the Southeast.



To Our Stockholders
Florida Rock Industries, Inc.

        1995 was both a good year and a time of continuing improvement for Florida Rock. Net income increased 39% on only a 10% sales increase. The improved results are due to a combination of higher prices, increased demand and our management team's cost reduction, efficiency improvement and capital investment programs over the past five years.

        Results. Sales for fiscal 1995 were $368,959,000, up 10% from $336,526,000 in fiscal 1994. The increase in sales was due to increased volume, increased prices, growing infrastructure programs and continuing good demand in the commercial and multifamily markets. The mild winter resulted in an unusually strong first six months which contributed to the improved sales and operating results for the year.

        In 1995 operating profit increased 43% to $39,231,000 from $27,461,000. Profit margins improved as the result of increased sales, improved efficiencies from continuing cost containment programs, price increases and the volume leverage inherent in our business. Selling, general and administrative expense increased 8% primarily as the result of both increased expenses due to higher sales and increased profit sharing contribution due to improved profits. Underlying expense levels increased, but declined as a percentage of sales.

        The decline in interest expense was due to the reduction in average debt outstanding and was substantially offset by an increase in short-term rates.

        In the fourth quarter of fiscal 1995 the Company recorded a before tax loss on the write down of the carrying value of certain real estate totaling $2,018,000.

        Income before income taxes increased 42% to $36,372,000 from $25,533,000 in 1994. Net income was $23,912,000 which was a 39% increase from fiscal 1994's net income of $17,216,000. Earnings per share in 1995 were $2.51, a 38% increase over $1.82 last year.

        Planned New Cement Plant. Florida Rock Industries plans to construct a 750,000 ton per year capacity Portland Cement production facility on 1,500 acres owned and leased near the town of Newberry in Alachua County, Florida. Once final zoning and permitting has been completed, it is estimated that construction will take approximately two years. The project is further discussed under the Operating Review section of this Annual Report. Capital Expenditures. Management continues to believe the key to long-term growth and profitability is through its continuing major capital expenditure program leading to low cost operations and new operations where warranted by expected market development.

        Fiscal 1995 capital expenditures totaled $40,374,000. The capital expenditures were divided approximately 71% for replacements, including modernization, safety and environmental, and 29% for expansions and to acquire land and aggregates deposits to be used in current and future operations.
Depreciation, depletion and amortization was $26,518,000.   The fiscal
1996 capital expenditure plan totals approximately $95,000,000 versus estimated depreciation and depletion of $29,000,000. Approximately 33% of the planned expenditures is for plant and equipment replacements and modernization, 61% is for expansion and new projects, and 6% is for new plant sites and deposits. The expansion and new project portion of the capital expenditure plan includes $33,000,000 for the first phase of the new cement plant. The expenditures for the new cement plant are contingent upon final zoning and permitting approvals. The 1996 capital expenditure plan is subject to review as market conditions and the economic picture evolve.
Financial Management. Cash flow from operations of $54,698,000 enabled the Company to fund its major capital expenditure program for fiscal 1995 and reduce debt.

        During 1995 total debt was reduced $9,253,000 from $32,477,000 to $23,224,000 at September 30, 1995.

        At September 30, 1995 nothing was borrowed under the $75,000,000 revolving credit agreement. The Company has $30,000,000 in short-term bank lines of which $9,400,000 was utilized at year end.

        The Company anticipates that prior to making binding commitments for the new cement plant, it will have entered into a new revolving credit agreement which will expand the availability to $175,000,000 and extend the final maturity to 2002.

        Dividends. The Board of Directors maintained the semiannual dividend of $.25 per share. Consequently, cash dividends of $.50 per share were paid to stockholders during the year.

        Subsequent to fiscal year end, in December 1995, the Board declared the semiannual cash dividend of $.25 per share payable on January 2, 1996 to stockholders of record on December 18, 1995.

        Stock Repurchase. The Board of Directors authorized management to repurchase shares of the Company's common stock from time to time as opportunities may arise.

        Stockholders Meeting. On February 1, 1995 the annual stockholders meeting was held in Jacksonville, Florida. The stockholders elected A. R. Carpenter, John D. Baker II and Charles H. Denny III as directors to terms expiring in 1999.

        Board of Directors. At the February Board meeting Robert D. Davis was elected to the Board of Directors. Mr. Davis served as Chairman of the Board of Directors of Winn-Dixie Stores, Inc. and retired in 1990. Currently, Mr. Davis is the Chairman of the Board of Directors of DDI, Inc. and serves on the Board of Directors of Alliance Mortgage Company, American Heritage Life Investment Corporation, First Union Corporation, Stein Mart, Inc. and Winn-Dixie Stores, Inc.

        It is with deep regret we report the death of Henry J. Knott on November 26, 1995. Mr. Knott served as a director of the Company for eight years and rendered loyal and dedicated service to the Company and its shareholders. Mr. Knott will be missed as a valued friend and business associate.

        Safety and Environment. Management continued its emphasis on a safe, drug-free work place.

        During 1995 all the Company's operations continued to make both capital and operating expenditures in accordance with the Company's goal to not only be in compliance with the environmental regulations but to be a model member of each community in which it has a presence. The Company's stone quarries received a number of awards for various achievements. Among them were two of particular note. The Naples Quarry received the National Stone Association's "Gold Eagle" award for environmental accomplishments, and the Gulf Hammock Quarry was selected as NSA's "Small Quarry of the Year." Three of the Company's quarries; Brooksville, Gulf Hammock and Naples, have earned certification by the Wildlife Habitat Council, a national organization dedicated to environmental enhancement, as wildlife habitats. Numerous safety awards were received from several organizations including the National Stone Association, the National Safety Council, the State of Florida, and the Holmes Safety Association. Most notable among them was the award made by the National Safety Council to the Macon Quarry for "Best Ever Safety Record" for a granite quarry. Four of the Company's stone quarries have each passed a noteworthy milestone in amassing more than 1,000,000 man-hours of work without experiencing a lost time accident. They are the quarries at Miami, Fort Myers, Gulf Hammock and Macon.

         Business Process Improvement. The Company has undertaken an initiative in total quality management. It is called "Business Process Improvement." Features of the program are:
        * Customer Satisfaction
        * Employee Involvement and Teamwork
        * Process Improvement
        Since starting the initiative in 1994, approximately 650 employees have been trained in the principles of quality, and 36 process improvement teams were formed to address specific issues in customer service and cost reduction. Training continues at an accelerating rate.

        Summary and Outlook. Sales in 1995 were superior to expectations. Increased volumes, due partly to the mild winter, and prices, combined with improved efficiencies and continuing cost control, resulted in improved earnings. The capital expenditure program again focused on higher than normal replacements and additional trucks and equipment to meet increased demand and to improve efficiencies.

        In 1996 management expects continued slow economic growth. The Federal Reserve's dedication to contain inflation is expected to result in fairly constant interest rates with a hoped for downward bias. Mortgage rates have peaked and started down with the result that single family home building permits began to recover around June of 1995. While off from its high, residential construction remains at reasonable levels. Non-residential construction has recovered and is now moving with local supply and demand. In Georgia, non-residential construction was very strong in 1995, primarily due to preparation for the 1996 Olympic Games being held in Atlanta. This segment is expected to decline in 1996 as all of the Olympic projects are completed. Commercial industrial construction markets recovered during 1994 and remain driven by capacity utilization. Federal and state infrastructure requirements remain good and are expected to continue to grow in all markets, although they will remain constrained by each respective state's ability to fund its programs.

        Fiscal 1996 is expected to be a year of modestly improved sales and earnings.

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

Respectfully yours,


Edward L. Baker
Chairman of the Board and Chief Executive Officer


John D. Baker II
President



Operating Review
Florida Rock Industries, Inc.

Operations. Sales increased in fiscal 1995 with growth in Florida, Georgia, Virginia and Maryland. Increased sales, combined with ongoing efficiency improvement programs, resulted in improved profit and profit margins. The gross profit margin increased to 20.0% in fiscal 1995 from 17.7% in fiscal 1994.

The Company produces and sells construction aggregates, ready mixed concrete, concrete block and prestressed concrete. It also markets other building materials.

The Company operates seven crushed stone plants, eight sand plants and one industrial sand plant in Florida.

It operates five crushed stone plants in Georgia; one sand and gravel plant and three crushed stone plants in Maryland; and two crushed stone plants and one sand and gravel plant in Virginia. The Company also operates aggregates distribution terminals in Northern Virginia; Norfolk/Virginia Beach, Virginia; Baltimore, Maryland and the Eastern Shore of Maryland. In Florida the Company is developing aggregate distribution terminals which will be served by unit trains. One terminal is now operating in the Orlando area.

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

At the end of fiscal 1995 the Company had 82 ready mixed concrete plants and 10 concrete block plants, and a delivery fleet of 875 ready mix and block trucks. During 1995 $9,770,000 was invested in 100 new ready mix and block trucks to both modernize and expand the fleet. All the Florida and Georgia ready mixed concrete plants are fully operational. Two ready mixed concrete plants in Virginia are being operated only on an as needed basis, with day-to-day demand being met from other nearby Company plants.

New Developments. Management continued to modernize and expand operations where cost savings and/or long-term growth plans warranted.

As in 1994, the vast majority of capital expenditures during 1995 were for equipment replacements and expansions. Three new ready mixed concrete plants were put into operation to serve the Baltimore, Maryland, Nassau County, Florida and Richmond, Virginia markets. A new base rock crushing system was completed at the Miami quarry. Modernization of the Macon, Georgia quarry continued. A new construction aggregates distribution yard in Central Florida was completed and put into operation in the fourth quarter. A new sand plant was permitted on a new deposit which will be built in 1996 to better serve segments of the Central Florida market.

Fiscal 1996 should continue to reflect the benefits of the operating efficiencies from capital improvements which, when combined with increased sales, should again result in increased earnings.

Cement Plant Project. The Company plans to construct a 750,000 tons per year capacity Portland Cement production facility.

The Company is currently engaged in the arduous process of obtaining all the necessary building, operating and zoning permits. It is expected that all necessary permits will be received in 1996. Once permitting is complete, construction and equipment contracts will be let. Construction time, measured from the date the principal equipment is ordered, is expected to be approximately 24 months.

The proposed cement plant will employ state-of-the-art technology for optimum energy consumption, man-power requirements and pollution control technology. At capacity it is expected to be the low cost producer in its market area. The raw materials will be supplied by property presently owned and leased and zoned for mining by Florida Rock Industries, and by nearby electric power plants.

The cement will be shipped in bulk trucks and rail cars to ready mixed concrete plants, contractors and a variety of consumers engaged in construction activities. It will also produce a small amount of masonry cement which will be shipped in bags to distributors, such as building supply houses.

Consistent with the Company's high environmental standards, all materials which enter the process will be converted into a saleable product, avoiding any need to deal with solid or liquid waste.

Five Year Summary
Florida Rock Industries, Inc.
YEARS ENDED SEPTEMBER 30
(Dollars and shares in thousands except per share amounts)

                            1995      1994     1993       1992      1991
                            ____      ____     ____       ____      ____

Summary of Operations

Net sales                $368,959  $336,526  $294,431  $271,821  $295,726

Gross profit             $ 73,752  $ 59,431  $ 41,704  $ 34,956  $ 36,013

Operating profit         $ 39,231  $ 27,461  $ 11,403  $  6,480  $  4,415

Interest expense         $  2,060  $  2,223  $  2,850  $  3,146  $  4,800

Income before
 income taxes            $ 36,372  $ 25,533  $ 12,185  $  4,325  $  1,682

Provision (benefit)
 for income taxes        $ 12,460  $  8,317  $  4,408  $    469 ($    361)

Net income               $ 23,912  $ 17,216  $  7,777  $  3,856  $  2,043


Per Common Share
Net income                 $ 2.51    $ 1.82    $  .85    $  .42    $  .22

Stockholders' equity       $22.27    $20.25    $18.66    $18.32    $18.40

Cash dividend              $  .50    $  .50    $  .50    $  .50    $  .50


Financial Summary

Current assets           $ 78,788  $ 75,720  $ 73,017  $ 65,907  $ 62,590

Current liabilities      $ 57,614  $ 49,298  $ 52,033  $ 46,645  $ 47,724

Working capital          $ 21,174  $ 26,422  $ 20,984  $ 19,262  $ 14,866

Property, plant
 and equipment, net      $220,325  $208,076  $210,110  $204,235  $204,822

Total assets             $326,029  $310,590  $312,384  $296,784  $299,724

Long-term debt           $  9,653  $ 23,116  $ 43,877  $ 39,379  $ 41,394

Stockholders' equity     $211,255  $192,090  $171,594  $168,480  $169,527


Other Data
Return on ending
 stockholders' equity        11.3%      9.0%      4.5%      2.3%      1.2%

Return on capital employed    8.9%      6.9%      3.4%      2.2%      1.9%

Additions to property,
 plant and equipment     $ 40,374  $ 23,121  $ 33,558  $ 26,789  $ 26,210

Depreciation, depletion
 and amortization        $ 26,518  $ 25,419  $ 26,168  $ 26,678  $ 30,211

Weighted average
 number of shares           9,525     9,485     9,197     9,204     9,214

Number of employees
 at end of year             2,218     2,203     2,142     2,221     2,385

Stockholders of record      1,228     1,279     1,335     1,302     1,503


    (a) Effective October 1, 1992, the Company changed its method of accounting for employee postretirement benefits in accordance with SFAS
106. The effect on fiscal 1993 was to reduce net income by $1,252,000
($.14 per share).
    (b) In 1995, 1994, 1993 and 1991 the Company reported a gain (loss) on the sale and/or write down of assets of ($2,018,000), ($313,000), $2,766,000 and $1,035,000, respectively. See Note 10 to the Consolidated Financial Statements.
    (c) In 1993 the Company charged its provision for income taxes $748,000 to reflect the impact on the deferred income tax liability of the increase in the top Federal corporate income tax rate.



Quarterly Results (Unaudited)
Florida Rock Industries, Inc.
(Dollars in thousands except per share amounts)

                  First          Second            Third            Fourth
                __________       _________       __________        __________
                1995  1994      1995   1994      1995   1994      1995   1994

Net sales    $89,614 $75,906  $84,684 $66,995  $98,256 $95,598  $96,405 $98,027

Gross profit $17,769 $12,002  $14,003 $ 8,671  $19,906 $20,106  $22,074 $18,652

Operating
 profit       $9,586  $4,822  $ 5,152 $   787  $11,155 $11,264  $13,338 $10,588

Income before
 income taxes $9,370  $4,405  $ 4,966  $  352  $10,829 $10,864  $11,207 $ 9,912

Net income    $6,137  $2,942  $ 3,253  $  234  $ 7,093 $ 7,058  $ 7,429 $ 6,982

Per common share:

Net income    $  .65  $  .31  $   .34  $  .02  $   .74 $   .74  $   .78 $   .74

Cash dividend $  .25  $  .25                   $   .25 $   .25

Market price:
 High        $27-3/8 $30-5/8  $30      $34-1/2 $29-3/4  $27-1/4 $29-1/4 $27-5/8

 Low         $25-1/4 $26-7/8  $26-5/8  $25-3/4 $27-5/8  $24     $26-3/8 $23-3/4

    a)    See Note 14 to the Consolidated Financial Statements.

Management Analysis
Florida Rock Industries, Inc.

Operating Results. The Company's operations are influenced by a number of external and internal factors. External factors include weather, competition, levels of construction activity in the Company's markets, the cost and availability of money, appropriations and construction contract lettings by federal and state governments, fuel costs, transportation costs and inflation. Internal factors include sales mix, plant location, quality and quantities of aggregates reserves, capacity utilization and other operating factors.
        Fiscal 1995 and 1994 sales increased 9.6% and 14.3%, respectively, due to both volume and price increases.
        The contribution made to net sales from the sale of construction materials by the principal classes of products and services for the five years ended September 30 is as follows:
                         1995     1994     1993     1992     1991
                         ____     ____     ____     ____     ____
Ready mixed
 concrete                 58%      56%      56%      58%      59%
Construction
 aggregates               40%      41%      42%      41%      40%
Other concrete
 products and
 building materials       10%      11%      10%      11%      10%
Less intercompany         (8%)     (8%)     (8%)    (10%)     (9%)
                          ____    ____     ____     ____     ____
                          100%    100%     100%     100%     100%

The estimated contribution to revenues from the sale of construction materials by major markets follows:
                         1995     1994      1993    1992      1991
                         ____     ____      ____    ____      ____
 Commercial and
  industrial               37%      36%       45%     48%       47%
Residential                40%      42%       29%     26%       24%
Highway and
 governmental              23%      22%       26%     26%       29%

         In fiscal 1995 and 1994 gross profit increased 24.1% and 42.5%, respectively. Gross profit margin increased to 20.0% in 1995 and 17.7% in 1994 from 14.2% in 1993. These improvements resulted from the increase in sales, cost containment, continuing efficiency improvements and the fixed cost component of the business.

        The 8.0% increase in selling, general and administrative expense in 1995 as compared to 1994 was attributable to an increase in profit sharing contribution which is linked to profitability and an increase in basic expense levels due to increased sales. Selling, general and administrative expense was 9.4% of sales in 1995 as compared to 9.5% of sales in 1994. The 5.5% increase in selling, general and administrative expense in 1994, as compared to 1993 was attributable to increases in profit sharing and management incentive compensation which are linked to profitability. Selling, general and administrative expense was 9.5% of sales in 1994 as compared to 10.3% in 1993.

        The decrease in interest expense in 1995 was attributable to a decrease in the average debt outstanding which was substantially offset by rising interest rates. The decrease in interest expense in 1994 was due to a decrease in the average debt outstanding.

        The increase in interest income in 1995 was due principally to the higher average interest rates. The decrease in interest income in 1994 was due principally to the collection of notes during the year, and was offset by higher average interest rates.

        See Note 10 to the Consolidated Financial Statements for information
concerning the gain (loss) on the sale and/or write down of assets.   The
effective tax rate for fiscal 1995 increased to 34.3% from 32.6% due to the increase in earnings and the increase in earnings from non-mining activities. The effective tax rate for fiscal 1994 decreased to 32.6% from 36.2% in 1993 due to the $748,000 adjustment in 1993 to the deferred tax liability that was required as a result of the increase in the top Federal tax rate from 34% to 35%.

        Liquidity and Capital Resources. The following key financial measurements reflect the Company's sound financial position and substantial capital resources at September 30 (dollars in thousands):

                                  1995         1994        1993
                                  ____         ____        ____
Cash and cash equivalents      $   925      $   804     $ 4,069
Total debt                     $23,224      $32,477     $60,823
Current ratio                 1.4 to 1     1.5 to 1    1.4 to 1
Debt as a percent
 of capital employed               8.2%        12.0%       21.9%
Unused revolving credit        $75,000      $64,000     $49,000
Unused short-term lines        $20,600      $23,300     $59,800

         In fiscal 1995 cash flows from operations of $54,698,000 covered the cash required for capital expenditures and other investing activities, the reduction of debt of $9,360,000 and the paying of the regular dividend. In fiscal 1994 cash flow from operations of $42,512,000 plus cash on hand at the beginning of the year covered the cash required for capital expenditures and other investing activities, the reduction of debt by $20,348,000 and the paying of the regular dividend.

        The Company expects its 1996 expenditures for property, plant and equipment to be approximately $95,000,000, versus depreciation and depletion of $29,000,000. Approximately $33,000,000 of the budget is for the first phase of the proposed cement plant. Management believes that the necessary funds will be obtained through internal generation and borrowing under the revolving credit agreement. The Company has available a $75,000,000 revolving credit agreement which was unused and available at September 30, 1995. The Company plans to enter into a new revolving credit agreement for $175,000,000 with a final maturity in 2002. The Company's capital expenditures are by and large discretionary and not contractual commitments until the actual orders are placed. However, over time it is desirable and necessary to both replace equipment due to wear and tear and to make capital expenditures to improve efficiencies and expand capacity where warranted.

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

Inflation. In the past two years price increases have generally offset inflation. In prior years price increases failed to equal inflation and in certain markets prices declined due to competition.



Consolidated Statement of Income
Florida Rock Industries, Inc.
YEARS ENDED SEPTEMBER 30
(Dollars in thousands except per share amounts)

                                1995            1994            1993
                                ____            ____            ____

Net sales                    $368,959        $336,526        $294,431
Cost of sales                 295,207         277,095         252,727

                              _______         _______         _______
Gross profit                   73,752          59,431          41,704
Selling, general and
 administrative expense        34,521          31,970          30,301

                              _______         _______         _______
Operating profit               39,231          27,461          11,403
Interest expense               (2,060)         (2,223)         (2,850)
Interest income                   616             462             493
Gain (loss) on sale and/or
 write down of assets
 ($1,248 related party loss
 in 1995)                      (2,018)           (313)          2,766
Other income, net                 603             146             373
                              _______          _______        _______
Income before income taxes     36,372          25,533          12,185
Provision for income taxes     12,460           8,317           4,408
                              _______         _______         _______
Net income                   $ 23,912       $  17,216        $  7,777

Earnings per common share       $2.51           $1.82            $.85



See accompanying notes.

Consolidated Balance Sheet
Florida Rock Industries, Inc.
SEPTEMBER 30
(Dollars in thousands)





                                   1995                      1994
                                   ____                      ____
Assets
Current assets:
 Cash and cash
 equivalents.                  $    925                  $    804
Accounts receivable,
 less allowance for
 doubtful accounts
 of $1,726 ($1,627 in 1994)      47,923                    49,109
Inventories                      24,324                    20,615
Prepaid expenses and other        5,616                     5,192
                                _______                   _______

Total current assets             78,788                    75,720
Other assets                     26,916                    26,794
Property, plant and
equipment, at cost:
 Land                           105,801                   105,345
 Plant and equipment            386,271                   358,250
                                _______                   _______

                                492,072                   463,595
Less accumulated
 depreciation and depletion     271,747                   255,519
                                _______                   _______

Net property, plant
 and equipment                  220,325                   208,076
                                _______                   _______

                               $326,029                  $310,590


Liabilities and Stockholders' Equity

Current liabilities:
 Short-term notes payable
 to banks                      $  9,400                  $  6,700
 Accounts payable                27,499                    25,176
 Federal and state income taxes   3,052                     2,218
 Accrued payroll and benefits     6,582                     6,337
 Accrued insurance reserve        2,108                     1,983
 Accrued liabilities, other       4,802                     4,223
 Long-term debt due
  within one year                 4,171                     2,661
                                _______                   _______
Total current liabilities        57,614                    49,298

Long-term debt                    9,653                    23,116
Deferred income taxes            31,005                    30,441
Accrued employee benefits         9,565                     9,248
Other accrued liabilities         6,937                     6,397

Commitments and contingent
 liabilities (Notes 9, 12 and 13)

 Stockholders' equity:
  Preferred stock, no par value;
  10,000,000 shares authorized,
  none issued

  Common stock, $.10 par value;
  50,000,000 shares authorized,
  9,487,309 shares issued           949                       949
  Capital in excess of par value 17,400                    17,400
  Retained earnings             192,911                   173,743
  Less cost of treasury stock;
  181 shares (87 in 1994)           (5)                       (2)
                                _______                   _______

  Total stockholders' equity    211,255                   192,090
                                _______                   _______

                               $326,029                  $310,590


See accompanying notes.

Consolidated Statement of Cash Flows
Florida Rock Industries, Inc.
YEARS ENDED SEPTEMBER 30
(Dollars in thousands)

                                     1995           1994           1993
                                     ____           ____           ____

Cash flows from
 operating activities:
   Net income.                    $23,912        $17,216        $ 7,777
   Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation, depletion
     and amortization              26,518         25,419         26,168
     Net changes in operating
     assets and liabilities:
       (Increase) decrease in
        accounts receivable           820         (7,305)        (6,092)
       (Increase) decrease
        in inventories.            (3,709)         2,490         (1,242)
       (Increase) decrease in
        prepaid expenses and other   (100)          (259)           744
        Increase in accounts payable
         and accrued liabilities    6,339          4,555          9,600
    Increase (decrease) in
    deferred income taxes            (150)           482           (645)
    Gain on disposition of
    property, plant and equipment  (1,006)          (382)        (2,837)
    Other, net                      2,074            296            507
                                   ______          ______        ______

Net cash provided by
 operating activities              54,698         42,512         33,980

Cash flows from
 investing activities:

  Purchase of property,
   plant and equipment            (40,218)       (23,063)       (32,811)
  Proceeds from the sale of
  property, plant and equipment     1,393            661          4,986
  Additions to other assets        (2,232)        (1,839)        (2,615)
  Proceeds from the disposition
   of other assets                     80            693            523
  Additions to notes receivable                     (335)
  Collection of notes receivable      507          3,174            410
                                    ______        ______         ______
Net cash used in
 investing activities              (40,470)      (20,709)       (29,507)

Cash flows from financing activities:
 Proceeds from long-term debt                                    13,000
  Net increase (decrease) in
  short-term debt                    2,700        (3,500)        (3,800)
  Repayment of long-term debt      (12,060)      (16,848)        (6,142)
  Exercise of employee stock options                  23              -
  Repurchase of Company stock           (3)           (2)           (65)
  Payment of dividends              (4,744)       (4,741)        (4,598)
                                    ______         ______        ______
Net cash used in
 financing activities              (14,107)       (25,068)        (1,605)
                                    ______         ______         ______
Net increase (decrease) in
 cash and cash equivalents             121         (3,265)         2,868
Cash and cash equivalents
 at beginning of year                  804          4,069          1,201
                                    ______         ______         ______
Cash and cash equivalents
 at end of year                    $   925        $   804        $ 4,069



Supplemental disclosures of
 cash flow information:
  Cash paid during the year for:
   Interest expense,
    net of amount capitalized      $ 2,144        $ 2,769         $ 2,764
   Income taxes                    $11,425        $ 9,814         $ 5,206
  Noncash investing and
   financing activities:
   Additions to property,
    plant and equipment from:
     Exchanges                     $    49        $    58         $    61
     Issuing debt                  $   107                        $   686
   Issuing common stock
    in payment of note payable                    $ 8,000
   Addition to notes receivable
    from the sale of property,
    plant and equipment                           $   431


For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturities of three months or less at the time of purchase to be cash equivalents.

See accompanying notes.

Consolidated Statement of Stockholders' Equity
Florida Rock Industries, Inc.
YEARS ENDED SEPTEMBER 30
(Dollars in thousands except per share amounts)


                                      Capital in
                      Common Stock                 Retained   Treasury Stock
                    _______________   Excess of              ________________

                     Shares  Amount   Par Value    Earnings   Shares  Amount
                   ________  _______   ________    ________   _______ _______

Balance at
 October 1, 1992   9,288,708  $929     $11,430     $158,089  (90,175)($1,968)
Shares purchased
 for treasury                                                 (3,033)    (65)
Net income                                            7,777
Cash dividends
 ($.50 per share)                                    (4,598)
                    ________   ___      ______      _______   ______   _____

Balance at
 September 30,1993  9,288,708  929      11,430      161,268   (93,208)(2,033)
 Shares issued in
 payment of note      197,701   20       5,947                 93,208  2,033
Exercise of stock
 options                  900               23
Shares purchased
 for treasury                                                     (87)    (2)
Net income                                           17,216
Cash dividends
 ($.50 per share)                                    (4,741)
                    ________  ___       ______      _______     ______  _____

Balance at
 September 30,1994 9,487,309  949       17,400      173,743        (87)   (2)
Shares purchased
 for treasury                                                      (94)   (3)
Net income                                           23,912
 Cash dividends
 ($.50 per share)                                    (4,744)
                    ________  ___       _____       _______      ______  _____

Balance at
 September 30,1995 9,487,309 $949      $17,400     $192,911        (181) ($5)


See accompanying notes.



Notes to Consolidated Financial Statements
Florida Rock Industries, Inc.

        1. Accounting policies. CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated in consolidation.
        INVENTORIES - Inventories are valued at the lower of cost or market. Cost for parts and supplies inventory is determined under the first-in, first-out (FIFO) method. Cost for other inventories is determined under the last-in, first-out (LIFO) and average cost methods.
        DEPRECIATION, DEPLETION AND AMORTIZATION - Provision for depreciation of plant and equipment is computed using the straight-line method based on the following estimated useful lives:
                                                 Years
                                                 ____
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

        INCOME TAXES - The Company uses an asset and liability approach to financial reporting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. Deferred income taxes result from temporary differences between pre-tax income reported in the financial statements and taxable income.

        EARNINGS PER COMMON SHARE - Earnings per common share are based on the weighted average number of common shares outstanding and common stock equivalents, where applicable.

        CONCENTRATIONS OF CREDIT RISK - The Company's operations are located within the Southeastern United States. It sells construction materials and grants credit to customers, substantially all of whom are related to the construction industry.

        RECLAMATION - The Company accrues the estimated cost of reclamation over the life of the deposit based on tons sold in relation to total estimated tons of reserves. Expenses paid by the Company are charged to the reserve.

        RISK INSURANCE - The Company has a $500,000 self-insured retention per occurrence in connection with its workers' compensation, automobile liability, and general liability insurance programs ("Risk Insurance"). The Company accrues monthly its estimated cost in connection with its portion of its Risk Insurance losses. Claims paid by the Company are charged against the reserve. Additionally, the Company maintains a reserve for incurred but not reported claims based on historical analysis of such claims.

         ENVIRONMENTAL - Environmental expenditures that benefit future periods are capitalized. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Estimation of such liabilities is extremely complex.
Some factors that must be assessed are engineering estimates, continually evolving governmental laws and standards, and potential involvement of other potentially responsible parties.

        FUTURE ACCOUNTING REQUIREMENTS - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans, however, it also allows companies to continue to measure cost for such plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Companies that elect to continue with the accounting under APB 25 must provide pro forma disclosures of net income and earnings per share, as if SFAS123 had been applied. The accounting and disclosure requirements of SFAS 123 are effective for the Company for transactions entered into in fiscal 1997. Pro forma disclosures required if the Company elects to continue using APB 25 must include the effects of all awards granted in fiscal 1996, but should be presented for fiscal years subsequent thereto for fiscal 1996 financial statements presented for comparative purposes. The Company is currently evaluating its alternatives under SFAS 123 and its impact on operating results when initially adopted is not presently known.


        2. Transactions with related parties. As of September 30, 1995 eight of the Company's directors were also directors of FRP Properties, Inc.
("FRPP"). Such directors own approximately 38% of the stock of FRPP and 30% of the stock of the Company. Accordingly, FRPP and the Company are considered related parties.

        FRPP, through its transportation subsidiaries, hauls construction aggregates for the Company and customers of the Company. It also hauls diesel fuel and other supplies for the Company. Charges for these services are based on prevailing market prices.

        Other wholly owned subsidiaries of FRPP lease certain construction aggregates mining and other properties and provide construction management services to the Company.

        The Company paid rents, royalties and transportation charges to subsidiaries of FRPP totaling $5,869,000 in 1995, $6,029,000 in 1994, and $6,259,000 in 1993.

        At September 30, 1995 and 1994 the Company had a net account payable due to subsidiaries of FRPP of $163,000 and $144,000, respectively.

        Under an agreement extending until September 30, 1997, the Company furnishes certain management and related services, including financial, tax, legal, administrative, accounting and computer, to FRPP and its subsidiaries. Charges for such services were $1,312,000 in 1995, $1,208,000 in 1994, and $1,101,000 in 1993.

        On September 30, 1995 a wholly owned subsidiary of the Company entered into a contract to sell 134 acres of land to a subsidiary of FRP Properties, Inc. for $500,000 and the assumption of certain reclamation costs and benefits relating to the site. An appraisal of the property was obtained. The transaction was approved by the Company's Board of Directors with the directors who are also directors of FRP Properties, Inc. abstaining. The Company recorded a write down of $1,248,000 in the carrying value of this land on September 30, 1995.

        A member of the Company's Board of Directors is also a director and has a beneficial interest in a company that provides insurance services to the Company, including life insurance on certain employees and officers and claims paying functions for the Company's employee health benefits program. Premiums paid on such life insurance during fiscal 1995 totaled approximately $1,145,000. Administrative fees paid in connection with processing employee health benefit claims totaled approximately $23,000 for fiscal 1995.

        3. Inventories. Inventories at September 30 consisted of the following (in thousands):
                                                  1995          1994
                                                  ____          ____
Finished products                              $19,658       $16,329
Raw materials                                    3,580         3,249
Parts and supplies                               1,086         1,037
                                                ______        ______
                                               $24,324       $20,615

The excess of current cost over the LIFO stated values of inventories was $3,800,000 at September 30, 1995 and $3,282,000 at September 30, 1994.


        4. Other assets. Other assets at September 30 consisted of the following (in thousands):
                                                  1995          1994
                                                  ____          ____
Real estate                                    $ 2,966        $ 3,349
Notes receivable                                 5,382          5,523
Goodwill at cost less accumulated
 amortization of $3,116 ($2,786 in 1994)        10,129         10,458
Other                                            8,439          7,464
                                                ______        _______
                                               $26,916        $26,794


        5. Lines of credit and debt. Long-term debt at September 30 is summarized as follows (in thousands):
                                                  1995          1994
                                                  ____          ____
Unsecured notes:
  8%-10% notes                                  $ 1,154       $ 1,060
  Revolving credit                                   -         11,000
  Industrial development

    revenue bonds                                 11,071       11,963
   7% - 12% secured notes and contracts            1,599        1,754
                                                  ______       ______
                                                  13,824       25,777
Less portion due within one year                   4,171        2,661
                                                  ______       ______
                                                 $ 9,653      $23,116


Of the industrial development revenue bonds at September 30, 1995, $7,550,000 is due between 2004 and 2021. The bonds provide for quarterly interest payments between 68.0% and 71.5% of prime rate. The bonds are subject to Purchase and Put Agreements with several banks whereby the bondholders may, at their option, sell the bonds to the Company during the following fiscal years: $1,775,000 in 1996; $2,275,000 in 1997; $900,000 in 1998; $1,400,000 in 1999; $600,000 in
2000; and $600,000 in 2001 and subsequent years. The balance of the industrial development revenue bonds totaling $3,521,000 at September 30, 1995 is at floating rates of interest and matures through 1999. The bonds are collateralized by certain property, plant and equipment having a carrying value of $5,854,000 at September 30, 1995.

        The secured notes and contracts are collateralized by certain real estate having a carrying value of approximately $2,747,000 at September 30, 1995 and are payable in installments through 2004.

        The aggregate amount of principal payments, excluding the revolving credit, due subsequent to September 30, 1995, assuming that all of the industrial development revenue bondholders exercise their options to sell the bonds to the Company, is: 1996 - $4,171,000; 1997 - $3,140,000; 1998 -
$1,709,000; 1999 - $2,203,000; 2000 - $1,394,000; 2001 and subsequent years -
$1,207,000.

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

        The Company also has available short-term lines of credit from three banks aggregating $30,000,000. Under these lines the Company may borrow funds for a period of one to ninety days. There is no commitment fee and the banks can terminate the lines at any time. The interest rate is determined at the time of each borrowing. The weighted average interest rates on such borrowings at September 30, 1995 and 1994 were 6.2% and 5.4%, respectively.

        The various loan agreements contain restrictive covenants, including a requirement to maintain a consolidated current ratio and consolidated tangible net worth (as defined) at certain levels, limitations on paying cash dividends, and other restrictions. As of September 30, 1995, under the most restrictive of the agreements, $50,949,000 of consolidated retained earnings was not restricted as to payment of cash dividends.

        The Company capitalized interest cost of $35,000 in 1994 and $162,000 in 1993.


        6. Stock option plan. The Company has a stock option plan under which options for shares of common stock may be granted to directors, officers and key employees.


Option transactions for the fiscal years ended September 30 are summarized as follows:
                                            1995        1994       1993
                                            ____        ____       ____
 Shares under option:
   Outstanding at beginning of year       534,600     529,050     551,150
    Granted                                17,500      13,500          -
    Exercised ($25.12 per share)               -         (900)         -
    Cancelled                              (5,750)     (7,050)    (22,100)
                                          _______      _______    _______
    Outstanding at end of year
    (1995-$24.75 to $30.37 per share)     546,350     534,600     529,050


  Aggregate option pr                 $14,553,000 $14,209,000 $14,075,000

  Shares available for
   future grant                           101,750     113,500     119,950

  Shares exercisable
    at end of year                        371,510     297,440     195,210


Options granted have been at a price equal to the fair market value of the Company's common stock on the dates of grant. The options expire from seven to ten years from the date of grant and become exercisable in cumulative installments of 20% each year after a one year waiting period from the date of grant.


        7. Income taxes. The provision (benefit) for income taxes for the fiscal years ended September 30 consisted of the following (in thousands):
                                      1995        1994         1993
                                      ____        ____         ____
Current:
  Federal                           $10,507      $6,439       $4,069
  State                               2,103       1,396          984
                                     ______      ______       ______
                                     12,610       7,835        5,053

Deferred                               (150)        482       (1,393)
Federal tax rate change.                  -           -          748
                                     ______      ______       ______
  Total                             $12,460      $8,317       $4,408


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

        A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate follows (in thousands):
                                            1995        1994        1993
                                            ____        ____        ____
Amount computed at statutory
    Federal rate                          $12,731      $8,936       4,234
Effect of percentage depletion             (1,599)     (1,578      (1,151)
State income taxes (net of
 Federal income tax benefit)                1,219         811         384
Federal tax rate change                         -          -          748
Other, net                                    109         148         193
                                           ______       _____       _____
Provision for income taxes                $12,460      $8,317      $4,408


The types of temporary differences and their related tax effects that give rise to deferred tax assets and deferred tax liabilities at September 30 are presented below:
                                                      1995    1994
                                                      ____    ____
Deferred tax liabilities:
  Basis difference in property,
   plant and equipment                              $36,393 $36,486
  Other                                                 674     508
                                                     ______  ______
  Gross deferred tax liabilities                     37,067  36,994

Deferred tax assets:
  Insurance reserves                                  2,212   2,258
  Other accrued liabilities                           6,652   5,821
  Credit carryover                                       -      902
  Other                                                 906     953
                                                     ______  ______
    Gross deferred tax assets                         9,770   9,934
  Valuation allowance for
        deferred tax assets                              -       -
                                                     _______  _____
 Net deferred tax assets                              9,770   9,934
                                                     _______  _____
 Net deferred tax liability                         $27,297 $27,060

        The Company's valuation allowance for deferred tax assets as of October 1, 1993 was $380,000.



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

         Net periodic pension cost (income) for fiscal years ended September 30 included the following components (in thousands):

                                            1995     1994      1993
                                            ____     ____      ____
Service cost-benefits earned
 during the period                        $  377   $  611    $  635
Interest cost on projected
 benefit obligation                        1,132    1,046     1,081
Actual return on assets                   (2,501)     900    (2,115)
Net amortization and deferral              1,094   (2,447)      802
Curtailment gain                               -     (174)        -
                                           _____    _____     _____
Net periodic pension cost (income)        $  102  ($   64)   $  403


Assumptions used in determining the net periodic pension cost may vary by plan and are summarized as follows:
                                            1995     1994      1993
                                            ____     ____      ____
Discount rate                               7.25%       8%        7%
Rate of increase in compensation levels        5%    5.25%        5%
Expected long-term rate of return on assets    9%       9%        9%

         The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheet at September 30 (in thousands):
                             1995                   1994
                           ________             _____________
                             Assets         Assets        Accumulated
                             Exceed         Exceed         Benefits
                          Accumulated    Accumulated       Exceed
                            Benefits       Benefits        Assets
                           _________      ________        ________

Actuarial present value of
 vested benefit obligations ($14,891)      ($2,528)       ($ 9,913)

Accumulated benefit
 obligation                  (15,002)      ($2,535)       ($10,012)

Projected benefit
 obligation                  (16,364)      ($3,216)       ($11,064)

Plan assets at fair value     16,695        4,914           10,170

Projected benefit obligation
 (in excess of) or less
  than plan assets               331        1,698             (894)

Unrecognized net
 (gain) or loss                 (259)         (31)            (873)

Unrecognized transition
 obligation (asset)             (777)        (863)               -

Unrecognized prior
 service cost                    (16)         182              162
                              _______      _______           ______

Prepaid pension cost
 (pension liability)        ($   721)     $   986         ($ 1,605)

        Union employees are covered by multi-employer plans not administered by the Company. Payments of $219,000, $275,000 and $279,000 were made to these plans during fiscal 1995, 1994 and 1993, respectively.

         Additionally, the Company and certain subsidiaries have savings/profit sharing plans for the benefit of qualified employees. The savings feature of the plans incorporates the provisions of Section 401(k) of the Internal Revenue Code. Under the savings feature of the plans, eligible employees may elect to save a portion (within limits) of their compensation on a tax deferred basis. The Company contributes to a participant's account an amount equal to 50% (with certain limits) of the participant's contribution . Additionally, the Company and certain subsidiaries may make annual contributions to the plans as determined by the Board of Directors, with certain limitations. The plans provide for deferred vesting with benefits payable upon retirement or earlier termination of employment. The total cost of the plans was $3,510,000 in 1995; $2,648,000 in 1994 and $1,445,000 in 1993.

        The Company has a management security plan for certain officers and key employees. The accruals for future benefits are based upon the remaining years to retirement of the participating employees. The Company has purchased life insurance on the lives of the participants and it is the owner and beneficiary of such policies. The expense for fiscal 1995, 1994 and 1993 was $1,296,000, $1,160,000 and $1,038,000, respectively.

        The Company and one of its subsidiaries provide certain health care benefits for retired employees. Employees may become eligible for those benefits if they were employed by the Company prior to December 10, 1992, meet service requirements and reach retirement age while working for the Company. The plans are contributory and unfunded. The Company accrues the estimated cost of retiree health benefits over the years that the employees render service.

        The following table sets forth the plans' combined status reconciled with the accrued postretirement benefit cost included in the Company's consolidated balance sheet at September 30 (in thousands):

                                           1995      1994       1993
                                           ____      ____       ____
Accumulated postretirement
 benefit obligations:
 Retirees                                $1,424     $1,680    $3,705
 Fully eligible active participants         616        597     1,606
 Other active participants                  874        677     7,376
                                         ______     ______    ______
 Total APBO                               2,914      2,954    12,687

 Unrecognized net loss
  from past experience
  different from that
  assumed and from
  changes in assumptions                 (1,221)    (1,377)   (1,560)

 Unrecognized prior service costs           684        894         -

 Unrecognized transition obligation           -          -    (9,088)
                                         ______     ______    ______
 Accrued postretirement benefit cost     $2,377     $2,471    $2,039

        Net periodic postretirement benefit cost for fiscal years ended September 30 includes the following components (in thousands):

                                          1995       1994      1993
                                          ____       ____      ____
Service cost of benefits
 earned during the period                $ 133     $  260    $  678
Interest cost on APBO                      206        380     1,008
Net amortization and deferral             (101)      (127)        -
Amortization of transition
 obligation over 20 years                    -        120       628
                                          _____      _____     _____
Net periodic postretirement
 benefit cost                            $ 238     $  633    $2,314

        The discount rate used in determining the Net Periodic Postretirement Benefit Cost and the APBO was 7.25% at September 30, 1995, 8% at September 30, 1994 and 7% at September 30, 1993.

        Effective January 1, 1994, the Company's share of retiree health care was capped at the Company's 1993 cost level.



        9. Leases. Certain plant sites, office space and equipment are rented under operating leases. Total rental expense, excluding mineral leases, for fiscal 1995, 1994 and 1993 was $4,231,000, $3,465,000 and $3,965,000,
respectively. Future minimum lease payments under operating leases with an initial or remaining noncancelable term in excess of one year, exclusive of mineral leases, at September 30, 1995 are as follows: 1996 -$1,447,000; 1997- $1,243,000; 1998 - $1,213,000; 1999 - $1,183,000; 2000 - $1,181,000; after
2000 - $8,921,000. Certain leases include options for renewal. Most leases require the Company to pay for utilities, insurance and maintenance.
The Company has a long-term lease, which may not be cancelled prior to September 1, 1998, with FRPP for sand reserves near Grandin, Florida. Under the lease the Company will pay minimum royalties of $1,000,000 per year.



        10. Gain (loss) on sale and/or write down of assets. In fiscal 1995 the Company recorded a loss on the write down of the carrying value of certain real estate totaling $2,018,000. In fiscal 1994 the Company sold certain real estate which resulted in a loss of $313,000. In August 1993 the Company sold its S&G Concrete Co.'s North Carolina ready mixed concrete assets for cash and reported a gain of $2,715,000. Also, in fiscal 1993 the Company sold other land which resulted in a gain of $51,000.


        11. Fair values of financial instruments. At September 30, 1995 and 1994 the carrying amount reported in the balance sheet for cash and cash equivalents, notes receivable, short-term notes payable to banks, revolving credit and industrial development revenue bonds approximate their fair value. The fair values of the Company's other long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At September 30, 1995 the carrying amount and fair value of such other long-term debt was $2,753,000 and $2,941,000, respectively. At September 30, 1994 the carrying amount and fair value of such other long-term debt was $2,814,000 and $3,040,000, respectively.


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

The Company has been advised of soil and groundwater contamination by petroleum products in the vicinity of an underground storage tank on a site owned by the Company. The contaminated soil and groundwater will have to be remediated in accordance with state and federal laws. An environmental consulting firm is investigating the site and has submitted a Contamination Assessment Report ("CAR") to the Florida Department of Environmental Protection ("DEP") for its review and approval. Following DEP approval of the CAR, a Remedial Action Plan will be developed and submitted to the DEP for approval. The consultants' estimate of the cost of remediation on similar non-Company sites ranges from $200,000 to $1,000,000. At September 30, 1995, the Company had recorded a liability for $400,000; it has not recorded any potential claims that it may have against the former owner of the site or through the Florida Petroleum Liability Insurance and Restoration Program and/or the Florida Abandoned Tank Restoration Program. Because of the uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified site could be considerably higher than the accrued liability. However, the Company believes that the cost of remediation will not have a materially adverse effect upon its financial condition or earnings.

In May of 1993 the National Labor Relations Board ("NLRB") issued a Complaint against a subsidiary of the Company (herein the "Subsidiary") based on unfair labor practice charges previously filed by Teamsters Local 639. The Complaint seeks an order from the NLRB requiring the Subsidiary to recognize the Teamsters as its employees' exclusive collective bargaining representative, to restore certain previous terms and conditions of employment and to make whole the affected employees and certain employee benefit plans for losses as a result of changes in terms and conditions of employment made by the Subsidiary. The Subsidiary has denied such charges and is vigorously defending its position. In April of 1994, an Administrative Law Judge ("ALJ") of the NLRB issued a Recommended Decision and Order recommending a ruling against the Subsidiary's position and recommending the relief sought in the Complaint. The Subsidiary filed an appeal with the NLRB. In February 1995, the NLRB affirmed the ALJ's decision in substantial part. The Company has appealed the NLRB's decision to the Fourth Circuit Court of Appeals where the matter is now pending. The ultimate liability, if any, with respect to this matter cannot reasonably be estimated. However, it is the opinion of the Company's management that the ultimate disposition of this matter will not have a material adverse effect on the Company's consolidated financial statements.


        13. Commitments. At September 30, 1995, the Company had placed orders and was committed to purchase equipment costing approximately $6,361,000.


        14. Fourth quarter financial information (unaudited). Significant items affecting income in the fourth quarter of fiscal 1995 include a $2,046,000 increase in construction aggregates stockpile inventories due to the physical measurement of the stockpiles and the write down of the carrying value of certain real estate of $2,018,000.



Independent Auditors' Report
Florida Rock Industries, Inc.
The Board of Directors and Stockholders
Florida Rock Industries, Inc.

We have audited the accompanying consolidated balance sheets of Florida Rock Industries, Inc. and its subsidiary companies as of September 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the year ended September 30, 1993 were audited by other auditors whose report, dated November 30, 1993, expressed an unqualified opinion on those statements. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 1995 and 1994 consolidated financial statements present fairly, in all material respects, the financial position of Florida Rock Industries, Inc. and its subsidiary companies at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

Jacksonville, Florida
December 1, 1995




Directors and Officers
Florida Rock Industries, Inc.
Directors

  Thompson S. Baker (1)
  Chairman Emeritus of the Company

  Edward L. Baker (1)
  Chairman of the Board and
  Chief Executive Officer of the Company

  John D. Baker II (1)
  President of the Company

  Thompson S. Baker II
  Vice President of the Company

  Alvin R. (Pete) Carpenter
  President and Chief Executive Officer
  of CSX Transportation, Inc.

  Robert D. Davis (3)
  Chairman of the Board of DDI, Inc.

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

John D. Baker II
President

H. B. Horner
Executive Vice President

C. J. Shepherdson
Vice President
CHAIRMAN, NORTHERN CONCRETE GROUP

Donald L. Bloebaum
Vice President
PRESIDENT, AGGREGATES GROUP

S. Robert Hays
Vice President

PRESIDENT, FLORIDA CONCRETE GROUP

Fred W. Cohrs
Vice President
PRESIDENT, CEMENT GROUP

Clarron E. Render, Jr.
Vice President
PRESIDENT, NORTHERN CONCRETE GROUP

Thompson S. Baker II
Vice President
EXECUTIVE VICE PRESIDENT,
AGGREGATES GROUP

Robert C. Peace
Vice President
QUALITY

Ruggles B. Carlson
Vice President and Treasurer
FINANCE

Dennis D. Frick
Secretary
CORPORATE COUNSEL

Wallace A. Patzke, Jr.
Controller

John W. Green
Assistant Secretary
DIRECTOR OF CORPORATE CREDIT


Florida Rock Industries, Inc.
General Office: 155 East 21st Street
Jacksonville, Florida 32206
Telephone: (904) 355-1781

Annual Meeting
Shareholders are cordially invited to attend the Annual Stockholders Meeting which will be held at 9 a.m. local time, on Wednesday, February 7, 1996, at the general offices of the Company, 155 East 21st Street, Jacksonville, Florida.

Transfer Agent
First Union National Bank
of North Carolina
230 South Tryon Street, 10th Floor
Charlotte, NC 28288-1154
Telephone: 1-800-829-8432

General Counsel
Lewis S. Lee, Esquire
LeBoeuf, Lamb, Greene & MacRae, L.L.P.
Jacksonville, Florida

Independent Auditors
Deloitte & Touche LLP
Jacksonville, Florida

Common Stock Listed
American Stock Exchange
(Symbol: FRK)

Form 10-K
Stockholders may receive without charge a copy of Florida Rock Industries, Inc.'s annual report to the Securities and Exchange Commission on Form 10-K by writing to the Treasurer at P.O. Box 4667, Jacksonville, Florida 32201.