Form 10-Q
period 1995-12-31
FLORIDA ROCK INDUSTRIES INC
filed 1996-02-12
CIK 37651

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
(Mark one)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 1996: 9,487,109 shares of $.10 par value common stock.

                         FLORIDA ROCK INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                              December 31,    September 30,
                                                     1995             1995
ASSETS
Current assets:
 Cash and cash equivalents                     $    1,825       $      925
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $1,940 ($1,726 at September 30, 1995)            41,680           47,923
Inventories:
  Finished products                                19,465           19,658
  Raw materials                                     3,437            3,580
  Parts and supplies                                1,103            1,086
  Total inventories                                24,005           24,324
 Prepaid expenses and other                         6,443            5,616
  Total current assets                             73,953           78,788
Other assets                                       27,381           26,916
Property, plant and equipment, at cost:
 Land                                             106,226          105,801
 Plant and equipment                              396,763          386,271
                                                  502,989          492,072
 Less accumulated depreciation,
  depletion and amortization                     (277,396)        (271,747)
  Net property, plant and equipment               225,593          220,325
                                               $  326,927       $  326,029

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $   11,200       $    9,400
 Accounts payable                                  25,597           27,499
 Dividends Payable                                  2,372                -
 Accrued income taxes                               3,033            3,052
 Accrued liabilities                                9,000           13,492
 Long-term debt due within one year                 2,396            4,171
  Total current liabilities                        53,598           57,614

Long-term debt                                     10,673            9,653
Deferred income taxes                              31,005           31,005
Accrued employee benefits                           9,912            9,565
Other accrued liabilities                           7,360            6,937

Stockholders' equity:
 Preferred stock, no par value;
  10,000,000 shares authorized,                         -                -
   none issued
 Common stock, $.10 par value;
  50,000,000 shares authorized,
  9,487,309 shares issued                             949              949
 Capital in excess of par value                    17,400           17,400
 Retained earnings                                196,035          192,911
 Less cost of treasury stock, 200
  shares (181 shares at September
  30, 1995)                                            (5)              (5)
  Total stockholders' equity                      214,379          211,255
                                               $  326,927       $  326,029
See accompanying notes.




                       FLORIDA ROCK INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (Dollars in thousands except per share amounts)
                                  (Unaudited)



                                                         Three Months ended

                                                             December 31

                                                            1995        1994




Net sales                                                 $92,265     $89,614

Cost of sales                                              75,366      71,845


Gross profit                                               16,899      17,769


Selling, general and
 administrative expense                                     8,321       8,183


Operating profit                                            8,578       9,586


Interest expense                                             (394)       (449)

Interest income                                               140         155

Other income, net                                              66          78


Income before income taxes                                  8,390       9,370

Provision for income taxes                                  2,895       3,233


Net income                                                $ 5,495     $ 6,137


Per common share:
  Income                                                     $.58        $.65


  Cash dividends                                             $.25        $.25


Weighted average number
 of shares                                              9,519,413   9,504,076




See accompanying notes.




                       FLORIDA ROCK INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                (In thousands)
                                  (Unaudited)

                                                    1995             1994
Cash flows from operating activities:
  Net income                                      $ 5,495        $ 6,137
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization        6,887          6,169
    Net changes in operating assets and
     liabilities:
     Decrease in accounts receivable                6,246          5,573
     Decrease in inventories                          318            436
     Increase in prepaid expenses and other          (827)          (842)
     Decrease in accounts payable
      and accrued liabilities                      (5,641)        (3,801)
    Increase in deferred income taxes                   -            243
    Gain on disposition of property, plant and
     equipment                                        (86)           (38)
    Other, net                                         34            (47)

Net cash provided by operating activities          12,426         13,830

Cash flows from investing activities:
  Purchase of property, plant and equipment       (11,913)        (8,378)
  Proceeds from the sale of property, plant and
   equipment                                          143            100
  Additions to other assets                          (921)          (129)
  Proceeds from the disposition of other assets        72               -
  Collections of notes receivable                      48              54

Net cash used in investing activities             (12,571)       ( 8,353)

Cash flows from financing activities:
  Net increase in short-term debt                   1,800          7,600
  Repayment of long-term debt                        (754)       (11,733)
  Repurchase of Company stock                          (1)             -

Net cash provided by (used in)
 financing activities                               1,045       ( 4,133)

Net increase in cash and cash
  equivalents                                         900          1,344
Cash and cash equivalents at beginning of year        925            804

Cash and cash equivalents at end of period         $ 1,825        $ 2,148


See accompanying notes.




                       FLORIDA ROCK INDUSTRIES, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995
                                  (Unaudited)

(1)     Basis of Presentation

        The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months ended December 31, 1995, are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 1995.

(2)     Earnings Per Share

        Earnings per share are based on the weighted average number of common shares outstanding and common stock equivalents, where applicable, during the periods. Fully diluted earnings per share are not reported because their effect would have been less than 3% dilutive.

(3)     Supplemental Disclosures of Cash Flow Information

        Cash paid during the three months ended December 31, 1995 and 1994 for certain expense items are (in thousands):

                                              1995          1994
      Interest expense, net of
       amount capitalized                   $  343         $  494
      Income taxes                          $2,915         $2,913

        The following schedule summarizes noncash investing and financing activities for the three months ended December 31, 1995 and 1994 (in thousands):
                                              1995          1994

       Additions to property, plant
        and equipment from exchanges        $   23         $  14

 (4) The Company and its subsidiaries are subject to legal proceedings and claims arising out of their businesses that cover a wide range of matters. Additional information concerning these matters is presented in Note 12 to the consolidated financial statements included in the Company's 1995 Annual Report to stockholders, and
        Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1995, and in Part II, Item 1 "Legal Proceedings" of this Form 10-Q and such information is incorporated herein by reference.

               MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

        For the first quarter of fiscal 1996, ended December 31, 1995, consolidated net sales increased 3% from the same quarter last year. The increase was primarily attributed to modest price improvement in most markets and increased volume in the Company's
Florida markets, which were offset by lower volumes in the Company's Georgia, Maryland and Virginia markets due principally to the severe winter weather in December 1995 as compared to last year, which was unusually mild.

        Gross profit decreased 5% and gross profit margin decreased from 19.8% to 18.3%. The decreases resulted principally from a depressed December and increased material costs that have not been fully offset by increased selling prices.

        Selling, general and administrative expense was 9.0% of sales in the current quarter as compared to 9.1% in the same quarter last year.

        The decrease in interest expense in the current quarter was attributed to a lower average debt outstanding which was partially offset by an increase in the average interest rate.

        In 1996 management expects continued slow economic growth. Construction markets remain steady.

        The severe winter weather has continued on into the Company's second quarter. Therefore, the Company expects lower results for the second quarter of fiscal 1996 than last year, which experienced unusually mild winter weather.

        At the start of the year we expected to achieve modest growth in sales and earning. This outlook has been clouded by the severe winter weather. Improved results are now contingent upon when the winter weather ends and upon the levels of demand at that time. We remain cautiously optimistic that the results of the last six months of fiscal 1996 will be strong enough to overcome the lower results now anticipated for the first half of the year.

Financial Condition

The Company continues to maintain its sound financial condition with sufficient resources to meet anticipated capital expenditures and other operating requirements.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Note 12 to the consolidated financial statements included in the Company's 1995 Annual Report to stockholders, in Part I, Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1995 and in Part II, Item 1 "Legal Proceedings" of this Form 10-Q, and such information is incorporated herein by reference.

                    PART II OTHER INFORMATION

Item 1.  Legal Proceedings

        A wrongful death action was brought in the Superior Court of New Hanover County, North Carolina (Case No. 91 CV 0023) against two of the Company's subsidiaries, S&G Concrete, Inc. and The Arundel Corporation and others, arising from the death of an employee of an affiliated company in an on-the-job industrial accident. The complaint seeks compensatory and punitive damages in unspecified amounts. The case was originally styled Dora
Richardson Powell, individually, and as personal representative of the Estate of Timothy G. Powell, deceased vs. S&G Concrete Company, et al.; however, the Estate amended its complaint to show Company subsidiaries, The Arundel Corporation and S&G Prestress Company, as the new defendants. Company motions for summary judgment were granted as to each defendant. The Estate filed Notice of Appeal as to each of the aforesaid orders for summary judgment. On November 3, 1995, the Supreme Court of North Carolina affirmed the Court of Appeals decision in favor of the Company. This matter has been previously reported in the Form 10-Q for the quarters ending December 31, 1990, March 31, 1993 and Form 10-K for the years ending September 30, 1991, September 30, 1993, September 30, 1994 and September 30, 1995.

        On May 8, 1992, oral arguments were held in the Government's appeal of the U.S. Claims Court judgment entered in favor of the Company in its inverse condemnation claim against the U.S. Army

Corps of Engineers. The case involves a 98 acre parcel of a 1560 acre tract with limestone reserves in Dade County, Florida. On March 10, 1994, the Court of Appeals vacated the U.S. Claims Court judgment and remanded the case for further proceedings. The Company's petition for rehearing was denied on June 21, 1994. On September 20, 1994, the Company filed a petition for writ of certiorari in the U.S. Supreme Court. On January 3, 1995, the U.S. Supreme Court denied the petition for writ of certiorari. On June 28, 1995, a hearing was held concerning issues to be decided on remand of the case to the U.S. Court of Federal Claims. A new trial date has been set for April 15, 1996. This case has been previously reported in the Form 10-K for the years 1981 through 1991 and the years 1994 and 1995 and in the Form 10-Q for the quarters ending June 1986, December 1986, March 1987, June 1988, June 1989, June 1990, June 1992, and December 30, 1994. (U.S.
Claims Court, Case No. 266-82L and U.S. Court of Appeals, Case No.
91-5156.)

Note 12 to the consolidated financial statements included in the Company's 1995 Annual Report to stockholders and Item 3 "Legal
Proceedings" of the Company's Form 10-K for fiscal 1995 are incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page 8 of this Form 10-Q.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended December 31, 1995.



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 7, 1996                    FLORIDA ROCK INDUSTRIES, INC.


                                    RUGGLES B. CARLSON
                                    Ruggles B. Carlson
                                    Vice President-Finance
                                      and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)




                  FLORIDA ROCK INDUSTRIES, INC.
        FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1995

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

                                                       Numbering
                                                      Page No. in
                                                       Sequential

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

(10)(b) Retirement Benefits Agreement between Shands & Baker, Inc., and Thompson S. Baker dated September 30, 1964 and amendment thereto dated September 22, 1970. Previously filed with Form S-1 dated June
               29, 1972.  File No. 2-44839.




                                                        Numbering
                                                      Page No. in
                                                       Sequential

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

(10)(I) Amendment No. 1 to Tax Service Reimbursement Plan of Florida Rock Industries, Inc. Previously filed with Form 10-K for the fiscal year ended September
               30, 1981.  File No. 1-7159.

(10)(j)        Amendment No. 2 to Tax Service Reimbursement Plan
               of Florida Rock Industries, Inc.  Previously filed
               with Form 10-K for the fiscal year ended September
               30, 1985.  File No. 1-7159.





                                                       Page No. in
                                                       Sequential
                                                        Numbering

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

(27)           Financial Data Schedule