Form 10-Q
period 1996-03-31
FLORIDA ROCK INDUSTRIES INC
filed 1996-05-10
CIK 37651

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark one)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1996: 9,449,508 shares of $.10 par value common stock.



                         FLORIDA ROCK INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                                 March 31,    September 30,
                                                     1996             1995
ASSETS
Current assets:
 Cash and cash equivalents                     $    1,207       $      925
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $2,108 ($1,726 at September 30, 1995)            45,344           47,923
 Inventories                                       24,956           24,324
 Prepaid expenses and other                         7,419            5,616
  Total current assets                             78,926           78,788
Other assets                                       27,604           26,916
Property, plant and equipment, at cost:
 Land                                             110,449          105,801
 Plant and equipment                              406,892          386,271
                                                  517,341          492,072
 Less accumulated depreciation,
  depletion and amortization                     (279,418)        (271,747)
  Net property, plant and equipment               237,923          220,325
                                               $  344,453       $  326,029

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $   22,300       $    9,400
 Accounts payable                                  26,971           27,499
 Accrued income taxes                                   -            3,052
 Accrued liabilities                               10,699           13,492
 Long-term debt due within one year                 2,465            4,171
  Total current liabilities                        62,435           57,614

Long-term debt                                     17,105            9,653
Deferred income taxes                              30,437           31,005
Accrued employee benefits                          10,314            9,565
Other accrued liabilities                           7,302            6,937

Stockholders' equity:
 Preferred stock, no par value;
  10,000,000 shares authorized,                         -                -
   none issued
 Common stock, $.10 par value;
  50,000,000 shares authorized,
  9,487,309 shares issued                             949              949
 Capital in excess of par value                    17,400           17,400
 Retained earnings                                198,831          192,911
 Less cost of treasury stock, 12,601
  shares (181 shares at September
  30, 1995)                                          (320)              (5)
  Total stockholders' equity                      216,860          211,255
                                               $  344,453       $  326,029
See accompanying notes.



                    FLORIDA ROCK INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENT OF INCOME
              (Dollars in thousands except per share amounts)
                                (Unaudited)


                              Three Months ended           Six Months ended

                                   March 31                     March 31

                                1996       1995             1996        1995




Net sales                     $85,801    $84,684         $178,066    $174,298

Cost of sales                  72,336     70,681          147,702     142,526


Gross profit                   13,465     14,003           30,364      31,772


Selling, general and
 administrative expense         8,993      8,851           17,314      17,034


Operating profit                4,472      5,152           13,050      14,738


Interest expense                 (535)      (527)            (929)       (976)

Interest income                   157        127              297         282

Other income, net                 174        214              240         292

Income before income taxes      4,268      4,966           12,658      14,336

Provision for income taxes      1,472      1,713            4,367       4,946


Net income                    $ 2,796    $ 3,253          $ 8,291     $ 9,390


Per common share:
  Income                         $.29       $.34             $.87        $.99


  Cash dividends                 $. -       $  -             $.25        $.25


Weighted average number
 of shares                  9,505,378  9,529,896        9,511,132   9,521,675




See accompanying notes.



                     FLORIDA ROCK INDUSTRIES, INC.
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                              (In thousands)
                                (Unaudited)

                                                     1996           1995
Cash flows from operating activities:
  Net income                                      $ 8,291        $ 9,390
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization       13,940         12,702
    Net changes in operating assets and
     liabilities:
     Decrease in accounts receivable                2,582          5,109
     Increase in inventories                         (632)        (1,555)
     Increase in prepaid expenses and other        (1,477)          (492)
     Decrease in accounts payable and
      accrued liabilities                          (5,260)        (2,132)
    Decrease in deferred income taxes                (894)        (1,117)
    Gain on disposition of property, plant and
     equipment                                       (722)          (288)
    Other, net                                        142           (198)

Net cash provided by operating activities          15,970         21,419

Cash flows from investing activities:
  Purchase of property, plant and equipment       (30,836)       (21,975)
  Proceeds from the sale of property, plant and
   equipment                                          804            526
  Additions to other assets                        (1,275)        (1,220)
  Proceeds from the disposition of other assets       114             68
  Collections of notes receivable                     104             96

Net cash used in investing activities             (31,089)       (22,505)

Cash flows from financing activities:
  Proceeds from long-term debt                      6,000              -
  Net increase in short-term debt                  12,900         16,000
  Repayment of long-term debt                        (812)       (11,786)
  Repurchase of Company stock                        (315)            (2)
  Payment of dividends                             (2,372)        (2,372)

Net cash provided by financing activities          15,401          1,840

Net increase in cash and cash
  equivalents                                         282            754
Cash and cash equivalents at beginning of year        925            804

Cash and cash equivalents at end of period        $ 1,207        $ 1,558


See accompanying notes.



                     FLORIDA ROCK INDUSTRIES, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              MARCH 31, 1996
                                (Unaudited)

(1)  Basis of Presentation

     The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the six months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 1995.

(2)  Inventories

     Inventories consisted of the following (in thousands):

                                               March 31,   September 30,
                                                   1996            1995

     Finished products                         $ 20,165        $ 19,658
     Raw materials                                3,698           3,580
     Parts and supplies                           1,093           1,086
                                               $ 24,956        $ 24,324

(3)  Earnings Per Share

     Earnings per share are based on the weighted average number of common shares outstanding and common stock equivalents, where applicable, during the periods. Fully diluted earnings per share are not reported because their effect would have been less than 3% dilutive.

(4)  Supplemental Disclosures of Cash Flow Information

     Cash paid during the six months ended March 31, 1996 and 1995 for certain expense items are (in thousands):

                                              1996           1995
      Interest expense, net of
       amount capitalized                   $  832         $  801
      Income taxes                          $9,133         $8,654



     The following schedule summarizes noncash investing and
     financing
     activities for the six months ended March 31, 1996 and 1995
     (in thousands):
                                              1996          1995

       Additions to property, plant
        and equipment from:
          Exchanges                         $   69         $  26
          Issuing debt                      $  260             -
       Additions to other assets
         from issuing debt                  $  300             -
       Additions to notes receivable
         from sale of property, plant
         and equipment                      $    6             -

(5) The Company and its subsidiaries are subject to legal proceedings and claims arising out of their businesses that cover a wide range of matters. Additional information concerning these matters is presented in Note 12 to the consolidated financial statements included in the Company's 1995 Annual Report to stockholders, Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1995, and in Part II,
     Item 1 "Legal Proceedings" of the Company's Form 10-Q for the quarters ended December 31, 1995 and March 31, 1996. Such information is incorporated herein by reference.



               MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

For the second quarter and first six months of fiscal 1996, ended
March 31, 1996, consolidated net sales increased 1% and 2%, respectively, from the same periods last year. The increases were primarily attributed to modest price improvement in most markets.

Gross profit for both the second quarter and the first six months decreased approximately 4% from the same periods last year. Gross profit margin for the second quarter decreased from 16.5% to 15.7% and for the first six months decreased from 18.2% to 17.1% from last year. Costs were adversely impacted by the difficult operating conditions during the winter as well as higher material and maintenance expenses.

Selling, general and administrative expense amounted to 10.5% of sales in the current quarter which was level with the second quarter of last year and decreased slightly from 9.8% to 9.7% in the current six months compared to last year.


Interest expense for the second quarter remained about level with the second quarter last year. The decrease in interest expense in the current six months was attributed to a lower average debt outstanding which was partially offset by an increase in the average interest rate.

As usual at this time of year winter weather masks the condition of many of our markets. However, it appears that conditions remain reasonably stable. Rising interest rates are expected to result in some decline in residential construction, but activity is expected to remain at fairly high lievels. Commercial, state and federal construction projects should offset the decline in residential activity. Our operations should make up the short falls from the first half in the second half of the year.

Managment continues to expect the results for fisal 1996 to be more or less in line with last year's results.

Financial Condition

The Company continues to maintain its sound financial condition with sufficient resources to meet anticipated capital expenditures and other operating requirements.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Note 12 to the consolidated financial statements included in the Company's 1995 Annual Report to stockholders, in Part I, Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1995 and in Part II, Item 1 "Legal Proceedings" of the Company's Form 10-Q for the quarter ended December 31, 1995, and such information is incorporated herein by reference.



                    PART II OTHER INFORMATION

Item 1.  Legal Proceedings

In May of 1993 the National Labor Relations Board ("NLRB") issued a Complaint against a subsidiary of the Company ("Subsidiary") based on unfair labor practice charges previously filed by Teamsters Local 639. The Complaint sought an order from the NLRB requiring the Subsidiary to recognize the Teamsters as its employees' exclusive collective bargaining representative, to restore certain previous terms and conditions of employment and to make whole the affected employees and certain employee benefit plans for losses as a result of changes in terms and conditions of employment made by the Subsidiary. The Subsidiary denied such charges. In April of 1994, an Administrative Law Judge ("ALJ") of the NLRB issued a Recommended Decision and Order recommending a ruling against the Subsidiary's position and recommending the relief sought in the complaint. The Subsidiary filed an appeal with the NLRB. In February 1995, the NLRB affirmed the ALJ's decision in substantial part. The Subsidiary appealed the NLRB decision to the United States Fourth Circuit Court of Appeals. In February 1996, a three judge panel of the Court of Appeals unanimously affirmed the NLRB decision. The Subsidiary petitioned for rehearing before this panel with a suggestion for rehearing en banc by the entire Fourth Circuit Court of Appeals. On April 15, 1996 the Court issued an order denying such petition. On April 16, 1996 the Court vacated its April 15 order and issued an order directing the Teamsters and NLRB to file an answer to the petition for rehearing and suggestion for rehearing en banc on or before May 6, 1996. The ultimate liability, if any, with respect to this matter cannot reasonably be estimated. However, it is the opinion of the Company's management that the ultimate disposition of this matter will not have a material adverse effect on the Company's consolidated financial statements. This matter has been previously reported in the Company's Form 10-K for fiscal years ended September 30, 1994 and 1995 and Form 10-Q for the quarters ended June 30, 1994 and March 31, 1995.

Note 12 to the consolidated financial statements included in the Company's 1995 Annual Report to stockholders, Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1995 and Part II, Item 1 "Legal Proceedings" of the Company's Form 10-Q for the quarter ended December 31, 1995 are incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

On February 7, 1996, the Company held its annual shareholders meeting. At the meeting the stockholders elected the following directors by the vote shown:
                                                         Not Voted
                        Term      Votes       Votes       Broker/
                      Ending      For       Withheld    Nominees
Robert D. Davis        1997     7,788,919      6,952    1,416,311
Edward L. Baker        2000     7,788,750      7,121    1,416,311
Francis X. Knott       2000     7,779,626     16,245    1,416,311
Radford D. Lovett      2000     7,788,763      7,108    1,416,311
W. Thomas Rice         2000     7,788,266      7,605    1,416,311



At the 1996 annual meeting the stockholders adopted the Company's
1996 Stock Option Plan. The new Plan was approved and adopted by 6,645,320 votes for, 338,954 against, 7,856 votes abstained and 2,220,052 votes were not voted by broker/nominees.

These matters are more fully described in the Company's Proxy
Statement dated December 18, 1995.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page 9 of this Form 10-Q.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended March 31, 1996.





                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 1, 1996                         FLORIDA ROCK INDUSTRIES, INC.

                                    RUGGLES B. CARLSON
                                    Ruggles B. Carlson
                                    Vice President-Finance
                                      and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)




                   FLORIDA ROCK INDUSTRIES, INC.
         FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

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



                                                                   Page No. in
                                                                   Sequential
                                                                   Numbering

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

(10)(b)        Retirement Benefits Agreement between Shands &
               Baker, Inc., and Thompson S. Baker dated September 30, 1964 and amendment thereto dated September 22 ,1970. Previously filed with Form S-1 dated June 29, 1972. File No. 2-44839.


                                                                   Page No. in
                                                                   Sequential
                                                                   Numbering

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

(10)(q)        Florida Rock Industries, Inc. 1996 Stock Option
               Plan. Previously filed as appendix to the Company's Proxy Statement dated December 18, 1995.
               File No. 1-7159.

(11)           Computation of Earnings Per Common Share.

(27)           Financial Data Schedule