Form 10-Q
period 1996-06-30
FLORIDA ROCK INDUSTRIES INC
filed 1996-08-12
CIK 37651

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark one)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1996: 9,313,508 shares of $.10 par value common stock.
                          FLORIDA ROCK INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                                 June 30,      September 30,
                                                  1996             1995
ASSETS
Current assets:
 Cash and cash equivalents                     $    1,615       $      925
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $2,402 ($1,726 at September 30, 1995)            52,248           47,923
 Inventories                                       24,775           24,324
 Prepaid expenses and other                         6,430            5,616
  Total current assets                             85,068           78,788
Other assets                                       26,748           26,916
Property, plant and equipment, at cost:
 Land                                             110,198          105,801
 Plant and equipment                              411,307          386,271
                                                  521,505          492,072
 Less accumulated depreciation,
  depletion and amortization                     (281,979)        (271,747)
  Net property, plant and equipment               239,526          220,325
                                               $  351,342       $  326,029
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $   14,400       $    9,400
 Accounts payable                                  27,948           27,499
 Dividends payable                                  2,362             --
 Accrued income taxes                               3,357            3,052
 Accrued liabilities                               14,149           13,492
 Long-term debt due within one year                 2,404            4,171
  Total current liabilities                        64,620           57,614

Long-term debt                                     16,983            9,653
Deferred income taxes                              30,717           31,005
Accrued employee benefits                          10,714            9,565
Other accrued liabilities                           7,484            6,937
Stockholders' equity:
 Preferred stock, no par value;
  10,000,000 shares authorized,                         -                -
   none issued
 Common stock, $.10 par value;
  50,000,000 shares authorized,
  9,487,309 shares issued                             949              949
 Capital in excess of par value                    17,400           17,400
 Retained earnings                                205,507          192,911
 Less cost of treasury stock, 120,501
  shares (181 shares at September
  30, 1995)                                        (3,032)              (5)
  Total stockholders' equity                      220,824          211,255
                                               $  351,342       $  326,029
See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENT OF INCOME
              (Dollars in thousands except per share amounts)
                                (Unaudited)



                             Three Months ended          Nine Months ended
                                    June 30                     June 30
                               1996       1995             1996        1995



Net sales                   $110,331    $98,256         $288,397    $272,554
Cost of sales                 84,760     78,350          232,462     220,876

Gross profit                  25,571     19,906           55,935      51,678

Selling, general and
 administrative expense       10,098      8,751           27,412      25,785

Operating profit              15,473     11,155           28,523      25,893

Interest expense                (647)      (625)          (1,576)     (1,601)
Interest income                  136        159              433         441
Other income, net             (1,162)       140             (922)        432

Income before income taxes    13,800     10,829           26,458      25,165
Provision for income taxes     4,761      3,736            9,128       8,682

Net income                   $ 9,039    $ 7,093          $17,330     $16,483

Per common share:
  Income                        $.96       $.74            $1.83       $1.73

  Cash dividends                $.25       $.25             $.50        $.50

Weighted average number
 of shares                 9,418,787  9,533,333        9,475,622   9,526,356



See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   NINE MONTHS ENDED JUNE, 1996 AND 1995
                              (In thousands)
                                (Unaudited)

                                                    1996             1995
Cash flows from operating activities:
  Net income                                      $17,330        $16,483
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization       21,181         19,439
    Net changes in operating assets and
     liabilities:
     (Increase)Decrease in accounts receivable     (4,328)         1,430
     Increase in inventories                         (451)        (1,357)
     Increase in prepaid expenses and other          (274)          (637)
     Increase in accounts payable and
      accrued liabilities                           3,108          5,207
    Decrease in deferred income taxes                (829)        (1,058)
    Gain on disposition of property, plant and
     equipment                                     (1,519)          (659)
    Other, net                                      1,297           (282)

Net cash provided by operating activities          35,515         38,566

Cash flows from investing activities:
  Purchase of property, plant and equipment       (40,014)       (32,440)
  Proceeds from the sale of property, plant and
   equipment                                        1,653            952
  Additions to other assets                        (1,343)        (1,283)
  Proceeds from the disposition of other assets       148              68
  Collections of notes receivable                     126             206

Net cash used in investing activities             (39,430)       (32,497)

Cash flows from financing activities:
  Proceeds from long-term debt                      6,000              -
  Net increase in short-term debt                   5,000          8,800
  Repayment of long-term debt                        (996)       (11,983)
  Repurchase of Company stock                      (3,027)            (2)
  Payment of dividends                             (2,372)        (2,372)

Net cash provided by (used in)financing activities  4,605         (5,557)

Net increase in cash and cash
  equivalents                                         690            512
Cash and cash equivalents at beginning of year        925            804

Cash and cash equivalents at end of period        $ 1,615        $ 1,316


See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               June 30, 1996
                                (Unaudited)

(1)  Basis of Presentation

     The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the nine months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 1995.

(2)  Inventories

     Inventories consisted of the following (in thousands):

                                               June 30,      September 30,
                                                 1996            1995

     Finished products                        $ 19,813        $ 19,658
     Raw materials                               3,891           3,580
     Parts and supplies                          1,071           1,086
                                              $ 24,775        $ 24,324

(3)  Earnings Per Share

     Earnings per share are based on the weighted average number of common shares outstanding and common stock equivalents, where applicable, during the periods. Fully diluted earnings per share are not reported because their effect would have been less than 3% dilutive.

(4)  Supplemental Disclosures of Cash Flow Information

     Cash paid during the nine months ended June 30, 1996 and 1995 for certain expense items are (in thousands):

                                              1996          1995
      Interest expense, net of
       amount capitalized                   $1,581         $1,722
      Income taxes                          $9,654         $8,977



     The following schedule summarizes noncash investing and financing activities for the nine months ended June 30, 1996 and 1995
     (in thousands):
                                              1996          1995

       Additions to property, plant
        and equipment from:
          Exchanges                         $  347         $  48
          Issuing debt                      $  260           107
       Additions to other assets
         from issuing debt                  $  300             -
       Additions to notes receivable
         from sale of property, plant
         and equipment                      $    6             -

(5) The Company and its subsidiaries are subject to legal proceedings and claims arising out of their businesses that cover a wide range of matters. Additional information concerning these matters is presented in Note 12 to the consolidated financial statements included in the Company's 1995 Annual Report to stockholders, Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1995, and in Part II, Item 1 "Legal Proceedings" of the Company's Form 10-Q for the quarters ended December 31, 1995, March 31, 1996 and June 30, 1996. Such information is incorporated herein by reference.

               MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

For the third quarter and first nine months of fiscal 1996, ended June 30, 1996, consolidated net sales increased 12% and 6%, respectively, from the same periods last year. The increases were primarily attributed to price and volume improvements in most markets.

Gross profit for the third quarter and the first nine months increased approximately 28% and 8%, respectively, from the same periods last year. Gross profit margin for the third quarter increased from 20.3% to 23.2% and for the first nine months increased from 19.0% to 19.4% from last
year.   The increases in gross profit and gross profit margins in both current periods were due to the improved sales, a favorable change in the mix of business and improved capacity utilization in certain markets.

Selling, general and administrative expense increased 15% in the quarter and 6% in the nine months over the same periods last year. The increases were due primarily to the increase in sales and in profit sharing and
incentive compensation that are linked to profitability.   Selling,
general and administrative expense in the current quarter amounted to 9.1% of sales, up slightly from 8.9% for the third quarter of last year and amounted to 9.5% of sales, in the current nine months which was level with last year.

Interest expense for the third quarter and first nine months remained about level with the same periods last year.

Other income, net, for the third quarter of fiscal 1996 includes a $1,000,000 loss from the write down in the carrying value of certain land.

The Company expects construction activity to remain around current levels
for the balances of this year.   Based on the current outlook, fiscal
1996 should be a year of improved sales and profitability.

Financial Condition

The Company continues to maintain its sound financial condition with sufficient resources to meet anticipated capital expenditures and other operating requirements.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Note 12 to the consolidated financial statements included in the Company's 1995 Annual Report to stockholders, in Part I, Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1995 and in Part II, Item 1 "Legal Proceedings" of the Company's Form 10-Q for the quarter ended December 31, 1995 and such information is incorporated herein by reference.

                    PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Since May of 1993, a subsidiary of the Company ("Subsidiary") has contested a Complaint of the National Labor Relations Board ("NLRB")filed against the Subsidiary based on unfair labor practice charges previously filed by Teamsters Local 639. However, the Subsidiary has now exhausted unsuccessfully its administrative and legal remedies with the last action being an order of the United States Fourth Circuit Court of Appeals dated
May 16, 1996, denying rehearings.   The Subsidiary is presently
negotiating with the Teamsters to resolve outstanding issues. It is the opinion of the Company's management that the ultimate disposition of this matter will not have a material adverse effect on the Company's consolidated financial statements. This matter has been previously reported in the Company's Form 10-K for the fiscal years ended September 30, 1994 and 1995 and Form 10-Q for the quarters ended June 30, 1994, March 31, 1995 and March 31, 1996 and such information is incorporated herein by reference.

By letter dated December 12, 1994, the United States Environmental Protection Agency (EPA) requested information from the Company in connection with a new Superfund Site in Jacksonville, Florida, which is the former location of Rouse Steel Drum Company ("Rouse"). Rouse operated a drum reclamation business at that site between 1965 and 1989.
 The Company response to the EPA information request was submitted on
February 3, 1995.   The Company believes that empty new oil product drums
may have been delivered to Rouse for a limited period of time at the request of the vendor, but the residues in such drums were not CERCLA
hazardous substances.   By letter dated June 17, 1996, the EPA identified
the potentially responsible parties (PRPs) at the Rouse Steel Drum
Superfund Site  ("Site").   The Company is not one of the PRPs identified
by the EPA at this Site.   This matter has been previously reported in
the Form 10-Q for the quarter ending December 31, 1994.

Note 12 to the consolidated financial statements included in the Company's 1995 Annual Report to stockholders, Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1995 and Part II, Item 1 "Legal Proceedings" of the Company's Form 10-Q for the quarters ended December 31, 1995 and March 31, 1996 are incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page 9 of this Form 10-Q.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 1996.



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 1996                        FLORIDA ROCK INDUSTRIES, INC.


                                    RUGGLES B. CARLSON
                                    Ruggles B. Carlson
                                    Vice President-Finance
                                      and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)
              FLORIDA ROCK INDUSTRIES, INC.
          FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

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

(10)(q)        Florida Rock Industries, Inc. 1996 Stock Option
               Plan. Previously filed as appendix to the Company's Proxy Statement dated December 18, 1995.
               File No. 1-7159.

(11)           Computation of Earnings Per Common Share.           13

(27)           Financial Data Schedule