Form 10-K
period 1996-09-30
FLORIDA ROCK INDUSTRIES INC
filed 1996-12-20
CIK 37651

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-K

(Mark one)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended September 30, 1996
                                    OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

At December 1, 1996 the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $197,155,206. At such date there were 9,163,876 shares of the registrant's Common Stock outstanding.

                    Documents Incorporated by Reference

Portions of the Florida Rock Industries, Inc. 1996 Annual Report to stockholders are incorporated by reference in Parts I, II, III and IV.

Portions of the Florida Rock Industries, Inc. Proxy Statement dated December 16, 1996 are incorporated by reference into Parts I and III.



Item 1.  BUSINESS.

Florida Rock Industries, Inc., which was incorporated in Florida in 1945, and its subsidiaries (the "Company"), are principally engaged in the production and sale of ready mixed concrete and the mining, processing and sale of sand, gravel and crushed stone ("construction aggregates"). The Company also produces and sells concrete block and prestressed concrete and sells other building materials. The Company is also in the process of obtaining permits to build a Portland Cement plant. Substantially all of the Company's operations are conducted within the Southeastern United States, primarily in Florida, Georgia, Virginia, Maryland, Washington, D.C. and North Carolina.

Information as to the Company's business and new developments is presented under the caption "Operating Review" on pages 4 and 5 of the accompanying 1996 Annual Report to stockholders and such information is incorporated herein by reference. Information concerning the Company's proposed new cement plant is present on page 2 under the caption "Planned New Cement Plant" and on page 5 under the caption "Cement Plant Project" in the accompanying 1996 Annual Report to stockholders and such information is incorporated herein by reference.

Information as to principal classes of products and services and major markets is presented on page 8 of the accompanying 1996 Annual Report to stockholders, under the caption "Management Analysis," and such information is incorporated herein by reference.

Sales are subject to factors affecting the level of general construction activity including the level of interest rates, availability of funds for construction, appropriations by federal and state governments for construction, past overbuilding, labor relations in the construction industry, energy shortages, material shortages, weather, climate, and other factors affecting the construction industry in general. A decrease in the level of general construction activity in any of the Company's market areas caused by any of the above factors may have a material adverse effect on sales and income derived therefrom. Labor disputes in the construction industry may result in work stoppages which may interrupt sales in the affected area. Precipitation or freezing temperatures may cause a reduction in construction activity and related demand for the Company's products. Freezing temperatures generally do not affect the Company's Florida operations. However, during the winter months, sales and income of the Company's Maryland, Virginia, North Carolina, Washington, D.C., and Georgia operations are adversely affected by the impact of inclement weather on the construction industry.

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

The Company's annual single-shift capacity at its 10 operating block plants is approximately 23 million 8x8x16 equivalent units of block.

At most of the Company's Florida and Georgia concrete facilities, it purchases and resells building material items related to the use of ready mixed concrete and concrete block.

Prestressed concrete products for commercial developments and bridge and highway construction are produced in Wilmington, North Carolina.

During fiscal 1996 the Company purchased cement from 11 suppliers, the largest of which supplied approximately 25% of the cement used by the Company in its ready mixed concrete, concrete block, and prestressed concrete operations. At the present time there is an adequate supply of cement in the areas in which the Company operates.

In the fiscal year ended September 30, 1996 approximately 48% of the coarse aggregates and 60% of the sand used in the Company's concrete operations were produced by the Company. The remaining aggregates were purchased from other suppliers whose geographic locations coupled with transportation costs make it more economical to serve several of the Company's plants.

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

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Item 3 "Legal Proceedings" of this Form 10-K and such information is incorporated herein by reference.

The Company employed approximately 2,310 persons at September 30, 1996.

Item 2.  PROPERTIES.

The Company's principal properties are located in Florida, Georgia, North Carolina, Virginia, Washington, D.C. and Maryland. The following table summarizes the Company's principal construction aggregates production facilities and estimated reserves at September 30, 1996.

                          Tons        Tons of
                       Delivered in  Estimated  Approximate
                        Year Ended    Reserves     Acres
                         9/30/96      9/30/96   (L-Leased)(a)     Lease
                        (000's)       (000's)    (O-Owned)     Description
The Company has five
 limestone quarries in
 Florida located at Gulf
 Hammock (which also
 produces agricultural
 limestone), Brooksville,
 Ft. Myers (which also
 produces baserock),                                            12 leases
 Naples, and Miami (which                       L-19,801    expiring from
 also produces baserock) 8,730       167,000    O- 3,026     1998 to 2046

The Company has four
 granite and one lime-
 stone quarries in
 Georgia located at
 Griffin, Forest Park,                                        10 leases
 Macon, Tyrone and Rome                         L-1,452     expiring from
  (limestone)            6,259       147,000    O-  121      2000 to 2046

The Company has three
 crushed stone plants
 located at Havre de
 Grace, Frederick, and
 Greenspring, Maryland
 and two located near                           L-   41     1 lease
 Richmond, Virginia      7,232       164,000    O-1,063     expiring 2018


                          Tons        Tons of
                       Delivered in  Estimated  Approximate
                        Year Ended    Reserves     Acres
                         9/30/96      9/30/96   (L-Leased)(a)     Lease
                        (000's)       (000's)    (O-Owned)     Description
The Company has two
 baserock plants
 located at Ft. Pierce                                      4 leases
 and Sunniland,                                             expiring in
  Florida                  804        21,000    L-13,831    1997 and 2016

 The Company has eight
  sand plants located
  at Keystone Heights,
  Astatula, Lake County,
  Marion County, Keuka,
  Caloosa, Grandin and
  Lake Wales, Florida
  and two sand and gravel
  plants located at
  Leonardtown, Maryland                                     19 leases
  and Turkey, Island                            L-11,912    expiring from
  Virginia.              6,870       150,000    O-   836    1996 to 2046

Future reserves:
 Sand-three sites
  located in Glades
  County, Lake County                                       1 lease
  and Marion County                             L-   390    expiring in
  Florida (c)                         52,000    O-   894    2024

 Limerock:                                                  1 lease
  Brooksville, Florida               100,000(b) L- 1,227    expiring in
  Newberry, Florida                   86,000    O-   258    2046

 Granite-two sites located                                  5 leases
  in Muscogee and Paulding                       L-   384   expiring from
  Counties, Georgia                  147,000     O-   537   2019 to 2049

 Marble-Carroll County,
  Maryland                            80,000    O-   413

 Limestone-Lee County,
  Florida (c)                         87,000    O- 2,859

(a)   Leased acreage includes all properties not owned by the Company as to which the Company has at least the right to mine construction aggregates for the terms specified.

(b)   Acres are included in the first line of the above table.

(c) All of the required zoning or permits for these locations have not yet been obtained.


The Company operates seven construction aggregates distribution terminals located in Florida (two), Maryland (three) and Virginia (two) comprising approximately 123 acres, of which the Company owns 99 and leases 24.

The Company has 88 sites for its ready mixed concrete, concrete block and prestressed concrete plants in Florida, Georgia, North Carolina, Virginia and Maryland aggregating approximately 653 acres. Of these acres, the Company owns approximately 505 and leases approximately 148. The lease terms vary from month-to-month to expiring in 2019.

The Company leases, from FRP Properties, Inc., approximately six acres with two office buildings in Jacksonville, Florida which are used for its executive offices. Certain of the Company's subsidiaries lease administrative office space in Springfield, Virginia and Baltimore, Maryland. Other subsidiaries own administrative offices in Richmond, Virginia; and Salisbury, Maryland. In addition, the Company owns approximately 155 acres, some of which are used for shop facilities and some are held for future plant sites.

The Company owns certain other properties which are summarized as follows:

                                                            Approximate
          Type Property (1)               State                Acres

       Residential Land                 Maryland                432
       Residential Land                 New Jersey               33
       Industrial/Commercial            Virginia                281
       Industrial/Commercial            Florida                  49
       Industrial/Commercial            Maryland              1,238
       Industrial/Commercial            North Carolina           27
       Agricultural                     North Carolina           85

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

At September 30, 1996 certain property, plant and equipment with a carrying value of $8,539,000 was pledged on industrial development revenue bonds and certain other notes and contracts with an outstanding principal balance totaling $11,698,000 on such date.

Reference is made to certain leases with management-related persons disclosed in the Company's Proxy Statement, to be filed within 120 days of the close of the fiscal year on September 30, 1996, and in Note 2 to the Company's Consolidated Financial Statements included in its Annual Report to stockholders for the year ended September 30, 1996. Such information is incorporated herein by reference.




Item 3.  LEGAL PROCEEDINGS.

The Company has been advised of soil and groundwater contamination on or near a site used by the Company as a concrete block manufacturing facility in Kissimmee, Florida. The contamination by petroleum products apparently resulted from a leaking underground storage tank on the site. The contaminated soil and groundwater will have to be remediated in accordance with state and federal laws. An environmental consulting firm is investigating the site and has submitted a Contamination Assessment Report ("CAR") to the Florida Department of Environmental Protection ("DEP") for their review and approval. By letter dated July 12, 1995, the DEP requested additional site information. Pursuant to amended petroleum contaminated site cleanup funding procedures, the DEP notified the Company that it was eligible for state funded remediation assistance under the Florida Petroleum Liability and Restoration Insurance Program (FPLRIP) and assigned a site priority ranking score of 56. Future state assisted rehabilitation will be dictated by the site priority ranking score and shall be conducted on a pre-approval basis. The Company will seek reimbursement of past site cleanup costs from the FPLRIP and/or the Florida Abandoned Tank Restoration Program. This matter has been previously reported on the Form 10-K for the years ending September 30, 1993, 1994 and 1995 and on the Form 10-Q for the quarter ending June 30, 1995.

On May 8, 1992, oral arguments were held in the Government's appeal of the U.S. Claims Court judgment entered in favor of the Company in its inverse condemnation claim against the U.S. Army Corps of Engineers. The case involves a 98 acre parcel of a 1560 acre tract with limestone reserves in Dade County, Florida. On March 10, 1994, the Court of Appeals vacated the U.S. Claims Court judgment and remanded the case for further proceedings. The Company's petition for rehearing was denied on June 21, 1994. On September 20, 1994, the Company filed a petition for writ of certiorari in the U.S. Supreme Court. On January 3, 1995, the U.S. Supreme Court denied the petition for writ of certiorari. On June 28, 1995, a hearing was held concerning issues to be decided on remand of the case to the U.S. Court of Federal Claims. A new trial was held on April 15, 1996. This case has been previously reported in the Form 10-K for the years 1981 through 1991 and the years 1994 and 1995 and in the Form 10-Q for the quarters ending June 1986, December 1986, March 1987, June 1988, June 1989, June 1990, June 1992 and December 30, 1994. (U.S. Claims Court, Case No. 266-82L and U.S. Court of Appeals, Case No. 91-5156.)

Part II, Item 1 of the Company's Form 10-Q for the quarters ended December 31, 1995, March 31, 1996 and June 30, 1996 and Note 12 to the Consolidated Financial Statements included in the accompanying 1996 Annual Report to stockholders are incorporated herein by reference.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.

EXECUTIVE OFFICERS OF THE COMPANY

Name                   Age        Office                    Position Since

Edward L. Baker        61   Chairman of the Board           May 1989
John D. Baker II       48   President and Chief             February 1996
                                Chief Executive Officer
H. B. Horner           61   Executive Vice President        May 1989
C. J. Shepherdson      80   Vice President                  September 1972
Donald L. Bloebaum     65   Vice President                  December 1987
S. Robert Hays         59   Vice President                  May 1984
Thompson S. Baker II   38   Vice President                  August 1991
Clarron E. Render, Jr. 54   Vice President                  August 1991
Fred W. Cohrs          63   Vice President                  February 1995
Robert C. Peace        64   Vice President                  February 1973
Ruggles B. Carlson     62   Vice President, Treasurer       November 1970
                             and Assistant Secretary
Dennis D. Frick        54   Secretary                       October 1992
Wallace A. Patzke, Jr. 49   Vice President, Controller      October 1996
John W. Green          44   Assistant Secretary             October 1988

In February 1996 John D. Baker II was elected to the additional position of Chief Executive Officer of the Company. He has served as President of the Company since May 1989.

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

Dennis D. Frick has been with the Company since March 1980 as Associate Corporate Counsel.

In October 1996 Wallace A. Patzke, Jr. was elected to the additional position of Vice President of the Company. He has served as Controller of the Company since December 1991.

All other officers have been employed by the Company in their respective positions for the past five years.

Edward L. Baker and John D. Baker II are brothers and the sons of Thompson S. Baker who is a member of the Company's Board of Directors. Thompson S. Baker II is the son of Edward L. Baker.

All executive officers of the Company are elected annually by the Board of Directors.



                                PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

There were approximately 1,166 holders of record of Florida Rock Industries, Inc. common stock, $.10 par value, as of December 1, 1996. The Company's common stock is traded on the American Stock Exchange (Symbol: FRK). Information concerning stock prices and dividends paid during the past two years is included under the caption "Quarterly Results" on page 7 of the Company's 1996 Annual Report to stockholders and such information is incorporated herein by reference. Information concerning restrictions on the payment of cash dividends is included in Note 5 captioned "Lines of credit and debt" on pages 15 and 16 of the Company's 1996 Annual Report to stockholders and such information is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 6 of the Company's 1996 Annual Report to stockholders, and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 is included under the captions "Management Analysis" on pages 8 and 9; "Capital Expenditures" on page 2; in the second paragraph under the caption "Summary and Outlook" on page 3; and in Notes 1 through 13 to the Consolidated Financial Statements included in the accompanying 1996 Annual Report to stockholders and in Item 3 "Legal Proceedings" of this Form 10-K. Such information is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 7 and on pages 10 through 20 of the Company's 1996 Annual Report to stockholders. Such information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No reportable events.

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information concerning directors required in response to this Item 10 is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement dated December 16, 1996, and such information is incorporated herein by reference.

Information concerning executive officers required in response to this Item 10 is included following Item 4 of this Form 10-K.


Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Executive Compensation," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," and "Shareholder Return Performance" in the Company's Proxy Statement dated December 16, 1996, and such information is incorporated herein by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Officers" in the Company's Proxy Statement dated December 16, 1996, and such information is incorporated herein by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement dated December 16, 1996 and in Note 2 to the Consolidated Financial Statements included in the accompanying 1996 Annual Report to stockholders, and such information is incorporated herein by reference.


                                  PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2)Financial Statements and Financial Statement Schedules.

    The response to this item is submitted as a separate section. See Index to Financial Statements and Financial Statement Schedules on page 14 of this Form 10-K.

   (3)Exhibits

    The response to this item is submitted as a separate section.  See
    Exhibit Index on pages 11 through 13 of this Form 10-K.

(b) Reports on Form 8-K.

    There were no reports on Form 8-K filed during the three months ended
        September 30, 1996.



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FLORIDA ROCK INDUSTRIES, INC.


Date:  December 4, 1996                          By RUGGLES B. CARLSON
                                                    Ruggles B. Carlson
                                                    Vice President & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 4, 1996.


JOHN D. BAKER II                                    CHARLES H. DENNY III
John D. Baker II                                    Charles H. Denny III
Director, President and Chief                       Director
Executive Officer
(Principal Executive Officer)
                                                    ALBERT D. ERNEST, JR.
                                                    Albert D. Ernest, Jr.
RUGGLES B. CARLSON                                  Director
Ruggles B. Carlson
Vice President & Treasurer
(Principal Financial and                            LUKE E. FICHTHORN III
 Accounting Officer)                                Luke E. Fichthorn III
                                                    Director

THOMPSON S. BAKER
Thompson S. Baker                                   FRANK M. HUBBARD
Director                                            Frank M. Hubbard
                                                    Director

EDWARD L. BAKER
Edward L. Baker                                     FRANCIS X. KNOTT
Director                                            Francis X. Knott
                                                    Director

T. S. BAKER II
Thompson S. Baker II                                RADFORD D. LOVETT
Director                                            Radford D. Lovett
                                                    Director

Alvin R. Carpenter                                  W. THOMAS RICE
Director                                            W. Thomas Rice
                                                    Director

ROBERT D. DAVIS
Robert D. Davis                                     C. J. SHEPHERDSON
Director                                            C. J. Shepherdson
                                                    Director

                        FLORIDA ROCK INDUSTRIES, INC.
          FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

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

(11)           Computation of Earnings Per Common Share.

(13) The Company's 1996 Annual Report to stockholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 1996 Annual Report to stockholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.

(22) Subsidiaries of the Company. Previously filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 1-7159.

(23) Consent of Deloitte & Touche LLP, Independent Certified Public Accountants, appears on page 17 of this Form 10-K.

(27)           Financial Data Schedule



                         FLORIDA ROCK INDUSTRIES, INC.
      INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          (Item 14(a)(1)and (2))

                                                                       Page
Consolidated Financial Statements:
  Consolidated balance sheet at September 30, 1996 and 1995           11(a)

  For the years ended September 30, 1996, 1995 and 1994:
     Consolidated statement of income                                 10(a)
     Consolidated statement of stockholders' equity                   13(a)
     Consolidated statement of cash flows                             12(a)

  Notes to consolidated financial statements                       14-19(a)

  Selected quarterly financial data (unaudited)                        7(a)

  Independent Auditors' Report                                         20(a)

Consent of Independent Certified Public Accountants                    15(b)

Consolidated Financial Statement Schedules:

   Independent Auditors' Report                                        16(b)

   II - Valuation and qualifying accounts                              17(b)

(a) Refers to the page number in the Company's 1996 Annual Report to stockholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b)  Refers to the page number in this Form 10-K.

All other schedules have been omitted as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.



INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Post Effective Amendments No. 1 to the Registration Statements (Form S-8 Numbers 2-68961 and 2-76407) pertaining to the Florida Rock Industries, Inc. ("FRI") 1980 Employee Stock Purchase Plan and 1981 Stock Option Plan and the Registration Statements (Forms S-8 Numbers 33-56322, 33-56428, and 33-56430) pertaining to the Florida Rock Industries, Inc. 1991 Stock Option Plan, Amended and Restated Profit Sharing Plan and Trust including the Deferred Earnings Plan and Tax Reduction Act Employee Stock Ownership Plan and in the related Prospectuses of our reports dated December 3, 1996, appearing in and incorporated by reference in this Annual Report on Form 10-K of FRI for the year ended September 30, 1996.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 18, 1996

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Florida Rock Industries, Inc.
Jacksonville, Florida

We have audited the consolidated financial statements of Florida Rock Industries, Inc. and its subsidiary companies ("FRI") as of September 30, 1996 and 1995, and for each of the three years in the period ended September 30, 1996, and have issued our report thereon dated December 3, 1996; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of FRI, listed in Item 14. These financial statement schedules are the responsibility of FRI's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 3, 1996



                    FLORIDA ROCK INDUSTRIES, INC.
  SCHEDULE II (CONSOLIDATED) - VALUATION AND QUALIFYING ACCOUNTS
          YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994

                                    Additions
                Balance at    Charged to   Charged                   Balance
                Beginning     Costs and   to Other                   at end
Description      of Year      Expenses    Accounts   Deductions      of Year

Year ended
September 30,
 1996:

Allowance for
 doubtful
 accounts       $1,725,828   $   34,635             $  367,260a     $1,393,203

Accrued risk
 insurance
 reserves       $5,377,141   $4,831,427             $3,124,374b     $7,084,194

Accrued
 reclamation
 costs          $3,982,624   $1,507,923             $  232,734b     $5,257,813

Year ended
September 30,
 1995:

Allowance for
 doubtful
 accounts       $1,627,273   $  222,737             $  124,182a     $1,725,828

Accrued risk
 insurance
 reserves       $5,514,485   $3,168,566             $3,305,910b     $5,377.141

Accrued
 reclamation
 costs          $3,151,611   $  939,680             $  108,667b     $3,982,624

Year ended
September 30,
 1994:

Allowance for
 doubtful
 accounts       $1,427,909   $  464,917             $  265,553a     $1,627,273

Accrued risk
 insurance
 reserves       $6,191,529   $2,584,671             $3,261,715b     $5,514.485

Accrued
 reclamation
 costs          $2,730,962   $  613,238             $  192,589b     $3,151,611


  a  Accounts written off less recoveries
  b  Payments








Annual Report 1996

CONSOLIDATED FINANCIAL HIGHLIGHTS
Years ended September 30
(Dollars in thousands except per share amounts)

                                                                %
                                           1996       1995    Change

Net sales                               $398,673   $368,959   +  8.1
Gross profit                            $ 79,103   $ 73,752   +  7.3
Operating profit                        $ 42,335   $ 39,231   +  7.9
Income before income taxes              $ 41,110   $ 36,372   + 13.0
Net income                              $ 27,000   $ 23,912   + 12.9

Per common share:
  Net income                            $   2.86   $   2.51 + 13.9
  Stockholders' equity                  $  24.60   $  22.27 + 10.5
  Cash dividend                         $    .50   $    .50
Return on ending stockholders' equity       11.8%     11.3%


1996 CORPORATE HIGHLIGHTS

Sales increased - 8%

Net income increased - 13%

Volumes increased

Continuing expense control

$45,544,000 invested in additional property, plant and equipment

$75,000,000 revolving credit agreement of which $69,000,000 was unused at year end

Short-term lines of credit aggregating $30,000,000 of which $28,600,000 was unused at year end

BUSINESS. The Company is a major basic construction materials company concentrating in the Southeastern and Mid-Atlantic states.

OBJECTIVE. The Company's objective is to become a quality-oriented basic construction materials company that focuses on:

     Long-term growth and return on shareholders' equity in excess of 15%

     Customer satisfaction through superior products and service

     An empowered work force that utilizes teamwork to enhance productivity and reduce costs


     To Our Stockholders

     Fiscal 1996 was a good year and a period of continuing growth and improvement for Florida Rock Industries, Inc. Net income increased 13% on only an 8% increase in sales. The improved results were due to a combination of increased demand, higher prices and our management team's excellent control of expenses. These excellent results were despite a very severe winter which negatively impacted the first two quarters.

     Results. Sales for fiscal 1996 were $398,673,000 up 8.1% from $368,959,000 in fiscal 1995. The increase in sales was due to increased volume and increased prices. The increased demand was attributable to growth in non-residential construction, with infrastructure programs and residential construction remaining about level. The activity varied widely by markets, though the Atlanta market was unusually strong because of the activity associated with the preparation for the Olympics.

     Selling, general and administrative expense increased 6.5% primarily as the result of both higher sales and increased profit sharing and incentive compensation due to improved profits. Underlying expense levels increased, but declined slightly as a percent of sales.

     In fiscal 1996 operating profit increased 7.9% to $42,335,000 from $39,231,000.

     The small decline in interest expense was principally due to the modest reduction in average debt outstanding which was substantially offset by a slight increase in the average interest rate.

     Income before income taxes increased 13.0% to $41,110,000 from $36,372,000 in 1995. Net income was $27,000,000, a 12.9% increase from fiscal 1995's net income of $23,912,000. Earnings per share for 1996 were $2.86 a 13.9% increase over $2.51 last year.

     The weighted average number of shares decreased to 9,438,345 in 1996 from 9,525,362 in 1995 as the result of the repurchase of 212,747 shares of common stock for $5,389,000 during 1996.

     Planned New Cement Plant. Although delayed by local litigation, Florida Rock Industries continued plans to construct a 750,000 ton per year capacity Portland Cement production facility. It will be located on 1,500 acres owned and leased near the town of Newberry in Alachua County, Florida. Once final zoning and permitting has been completed, it is estimated that construction will take approximately two years. The project is further discussed under the Operating Review section of this Annual Report.

     Capital Expenditures. Fiscal 1996 capital expenditures totaled $45,544,000. The capital expenditures were divided approximately 66% for replacements, including modernizing, safety and environmental, and 34% for expansion, land and aggregates deposits to be used in current and future operations. Depreciation, depletion and amortization was $28,766,000.

     The fiscal 1997 capital expenditure plan totals approximately $70,000,000 versus estimated depreciation and depletion of $32,000,000. Approximately 40% of the planned expenditures is for plant and equipment replacements and modernization, 54% is for expansion and new projects, and 6% is for new plant sites and deposits. The expansion and new project portion of the capital expenditure plan includes $13,000,000 for the first phase of the new cement plant. The expenditures for the new cement plant are contingent upon receiving final zoning and permitting approvals. The 1997 capital expenditure plan is subject to review as market conditions and the economic picture evolve.

     Financial Management. Cash flow from operations of $55,716,000 enabled the Company to fund its major capital expenditure program for fiscal 1996, reduce debt and repurchase common stock.

     During 1996 total debt was reduced from $23,224,000 to $20,776,000 at September 30, 1996.

     At September 30, 1996, $6,000,000 was borrowed under the $75,000,000 revolving credit agreement. The Company has $30,000,000 in short-term bank lines of which $1,400,000 was utilized at year end.

     The Company anticipates that after all required permits have been received for the construction of the new cement plant it will enter into a new revolving credit agreement which will expand the availability to $175,000,000 and extend the final maturity to 2002.

     Dividends. The Board of Directors maintained the semiannual dividend of $.25 per share. Consequently, cash dividends of $.50 per share were paid during the year to stockholders.

     Subsequent to fiscal year end, in December 1996, the Board declared the semiannual cash dividend of $.25 per share payable on January 2, 1997 to stockholders of record on December 17, 1996.

     Stock Repurchase. The Board of Directors has authorized management to repurchase shares of the Company's common stock from time to time as opportunities may arise.

     Stockholders Meeting. On February 7, 1996, the Annual Stockholders Meeting was held in Jacksonville, Florida. The stockholders elected Robert
D. Davis as a director to a term expiring in 1997, and Edward L. Baker, Francis X. Knott, Radford D. Lovett and W. Thomas Rice to terms expiring in 2000.

     Safety and Environment. Management continued its emphasis on a safe, drug-free work place.

     During 1996 the Company continued to make both capital and operating expenditures in accordance with its goal to be not only in compliance with environmental regulations but also to be a model member of each community in which it has a presence.

     The National Safety Council announced that the Company's Macon Quarry had achieved a new "Best Ever" record for work hours without a lost time accident at a granite quarry. The Aggregates Group set a new "Best Ever" record for work hours without a lost-time injury in its industry.
Tidewater Quarries received the National Stone Association's (NSA's) "Sterling Award" for medium sized operations while the Astatula sand plant received NSA's "Environmental Eagle" award for their environmental accomplishments. The Company's Florida stone and sand operations received more safety awards from the State of Florida than any other company in the state. In short, we received more safety awards this year than ever before. Three of the Company's stone quarries, Gulf Hammock, Ft. Myers and Miami, received awards for meeting or exceeding 1,000,000 man-hours worked without experiencing a lost-time accident. The Astatula sand plant and Brooksville quarry both received NSA's "Good Neighbor" awards for excellence in community relations. Our Keuka sand plant won NSA's "Plant of the Year" award in the small plant category.

     Business Process Improvement. The Company is continuing and expanding its initiative in total quality management. It's called "Business Process Improvement". Features of the program remain:
      Customer Satisfaction
      Employee Involvement and Teamwork
      Process Improvement

     Since starting the initiative in 1994, approximately 1,400 employees have been trained in the principles of quality, and 40 process improvement teams have been formed to address specific issues in customer service and cost reduction. "Natural Teams" continue to make meaningful process improvements in their specific areas of our operations.

     Summary and Outlook. Sales in 1996 were better than expected. Increased volumes and prices, combined with continued cost containment, resulted in improved earnings. The capital expenditure program again focused on higher than normal replacements and additional trucks and equipment to meet increased demand and to improve efficiencies.

     In 1997 management expects continued slow economic growth. The Federal Reserve's continuing dedication to inflation containment is expected to result in fairly constant interest rates. Mortgage interest rates have declined during 1996 with the result that single family home construction remains at good levels. Non-residential construction is moving with local supply and demand. In Georgia, non-residential construction will be down in 1997, primarily due to completion of construction for the 1996 Summer Olympic Games. Commercial industrial construction markets remain driven by capacity utilization. Federal and state infrastructure requirements remain strong but will remain constrained by each respective state's ability to fund its programs. Fiscal 1997 sales should grow in step with the Southeastern economy given continued reasonable long-term mortgage interest rates and the absence of any overbuilt conditions.

     Fiscal 1997 is expected to be a year of modestly improved sales and earnings.
     Management continues to explore new opportunities to further expand and develop the Company in its existing and contiguous geographical markets. The Southeastern and Mid-Atlantic markets served by Florida Rock are among the prime long-term growth markets in the United States. Management's long-term operating plans remain based on the forecasted secular growth in the Company's markets and a belief in the fundamental strength of the U.S. economy.

     The continuing dedication and excellent performance of our managers and employees have been critical in improving profitability and will be the key to Florida Rock's growth and success in the future.

Respectfully yours,


Edward L. Baker
Chairman of the Board


John D. Baker II
President and Chief Executive Officer

Operating Review

Operations. Sales increased in fiscal 1996 with growth in Florida, Georgia and Virginia. Increased sales combined with ongoing cost containment programs resulted in improved operating profit.

   The Company produces and sells construction aggregates, ready mixed concrete, concrete block and prestressed concrete. It also markets other building materials.

   The Company operates seven crushed stone plants, eight sand plants and one industrial sand plant in Florida. It operates five crushed stone plants in Georgia; one sand and gravel plant and three crushed stone plants in Maryland; and two crushed stone plants and one sand and gravel plant in Virginia. The Company also operates aggregates distribution terminals in Northern Virginia; Norfolk/Virginia Beach, Virginia; Baltimore, Maryland and the Eastern Shore of Maryland. In Florida the Company has two aggregates distribution terminals which are served by unit trains. The terminals serve central Florida, including the Orlando and Polk County markets.

   The Company's construction aggregates operations are spread throughout the Southeast. The Company sells construction aggregates throughout most of Florida with the principal exception of the panhandle. In Georgia the Company primarily serves the regional construction markets around Griffin, Macon, Rome and the southern portion of the Atlanta market. The Rome quarry also sells crushed limestone to a cement plant. In Virginia the Company primarily serves the Richmond, Norfolk/Virginia Beach and Northern Virginia markets. In Maryland the principal markets served are the greater Baltimore area, Frederick and Montgomery Counties and the Eastern Shore of Maryland from waterfront distribution yards.

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

   At the end of fiscal 1996 the Company had 85 ready mixed concrete plants and 10 concrete block plants, and a delivery fleet of 927 ready mix and block trucks. During 1996 $12,655,000 was invested in 129 new ready mix and block trucks to further modernize and expand the fleet.

   New Developments. Management continued to modernize and expand operations where cost savings and/or long-term growth plans warranted.

   The vast majority of capital expenditures during 1996 were for equipment replacements and expansions. The Company purchased three ready mixed concrete plants in North Florida. Two new ready mixed concrete plants were put into operation to serve Central Florida. A second aggregates distribution yard in Central Florida was completed and put into operation during the year. A new sand plant to better serve segments of the Central Florida market is under construction and is expected to become operational in the first quarter of fiscal 1997. Also, under construction is a new ready mixed concrete plant along the Dade-Broward County lines in South Florida.

   Fiscal 1997 should continue to reflect the benefits of the operating efficiencies from our quality management initiative and further capital improvements which, when combined with increased sales, should again result in increased earnings and improved returns on capital employed.

     Cement Plant Project. The Company plans to construct a 750,000 tons per year capacity Portland Cement production facility. The Company remains engaged in the arduous process of obtaining all the necessary building, operating and zoning permits. It is now expected that all necessary permits will be received in 1997. Construction and equipment contracts are in place, subject to the completion of permitting. Once permitting is complete, construction and equipment contracts will be let. Construction time, measured from the date the principal equipment is ordered, is expected to be approximately 24 months.

     The proposed cement plant will employ state-of-the-art technology for optimum energy consumption, man-power requirements and pollution control technology. At capacity it is expected to be the low cost producer in its market area. The raw materials will be supplied from property presently owned and leased and zoned for mining by Florida Rock Industries, and from nearby electric power plants.

     The cement will be shipped in bulk and bags in trucks and rail cars to ready mixed concrete plants, contractors and a variety of customers engaged in construction activities. It will also produce masonry cement which will be shipped in bags to distributors, such as building supply dealers.

     Consistent with the Company's high environmental standard, all materials which enter the process will be converted into a saleable product, avoiding any need to handle solid or liquid waste.


Five Year Summary Years ended September 30
(Dollars and shares in thousands except per share amounts)

                                1996      1995      1994      1993      1992
Summary of Operations
Net sales                    $398,673  $368,959  $336,526  $294,431  $271,821
Gross profit                 $ 79,103  $ 73,752  $ 59,431  $ 41,704  $ 34,956
Operating profit             $ 42,335  $ 39,231  $ 27,461  $ 11,403  $  6,480
Interest expense             $  1,980  $  2,060  $  2,223  $  2,850  $  3,146
Income before income taxes   $ 41,110  $ 36,372  $ 25,533  $ 12,185  $  4,325
Provision for income taxes   $ 14,110  $ 12,460  $  8,317  $  4,408  $    469
Net income                   $ 27,000  $ 23,912  $ 17,216  $  7,777  $  3,856

Per Common Share
Net income                     $ 2.86    $ 2.51     $ 1.82   $  .85    $  .42
Stockholders' equity           $24.60    $22.27    $20.25    $18.66    $18.32
Cash dividend                  $  .50    $  .50    $  .50    $  .50    $  .50

Financial Summary
Current assets               $ 87,082  $ 78,788  $ 75,720  $ 73,017  $ 65,907
Current liabilities          $ 51,857  $ 57,614  $ 49,298  $ 52,033  $ 46,645
Working capital              $ 35,225  $ 21,174  $ 26,422  $ 20,984  $ 19,262
Property, plant and
 equipment, net              $233,858  $220,325  $208,076  $210,110  $204,235
Total assets                 $346,709  $326,029  $310,590  $312,384  $296,784
Long-term debt               $ 16,862  $  9,653  $ 23,116  $ 43,877  $ 39,379
Stockholders' equity         $228,150  $211,255  $192,090  $171,594  $168,480

Other Data
Return on ending
 stockholders' equity            11.8%      11.3%     9.0%      4.5%      2.3%
Return on capital employed       10.3%      9.6%      7.4%      3.7%      2.3%
Additions to property,
 plant and equipment          $ 45,544  $ 40,374  $ 23,121  $ 33,558  $ 26,789
Depreciation, depletion
 and amortization             $ 28,766  $ 26,518  $ 25,419  $ 26,168  $ 26,678
Weighted average number
 of shares                       9,438     9,525     9,485     9,197     9,204
Number of employees at
 end of year                     2,310     2,201     2,203     2,142     2,221
Stockholders of record           1,174     1,228     1,279     1,335     1,302

(a)Effective October 1, 1992, the Company changed its method of accounting for employee postretirement benefits in accordance with SFAS 106. The effect on fiscal 1993 was to reduce net income by $1,252,000 ($.14 per share).

(b)In 1996, 1995, 1994 and 1993 the Company reported a gain(loss) on the sale and/or write down of assets of ($286,000), ($2,018,000), ($313,000) and
$2,766,000, respectively. See Note 10 to the Consolidated Financial Statements.

(c)In 1993 the Company charged its provision for income taxes $748,000 to reflect the impact on the deferred income tax liability of the increase in the top Federal corporate income tax rate.

Quarterly Results (unaudited)

(Dollars in thousands except per share amounts)

             First            Second             Third              Fourth
         1996     1995     1996    1995       1996    1995      1996     1995
Net
sales  $92,265  $89,614  $85,801 $84,684   $110,331 $98,256  $110,276  $96,405

Gross
profit $16,899  $17,769  $13,465 $14,003   $ 25,571 $19,906  $ 23,168  $22,074

Operating
profit $ 8,578  $ 9,586  $ 4,472 $ 5,152   $ 15,473 $11,155  $ 13,812  $13,338

Income
before
income
taxes   $ 8,390  $ 9,370  $ 4,268 $ 4,966  $ 13,800 $10,829  $ 14,652  $11,207

Net
income  $ 5,495  $ 6,137  $ 2,796 $ 3,253  $  9,039 $ 7,093  $  9,670  $ 7,429

Per common share:

Net
income    $ .58    $ .65    $ .29   $ .34     $ .96   $ .74    $ 1.04    $ .78

Cash
dividend  $ .25    $ .25        -       -      $ .25  $ .25         -        -

 Market price:
  High  $ 29.25  $ 27.37  $ 29.50 $ 30.00   $  26.75 $ 29.75  $ 29.37  $ 29.25
  Low   $ 26.25  $ 25.25  $ 25.00 $ 26.62   $  24.37 $ 27.62  $ 23.25  $ 26.37

See Note 14 to the Consolidated Financial Statements.


Management Analysis

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

     Fiscal 1996 and 1995 sales increased 8.1% and 9.6% respectively, due to both volume and price increases.

     The contribution made to net sales from the sale of construction materials by the principal classes of products and services for the five years ended September 30 is as follows:

                      1996   1995   1994   1993   1992
Ready mixed
  concrete             58%    58%    56%    56%    58%
Construction
  aggregates           41%    40%    41%    42%    41%
Other concrete
  products and
  building materials   10%    10%    11%    10%    11%
Less intercompany      (9%)   (8%)   (8%)   (8%)  (10%)
                      100%   100%   100%   100%   100%

     The estimated contribution to revenues from the sale of construction materials by major markets follows:

                      1996   1995   1994   1993   1992
Commercial and
  industrial           45%    37%    36%    45%    48%
Residential            35%    40%    42%    29%    26%
Highway and
  governmental         20%    23%    22%    26%    26%

     In fiscal 1996 gross profit increased 7.3% while the gross profit margin decreased slightly to 19.8% from 20.0%. The increase in gross profit was principally due to the increased sales. In the fourth quarter of fiscal 1996 the Company increased its risk insurance reserves for incurred but unreported claims approximately $1,000,000. Without this adjustment the 1996 gross profit margin would have been approximately level with fiscal 1995.



     In fiscal 1995 gross profit increased 24.1% and gross profit margin increased to 20.0% from 17.7% in 1994. These improvements resulted from the increase in sales, cost containment, continuing efficiency improvements and the fixed cost component of the business.

     The 6.5% and 8.0% increase in selling, general and administrative expense in 1996 and 1995 over the prior year, respectively, was primarily due to an increase in basic expense levels due to increased sales and an increase in profit sharing which is linked to profitability. Also in 1996, incentive compensation was up because profit exceeded budget.

     The decrease in interest expense in both 1996 and 1995 was attributable to a decrease in the average debt outstanding which was partially offset by an increase in the average interest rate.

     The increase in interest income in 1996 and 1995 was due principally to an increase in the average interest rate.

     See Note 10 to the Consolidated Financial Statements for information concerning the gain (loss) on the sale and/or write down of assets.

     The effective tax rate for fiscal 1996 remained level with 1995. The increase to 34.3% in 1995 from 32.6% in 1994 was principally due to the increase in earnings and relatively higher earnings from non-mining activities.

Liquidity and Capital Resources. The following key financial measurements reflect the Company's sound financial position and substantial capital resources at September 30 (dollars in thousands):

                             1996         1995         1994
Cash and cash
  equivalents              $ 4,995      $   925      $   804
Total debt                 $20,776      $23,224      $32,477
Current ratio             1.7 to 1     1.4 to 1     1.5 to 1
Debt as a percent of
  capital employed            7.6%         8.9%        12.9%
Unused revolving credit    $69,000      $75,000      $64,000
Unused short-term lines    $28,600      $20,600      $23,300

     In fiscal 1996 cash flow from operations of $55,716,000 covered the cash required for capital expenditures and other investing activities, the net debt repayment of $3,007,000, the paying of the regular dividend and the repurchase of $5,389,000 of common stock. In fiscal 1995 cash flows from operations of $54,698,000 covered the cash required for capital expenditures and other investing activities, the net debt repayment of $9,360,000 and the payment of the regular dividend.

     The Company expects its 1997 expenditures for property, plant and equipment to be approximately $70,000,000 versus depreciation and depletion of $32,000,000.
Approximately $13,000,000 of the budget is for the first phase of the proposed cement plant. Management believes that the necessary funds will be obtained through internal generation and borrowing under the revolving credit agreement. The Company has available $69,000,000 under the revolving credit agreement which was unused and available at September 30, 1996. The Company plans to enter into a new revolving agreement for $175,000,000 with a final maturity in 2002 after all required permits have been received for construction of the cement plant. The Company's capital expenditures are by and large discretionary and not contractual commitments until the actual orders are placed. However, over time it is desirable and necessary to both replace equipment due to wear and tear and to make capital expenditures to improve efficiencies and expand capacity where warranted.

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

     Inflation. In the past three years price increases have generally offset inflation. In prior years price increases failed to equal inflation
and in certain markets prices declined due to competition.


Consolidated Statement of Income  Years ended September 30
(Dollars and shares in thousands except per share amounts)

                                                   1996      1995      1994

Net sales                                       $398,673   $368,959  $336,526
Cost of sales                                    319,570    295,207   277,095

Gross profit                                      79,103     73,752    59,431
Selling, general and administrative expense       36,768     34,521    31,970

Operating profit                                  42,335     39,231    27,461
Interest expense                                  (1,980)    (2,060)   (2,223)
Interest income                                      713        616       462
Gain (loss) on sale and/or write down of assets
  ($1,248 related party loss in 1995)               (286)    (2,018)     (313)
Other income, net                                    328        603       146

Income before income taxes                        41,110     36,372    25,533
Provision for income taxes                        14,110     12,460     8,317

Net income                                      $ 27,000   $ 23,912   $17,216

Earnings per common share                          $2.86      $2.51     $1.82

Weighted average number of shares used in
 computing earnings per common share               9,438      9,525     9,485

See accompanying notes.


Consolidated Balance Sheet  September 30

(Dollars in thousands)

                                                            1996       1995
Assets
Current assets:
  Cash and cash equivalents                              $  4,995   $   925
  Accounts receivable, less allowance for doubtful
   accounts of $1,393 ($1,726 in 1995)                     52,436    47,923
  Inventories                                              23,475    24,324
  Prepaid expenses and other                                6,176     5,616

          Total current assets                             87,082    78,788
Other assets                                               25,769    26,916
Property, plant and equipment, at cost:
  Land                                                    107,644   105,801
  Plant and equipment                                     411,882   386,271

                                                          519,526   492,072
  Less accumulated depreciation and depletion             285,668   271,747

          Net property, plant and equipment               233,858   220,325

                                                         $346,709  $326,029

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term notes payable to banks                      $  1,400   $ 9,400
  Accounts payable                                         28,602    27,499
  Federal and state income taxes                            3,507     3,052
  Accrued payroll and benefits                              7,710     6,582
  Accrued insurance reserve                                 2,679     2,108
  Accrued liabilities, other                                5,445     4,802
  Long-term debt due within one year                        2,514     4,171

          Total current liabilities                        51,857    57,614
Long-term debt                                             16,862     9,653
Deferred income taxes                                      29,699    31,005
Accrued employee benefits                                  10,726     9,565
Other accrued liabilities                                   9,415     6,937

Commitments and contingent liabilities (Notes 9, 12 and 13)

Stockholders' equity:
  Preferred stock, no par value;
     10,000,000 shares authorized, none issued                  -         -
  Common stock, $.10 par value;
     50,000,000 shares authorized, 9,487,309
      shares issued                                           949       949
  Capital in excess of par value                           17,400    17,400
  Retained earnings                                       215,195   192,911
  Less cost of treasury stock; 212,928 shares (181
   shares in 1995)                                         (5,394)       (5)
         Total stockholders' equity                       228,150   211,255

                                                         $346,709  $326,029

See accompanying notes.


Consolidated Statement of Cash Flows  Years ended September 30
(Dollars in thousands)
                                                  1996       1995        1994
Cash flows from operating activities:
  Net income                                   $ 27,000   $ 23,912    $ 17,216
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation, depletion and amortization      28,766     26,518      25,419
   Net changes in operating assets and
     liabilities:
      (Increase) decrease in accounts receivable (4,532)       820      (7,305)
      (Increase) decrease in inventories            849     (3,709)      2,490
      (Increase) decrease in prepaid expenses and
        other                                       (89)      (100)       (259)
       Increase in accounts payable and accrued
        liabilities                               7,539      6,339       4,555
    Increase (decrease) in deferred income taxes (1,777)      (150)        482
    Gain on disposition of property, plant and
        equipment                                (1,977)    (1,006)       (382)
     Other, net                                     (63)     2,074         296
Net cash provided by operating activities        55,716     54,698      42,512

Cash flows from investing activities:
  Purchase of property, plant and equipment (44,872) (40,218) (23,063) Proceeds from the sale of property, plant and
    equipment                                     5,259      1,393         661
  Additions to other assets                      (1,641)    (2,232)     (1,839)
  Proceeds from the disposition of other assets   2,585         80         693
  Additions to notes receivable                       -          -        (335)
  Collection of notes receivable                    135        507       3,174
Net cash used in investing activities           (38,534)   (40,470)    (20,709)

Cash flows from financing activities:
  Proceeds from long-term debt                    6,000          -           -
  Net increase (decrease) in short-term debt     (8,000)     2,700      (3,500)
  Repayment of long-term debt                    (1,007)   (12,060)    (16,848)
  Exercise of employee stock options                  -          -          23
  Repurchase of Company stock                    (5,389)        (3)         (2)
  Payment of dividends                           (4,716)    (4,744)     (4,741)
Net cash used in financing activities           (13,112)   (14,107)    (25,068)
Net increase (decrease) in cash and
  cash equivalents                                4,070        121      (3,265)
Cash and cash equivalents at beginning of year      925        804       4,069
Cash and cash equivalents at end of year       $  4,995   $    925    $    804

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest expense, net of amount capitalized $ 1,926  $  2,144     $ 2,769
     Income taxes                               $ 15,435  $ 11,425     $ 9,814
  Noncash investing and financing activities:
     Additions to property, plant and equipment from:
       Exchanges                               $    412   $     49    $     58
       Issuing debt                            $    260   $    107    $      -
     Additions to other assets from
       issuing debt                            $    300          -           -
     Issuing common stock in payment
       of note payable                                -          -    $  8,000
     Addition to notes receivable from
       the sale of property, plant and equipment  $   6          -    $    431

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturities of three months or less at the time of purchase to be cash equivalents.

See accompanying notes.


Consolidated Statement of Stockholders' Equity Years ended September 30 (Dollars in thousands except per share amounts)

                                         Capital in
                        Common Stock     Excess of  Retained   Treasury Stock
                     Shares      Amount  Par Value  Earnings  Shares   Amount
Balance at
October 1, 1993    9,288,708     $929    $11,430   $161,268  (93,208)  ($2,033)
Shares issued in
 payment of note     197,701       20      5,947              93,208     2,033
Exercise of stock
 options                 900                  23
Shares purchased for
 treasury                                                        (87)       (2)
Net income                                           17,216
Cash dividends
 ($.50 per share)                                    (4,741)

Balance at
September 30,
1994               9,487,309      949     17,400    173,743      (87)       (2)

Shares purchased for
 treasury                                                        (94)       (3)
Net income                                           23,912
Cash dividends
 ($.50 per share)                                    (4,744)

Balance at
September 30,
 1995               9,487,309     949     17,400    192,911      (181)      (5)
Shares purchased
for treasury                                                 (212,747)  (5,389)
Net income                                           27,000
Cash dividends
 ($.50 per share)                                    (4,716)

Balance at
September 30,
 1996               9,487,309     $949    $17,400   $215,195 (212,928) ($5,394)


See accompanying notes.


Notes to Consolidated Financial Statements

1. Accounting polices. CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated in consolidation.

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

   USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

   FUTURE ACCOUNTING REQUIREMENTS - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans. However, it also allows companies to continue to measure cost for such plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Companies that elect to continue with the accounting under APB 25 must provide pro forma disclosures of net income and earnings per share, as if SFAS 123 had been applied. The accounting and disclosure requirements of SFAS 123 are effective for the Company for transactions entered into in fiscal 1997. Pro forma disclosures required if the Company elects to continue using APB 25 must include the effects of all awards granted in fiscal 1996, but should be presented for fiscal years subsequent thereto for fiscal 1996 financial statements presented for comparative purposes. The Company will continue to measure cost for such plans using the method of accounting prescribed by APB 25.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121, which is effective for years beginning after December 15, 1995, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Impairment is assessed by comparing the book value of such assets to the estimated undiscounted future operating cash flows expected to result from the use of the asset and its final disposition. If the sum of the expected future cash flow is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. The Company has not completed its evaluation of the impact of adoption of SFAS 121.

2. Transactions with related parties. As of September 30, 1996 eight of the Company's directors were also directors of FRP Properties, Inc. ("FRPP"). Such directors own approximately 40% of the stock of FRPP and 31% of the stock of the Company. Accordingly, FRPP and the Company are considered related parties.

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

  The Company paid rents, royalties and transportation charges to subsidiaries of FRPP totaling $6,544,000 in 1996, $5,869,000 in 1995 and $6,029,000 in 1994.

  At September 30, 1996 and 1995 the Company had a net account payable due to subsidiaries of FRPP totaling $283,000 and $163,000, respectively.

  Under an agreement extending until September 30, 1998, the Company furnishes certain management and related services, including financial, tax, legal, administrative, accounting and computer, to FRPP and its subsidiaries. Charges for such services were $1,383,000 in 1996, $1,312,000 in 1995, and $1,208,000 in 1994.

   On September 30, 1995 a wholly owned subsidiary of the Company entered into a contract to sell 134 acres of land to a subsidiary of FRP Properties, Inc. for $500,000 and the assumption of certain reclamation costs and benefits relating to the site. An appraisal of the property was obtained. The transaction was approved by the Company's Board of Directors with the directors who are also directors of FRP Properties, Inc. abstaining. The Company recorded a write down of $1,248,000 in the carrying value of this land on September 30, 1995. The transaction closed on October 9, 1996.

  A member of the Company's Board of Directors is also a director and has a beneficial interest in a company that provides services to the Company, including life insurance on certain employees and officers and claims paying functions for the Company's employee health benefits program. Premiums paid on such life insurance during fiscal 1996 and 1995 totaled approximately $1,288,000 and $1,145,000, respectively. Administrative fees paid in connection with processing employee health benefit claims totaled approximately $24,000 and $23,000 for fiscal 1996 and 1995, respectively.

3. Inventories. Inventories at September 30 consisted of the following (in thousands):

                             1996       1995
Finished products          $18,719    $19,658
Raw materials                3,825      3,580
Parts and supplies             931      1,086

                           $23,475    $24,324

   The excess of current cost over the LIFO stated values of inventories was $5,438,000 at September 30, 1996 and $3,800,000 at September 30, 1995.

4. Other assets. Other assets at September 30 consisted of the following (in thousands):

                             1996       1995
Real estate                $ 2,321    $ 2,966
Notes receivable             5,271      5,382
Goodwill at cost less
 accumulated amorti-
 zation of $3,446
 ($3,116 in 1995)            9,799     10,129
Other                        8,378      8,439
                           $25,769    $26,916


5. Lines of credit and debt. Long-term debt at September 30 is summarized as follows (in thousands):

                             1996       1995
Unsecured notes:
  8%-10% notes             $ 1,678    $ 1,154
  Revolving credit           6,000          -
Industrial development
  revenue bonds             10,249     11,071
7% - 12% secured notes
  and contracts              1,449      1,599

                            19,376     13,824
Less portion due within
  one year                   2,514      4,171

                           $16,862    $ 9,653

   Of the industrial development revenue bonds at September 30, 1996, $7,550,000 is due between 2004 and 2021. The bonds provide for quarterly interest payments between 68.0% and 71.5% of prime rate (8.25% at September 30, 1996). The bonds are subject to Purchase and Put Agreements with several banks whereby the bondholders may, at their option, sell the bonds to the Company during the following fiscal years: $500,000 in 1997; $900,000 in 1998; $3,175,000 in 1999; $2,375,000 in 2000; $200,000 in 2001; and $400,000
in 2002. The balance of the industrial development revenue bonds totaling $2,699,000 at September 30, 1996 is at floating rates of interest and matures through 1999. The bonds are collateralized by certain property, plant and equipment having a carrying value of $5,792,000 at September 30, 1996.

   The secured notes and contracts are collateralized by certain real estate having a carrying value of approximately $2,747,000 at September 30, 1996 and are payable in installments through 2004.

   The aggregate amount of principal payments, excluding the revolving credit, due subsequent to September 30, 1996, assuming that all of the industrial development revenue bondholders exercise their options to sell the bonds to the Company is: 1997 - $2,514,000; 1998 - $1,859,000; 1999 -
$4,128,000; 2000 - $3,319,000; 2001 - $817,000; 2002 and subsequent years -
$739,000.

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

   The Company also has available short-term lines of credit from three banks aggregating $30,000,000. Under these lines the Company may borrow funds for a period of one to ninety days. There is no commitment fee and the banks can terminate the lines at any time. The interest rate is determined at the time of each borrowing. The weighted average interest rates on such borrowings at September 30, 1996 and 1995 were 6.3% and 6.2%, respectively.

   The various loan agreements contain restrictive covenants, including a requirement to maintain a consolidated current ratio and consolidated tangible net worth (as defined) at certain levels, limitations on paying cash dividends, and other restrictions. As of September 30, 1996, under the most restrictive of the agreements, $58,844,000 of consolidated retained earnings was not restricted as to payment of cash dividends.

   The Company capitalized interest cost of $32,000 in 1996 and $35,000 in 1994.

6. Stock option plan. The Company has a stock option plan under which options for shares of common stock may be granted to directors, officers and key employees. Option transactions for the fiscal years ended September 30 are summarized as follows:

                                        1996           1995           1994

Shares under option:
  Outstanding at beginning of year    546,350        534,600        529,050
  Granted                                   -         17,500         13,500
  Exercised ($25.12 per share)              -              -           (900)
  Canceled                             (3,250)        (5,750)        (7,050)

Outstanding at end of year (1996-
  $24.75 to $30.37 per share)         543,100        546,350        534,600


Aggregate option price            $14,472,000    $14,553,000    $14,209,000

Shares available for future grant     500,000        101,750        113,500

Shares exercisable at end of year     448,380        371,510        297,440

Options granted have been at a price equal to the fair market value of the Company's common stock on the dates of grant. The options expire from seven to ten years from the date of grant and become exercisable in cumulative installments of 20% each year after a one year waiting period from the date of grant.

7. Income taxes. The provision for income taxes for the fiscal years ended September 30 consisted of the following (in thousands):

                                           1996           1995          1994

Current:
  Federal                                $13,421       $10,507        $ 6,439
  State                                    2,466         2,103          1,396
                                          15,887        12,610          7,835
Deferred                                  (1,777)         (150)           482

  Total                                  $14,110       $12,460         $8,317


  A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate follows (in thousands):

                                           1996           1995          1994
Amount computed at statutory
  Federal rate                           $14,389       $12,731         $8,936
Effect of percentage depletion            (1,890)       (1,599)
(1,578)
State income taxes (net of Federal
  income tax benefit)                      1,419         1,219            811
Other, net                                   192           109            148
Provision for income taxes               $14,110       $12,460         $8,317

   The types of temporary differences and their related tax effects that give rise to deferred tax assets and deferred tax liabilities at September 30 are presented below:

                                           1996            1995
Deferred tax liabilities:
 Basis difference in property,
  plant and equipment                    $36,441        $36,393
 Other                                       735            674
  Gross deferred tax liabilities          37,176         37,067

Deferred tax assets:
 Insurance reserves                        2,899          2,212
 Other accrued liabilities                 7,946          6,652
 Other                                       810            906
  Gross deferred tax assets               11,655          9,770
 Valuation allowance for deferred
  tax assets                                   -              -
Net deferred tax assets                   11,655          9,770
Net deferred tax liability               $25,521        $27,297



8. Employee benefits. The Company and its subsidiaries have a number of retirement plans which cover substantially all employees.

   Certain of the Company's subsidiaries have a noncontributory defined benefit retirement plan covering certain employees. The benefits are based on years of service and the employee's highest average compensation for any five (or in the case of one subsidiary three) consecutive years of service. Plan assets are invested in mutual funds, listed stocks and bonds and cash equivalents. The Company's funding policy is to fund annually within the limits imposed by the Employee Retirement Income Security Act.

   Net periodic pension cost (income) for fiscal years ended September 30 included the following components (in thousands):

                                           1996            1995         1994
Service cost-benefits earned during
  the period                            $   328        $   377         $ 611
Interest cost on projected benefit
  obligation                              1,131          1,132         1,046

Actual return on assets                  (2,984)        (2,501)          900
Net amortization and deferral             1,429          1,094        (2,447)
Curtailment gain                           (184)             -          (174)

Net periodic pension cost (income)     ($   280)       $   102        ($  64)

  Assumptions used in determining the net periodic pension cost are summarized as follows:

                                           1996           1995          1994
Discount rate                              7.25%         7.25%            8%
Rate of increase in compensation levels       5%           5%           5.25%
Expected long-term rate of return on
 assets                                       9%           9%             9%

  The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet at September 30 (in thousands):




                                           1996            1995
                                          Assets         Assets
                                          Exceed         Exceed
                                       Accumulated     Accumulated
                                         Benefits       Benefits
Actuarial present value of vested
 benefit obligations                    ($15,250)       ($14,891)
Accumulated benefit obligation          ($15,317)       ($15,002)
Projected benefit obligation            ($16,561)       ($16,364)
Plan assets at fair value                 18,772          16,695
Plan assets in excess of
 projected benefit obligation              2,211             331
Unrecognized net gain                     (1,952)           (259)
Unrecognized transition asset               (691)           (777)
Unrecognized prior service cost               (9)            (16)
Accrued pension cost                    ($   441)       ($   721)

     Union employees are covered by multi-employer plans not administered by the Company. Payments of $202,000, $219,000 and $275,000 were made to these plans during fiscal 1996, 1995 and 1994, respectively.

     Additionally, the Company and certain subsidiaries have savings/profit sharing plans for the benefit of qualified employees. The savings feature of the plans incorporates the provisions of Section 401(k) of the Internal Revenue Code. Under the savings feature of the plans, eligible employees may elect to save a portion (within limits) of their compensation on a tax deferred basis. The Company contributes to a participant's account an amount equal to 50% (with certain limits) of the participant's contribution. Additionally, the Company and certain subsidiaries may make annual contributions to the plans as determined by the Board of Directors, with certain limitations. The plans provide for deferred vesting with benefits payable upon retirement or earlier termination of employment. The total cost of the plans was $3,927,000 in 1996; $3,510,000 in 1995 and $2,648,000 in
1994.

     The Company has a management security plan for certain officers and key employees. The accruals for future benefits are based upon the remaining years to retirement of the participating employees. The Company has purchased life insurance on the lives of the participants and it is the owner and beneficiary of such policies. The expense for fiscal 1996, 1995 and 1994 was $1,593,000, $1,296,000 and $1,160,000, respectively.

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

     The following table sets forth the plans' combined status reconciled with the accrued postretirement benefit cost included in the Company's consolidated balance sheet at September 30 (in thousands):

                                           1996            1995         1994
Accumulated postretirement benefit
 obligations:
 Retirees                                 $1,310        $ 1,424        $1,680
 Fully eligible active participants          517            616           597
 Other active participants                 1,094            874           677
 Total APBO                                2,921          2,914         2,954
 Unrecognized net loss from past
   experience different from that
   assumed and from changes in
   assumptions                            (1,011)        (1,221)
(1,377)
 Unrecognized prior service costs            473            684           894
 Accrued postretirement benefit cost     $ 2,383        $ 2,377        $2,471

     Net periodic postretirement benefit cost for fiscal years ended September 30 includes the following components (in thousands):

                                           1996            1995         1994
Service cost of benefits earned
 during the period                       $   134        $   133        $  260
Interest cost on APBO                        197            206           380
Net amortization and deferral               (130)          (101)
(127)
Amortization of transition obligation
 over 20 years                                 -              -           120
Net periodic postretirement benefit
 cost                                    $   201        $   238        $  633

     The discount rate used in determining the Net Periodic Postretirement Benefit Cost and the APBO was 7.25% at September 30, 1996 and 1995 and 8% at September 30, 1994.

     Effective January 1, 1994, the Company's share of retiree health care was capped at the Company's 1993 cost level.

9. Leases. Certain plant sites, office space and equipment are rented under operating leases. Total rental expense, excluding mineral leases, for fiscal 1996, 1995 and 1994 was $3,867,000, $4,231,000 and $3,465,000, respectively.
Future minimum lease payments under operating leases with an initial or remaining noncancelable term in excess of one year, exclusive of mineral leases, at September 30, 1996 are as follows: 1997-$1,497,000;
1998-$1,396,000; 1999-$1,346,000; 2000-$1,326,000; 2001-$1,137,000
after 2001-$8,978,000.  Certain leases include options for renewal.
Most leases require the Company to pay for utilities, insurance and maintenance.

The Company has a long-term lease, which may not be canceled prior to September 1, 1998, with FRPP for sand reserves near Grandin, Florida. Under the lease the Company will pay minimum royalties of $1,000,000 per year.

10. Gain (loss) on sale and/or write down of assets. In fiscal 1996 the Company recorded a loss on the sale and write down of the carrying value of certain real estate totaling $1,619,000 and a gain on the sale of a lease of $1,333,000. In fiscal 1995 the Company recorded a loss on the write down of the carrying value of certain real estate totaling $2,018,000. In fiscal 1994 the Company sold certain real estate which resulted in a loss of $313,000.

11. Fair values of financial instruments. At September 30, 1996 and 1995 the carrying amount reported in the balance sheet for cash and cash equivalents, notes receivable, short-term notes payable to banks, revolving credit and industrial development revenue bonds approximate their fair value. The fair values of the Company's other long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At September 30, 1996 the carrying amount and fair value of such other long-term debt was $3,127,000 and $3,240,000, respectively. At September 30, 1995 the carrying amount and fair value of such other long-term debt was $2,753,000 and $2,941,000, respectively.

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

13. Commitments. At September 30, 1996, the Company had placed orders and was committed to purchase equipment costing approximately $5,944,000.

14. Fourth quarter financial information (unaudited). In the fourth quarter of fiscal 1996 the Company increased its risk insurance reserves for incurred but unreported claims approximately $1,000,000. Significant items affecting income in the fourth quarter of fiscal 1995 include a $2,046,000 increase in construction aggregates stockpile inventories due to the physical measurement of the stockpiles and the write down of the carrying value of certain real estate of $2,018,000.
Independent Auditors' Report

To the Board of Directors and Stockholders
Florida Rock Industries, Inc.

We have audited the accompanying consolidated balance sheets of Florida Rock Industries, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Florida Rock Industries, Inc. and subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 3, 1996

Directors and Officers

Directors

Thompson S. Baker (1)
Chairman Emeritus of the Company

Edward L. Baker (1)
Chairman of the Board
of the Company

John D. Baker II (1)
President and Chief Executive Officer
of the Company

Thompson S. Baker II
Vice President of the Company

Alvin R. (Pete) Carpenter
President and Chief Executive Officer
of CSX Transportation, Inc.

Robert D. Davis (3)
Chairman of the Board of DDI, Inc.

Charles H. Denny III
Investments

Albert D. Ernest, Jr. (2)(3)
President of Albert Ernest Enterprises

Luke E. Fichthorn III (2)
Private Investment Banker,
Twain Associates and Chairman of the
Board and Chief Executive Officer of
Bairnco Corporation

Frank M. Hubbard (2)(3)
Chairman of the Board of
A. Friends' Foundation Trust

Francis X. Knott
Chief Executive Officer
of Partners Management Company

Radford D. Lovett (2)(3)
Chairman of the Board of
Commodores Point Terminal Corp.


W. Thomas Rice (2)(3)
Chairman Emeritus of Seaboard
Coast Line Industries, Inc.

C. J. Shepherdson
Vice President of the Company
________________
(1) Member of the Executive Committee
(2) Member of the Audit Committee
(3) Member of the Compensation Committee


Officers

Edward L. Baker
Chairman of the Board

John D. Baker II
President and Chief Executive Officer

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

Wallace A. Patzke, Jr.
Vice President and Controller

Dennis D. Frick
Secretary
Corporate Counsel

John W. Green
Assistant Secretary
Director of Corporate Credit


Florida Rock Industries, Inc.

General Office:  155 East 21st Street
Jacksonville, Florida  32206
Telephone:  (904) 355-1781

Annual Meeting

Shareholders are cordially invited to attend the Annual Stockholders Meeting which will be held at 9 a.m. local time, on Wednesday, February 5, 1997, at the general offices of the Company, 155 East 21st Street, Jacksonville, Florida.

Transfer Agent

First Union National Bank of North Carolina
230 South Tryon Street, 11th Floor
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