Form 10-Q
period 1996-12-31
FLORIDA ROCK INDUSTRIES INC
filed 1997-02-10
CIK 37651

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark one)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 3, 1997: 9,175,126 shares of $.10 par value
common stock.
                          FLORIDA ROCK INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                              December 31,      September 30,
                                                  1996             1996
ASSETS
Current assets:
 Cash and cash equivalents                     $    6,988       $    4,995
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $1,589 ($1,393 at September 30, 1996)            47,239           52,436
 Inventories                                       23,152           23,475
 Prepaid expenses and other                         7,303            6,176
  Total current assets                             84,682           87,082
Other assets                                       25,300           25,769
Property, plant and equipment, at cost:
 Land                                             107,150          107,644
 Plant and equipment                              416,227          411,882
                                                  523,377          519,526
 Less accumulated depreciation,
  depletion and amortization                     (292,147)        (285,668)
  Net property, plant and equipment               231,230          233,858
                                               $  341,212       $  346,709
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $      300       $    1,400
 Accounts payable                                  26,947           28,602
 Dividends payable                                  2,291             --
 Accrued income taxes                               5,219            3,507
 Accrued payroll and benefits                       3,858            7,710
 Accrued insurance reserve                          3,864            2,679
 Accrued liabilities, other                         4,368            5,445
 Long-term debt due within one year                 2,499            2,514
  Total current liabilities                        49,346           51,857

Long-term debt                                     10,713           16,862
Deferred income taxes                              29,699           29,699
Accrued employee benefits                          11,146           10,726
Other accrued liabilities                           9,512            9,415
Stockholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 9,487,309 shares issued          949              949
 Capital in excess of par value                    17,400           17,400
 Retained earnings                                220,991          215,195
 Less cost of treasury stock, 307,933
  shares (212,928 shares at September
  30, 1996)                                        (8,544)          (5,394)
  Total stockholders' equity                      230,796          228,150
                                               $  341,212       $  346,709
See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENT OF INCOME
              (Dollars in thousands except per share amounts)
                                (Unaudited)



                                                          Three Months ended
                                                               December 31
                                                       1996         1995


Net sales                                                 $106,383     $ 92,265
Cost of sales                                               84,282       75,366

Gross profit                                               22,101       16,899

Selling, general and
 administrative expense                                      9,448        8,321

Operating profit                                           12,653        8,578

Interest expense                                             (257)        (394)
Interest income                                               154          140
Other income, net                                             (110)          66

Income before income taxes                                 12,440        8,390
Provision for income taxes                                  4,354        2,895

Net income                                                $ 8,086      $ 5,495

Per common share:
  Income                                                     $.87        $.58

  Cash dividends                                             $.25        $.25

Weighted average number
 of shares                                              9,275,337    9,519,413



See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                THREE MONTHS ENDED DECEMBER, 1996 AND 1995
                              (In thousands)
                                (Unaudited)

                                                    1996             1995
Cash flows from operating activities:
  Net income                                          $ 8,086          $ 5,495
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization            7,454            6,887
    Net changes in operating assets and
     liabilities:
     Accounts receivable                                5,191            6,246
     Inventories                                          683              318
     Prepaid expenses and other                        (1,061)            (827)
     Accounts payable and accrued liabilities          (3,169)          (5,641)
    Gain on disposition of property, plant and
     equipment                                           (110)             (86)
    Other, net                                            203               34

 Net cash provided by operating activities             17,277           12,426

Cash flows from investing activities:
  Purchase of property, plant and equipment            (4,801)         (11,913)
  Proceeds from the sale of property, plant and
   equipment                                              612              143
  Additions to other assets                              (222)            (921)
  Proceeds from the disposition of other assets            89               72
  Collections of notes receivable                          24               48

Net cash used in investing activities                  (4,298)         (12,571)

Cash flows from financing activities:
  Net increase (decrease) in short-term debt           (1,100)           1,800
  Repayment of long-term debt                          (6,737)            (754)
  Repurchase of Company stock                          (4,105)              (1)
  Exercise of stock options                               956                -

Net cash provided by (used in)financing activities    (10,986)           1,045

Net increase in cash and cash
  equivalents                                           1,993              900
Cash and cash equivalents at beginning of year          4,995              925

Cash and cash equivalents at end of period            $ 6,988          $ 1,825


See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             DECEMBER 31, 1996
                                (Unaudited)

(1)  Basis of Presentation

     The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months ended December 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1997. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 1996.

(2)  Inventories

     Inventories consisted of the following (in thousands):

                                               December 31,        September 30,
                                                  1996            1996

     Finished products                         $ 18,192        $ 18,719
     Raw materials                                3,978           3,825
     Parts and supplies                             982             931
                                               $ 23,152        $ 23,475

(3)  Earnings Per Share

     Earnings per share are based on the weighted average number of common shares outstanding and common stock equivalents, where applicable, during the periods. Fully diluted earnings per share are not reported because their effect would have been less than 3% dilutive.

(4)  Supplemental Disclosures of Cash Flow Information

     Cash paid during the three months ended December 31, 1996 and 1995 for certain expense items are (in thousands):

                                              1996          1995
      Interest expense, net of
       amount capitalized                   $  216         $  343
      Income taxes                          $2,643         $2,915



     The following schedule summarizes noncash investing and financing activities for the three months ended December 31, 1996 and 1995 (in thousands):
                                              1996          1995

       Additions to property, plant
        and equipment from:
          Exchanges                         $   11         $  23
          Issuing debt                      $  116             -
       Additions to inventory
         from issuing debt                  $  360             -
       Additions to prepaid expenses
         from issuing debt                  $   96             -

(5) The Company and its subsidiaries are subject to legal proceedings and claims arising out of their businesses that cover a wide range of matters. Additional information concerning these matters is presented in Note 12 to the consolidated financial statements included in the Company's 1996 Annual Report to stockholders and Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1996, and such information is incorporated herein by reference.

               MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

For the first quarter of fiscal 1997, ended December 31, 1996, consolidated net sales increased 15.3% to $106,383,000 from $92,265,000 in the same last year. The increased sales were attributable to the mild winter, continued growth in construction activities and modest price increases.

Gross profit increased 30.8% to $22,101,000 from $16,899,000 last year. The increase in gross profit is a function of higher revenues and the strong marginal contribution due to the high fixed cost nature of the business. Gross profit margin improved to 20.8% from 18.3% last primarily due to increased volumes as price increases were substantially offset by price increases.

Selling, general and administrative expense increased 13.5%.
Approximately half of the increase was due to increases in profit sharing
and incentive compensation which are linked to profitability.   Selling,
general and administrative expense declined to 8.9% of sales from 9.0% last year.

Interest expense declined to $257,000 from $394,000 last year due to reduced debt. Other income, net for the current year includes a loss of $197,000 on the sale of an asset.

Summary and Outlook.        Overall construction markets remain steady.
Commercial construction continues to respond to demand as much of the excess capacity has been absorbed in many of the Company's markets. Commercial, state and federal construction projects remain healthy.

Management continues to explore opportunities that will permit the Company to maximize its position in markets that are expected to experience long-term secular position.

Based on the current outlook, fiscal 1997 should be another year of improved sales and profitability.


Financial Condition

The Company continues to maintain its sound financial condition with sufficient resources to meet anticipated capital expenditures and other operating requirements.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1996 and such information is incorporated herein by reference.

                    PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Note 12 to the consolidated financial statements included in the Company's 1996 Annual Report to stockholders, and Item 3 "Legal
Proceedings" of the Company's Form 10-K for fiscal 1996 are incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page 8 of this Form 10-Q.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended December 31, 1996.














                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 5, 1997                      FLORIDA ROCK INDUSTRIES, INC.


                                    RUGGLES B. CARLSON
                                    Ruggles B. Carlson
                                    Vice President-Finance
                                      and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)

                  FLORIDA ROCK INDUSTRIES, INC.
        FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1996

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

(10)(o) Form of Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as collateral between Florida Rock Industries, Inc. and each of Edward L. Baker and John D. Baker, II with aggregate face amounts of $5.4 million and $8.0
               million, respectively.                          13

(10)(p)   Florida Rock Industries, Inc. 1996 Stock Option
          Plan. Previously filed as appendix to the Company's Proxy Statement dated December 18, 1995.
          File No. 1-7159.

(11)           Computation of Earnings Per Common Share.       29

(27)      Financial Data Schedule