Form 10-Q
period 1997-03-31
FLORIDA ROCK INDUSTRIES INC
filed 1997-05-08
CIK 37651

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark one)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1997: 9,188,311 shares of $.10 par value
common stock.

                          FLORIDA ROCK INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                                March 31,      September 30,
                                                  1997             1996
ASSETS
Current assets:
 Cash and cash equivalents                     $    2,219       $    4,995
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $1,564 ($1,393 at September 30, 1996)            48,335           52,436
 Inventories                                       24,769           23,475
 Prepaid expenses and other                         7,189            6,176
  Total current assets                             82,512           87,082
Other assets                                       24,757           25,769
Property, plant and equipment, at cost:
 Land                                             107,159          107,644
 Plant and equipment                              427,739          411,882
                                                  534,898          519,526
 Less accumulated depreciation,
  depletion and amortization                     (295,547)        (285,668)
  Net property, plant and equipment               239,351          233,858
                                               $  346,620       $  346,709
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $      300       $    1,400
 Accounts payable                                  30,470           28,602
 Accrued income taxes                                 708            3,507
 Accrued payroll and benefits                       6,418            7,710
 Accrued insurance reserve                          4,167            2,679
 Accrued liabilities, other                         4,470            5,445
 Long-term debt due within one year                 2,494            2,514
  Total current liabilities                        49,027           51,857

Long-term debt                                     10,573           16,862
Deferred income taxes                              28,628           29,699
Accrued employee benefits                          11,075           10,726
Other accrued liabilities                           9,703            9,415
Stockholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 9,487,309 shares issued          949              949
 Capital in excess of par value                    17,599           17,400
 Retained earnings                                227,525          215,195
 Less cost of treasury stock, 298,998
  shares (212,928 shares at September
  30, 1996)                                        (8,459)          (5,394)
  Total stockholders' equity                      237,614          228,150
                                               $  346,620       $  346,709
See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENT OF INCOME
              (Dollars in thousands except per share amounts)
                                (Unaudited)



                              Three Months Ended           Six Months ended
                                  March 31                      March 31
                               1997         1996           1997        1996

Net sales                    $101,611      $85,801       $207,994     $178,066
Cost of sales                  80,819       72,336        165,101      147,702

Gross profit                   20,792       13,465         42,893       30,364

Selling, general and
 administrative expense        10,731        8,993         20,179       17,314

Operating profit               10,061        4,472         22,714       13,050

Interest expense                 (258)        (535)          (515)        (929)
Interest income                   171          157            325          297
Other income, net                  84          174            (26)         240

Income before income taxes     10,058        4,268         22,498       12,658
Provision for income taxes      3,521        1,472          7,875        4,367

Net income                    $ 6,537      $ 2,796        $14,623      $ 8,291

Per common share:
  Income                        $.70          $.29          $1.57        $.87

  Cash dividends                $. -          $. -           $.25        $.25

Weighted average number
 of shares                 9,277,125     9,505,378      9,321,989    9,511,132



See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   SIX MONTHS ENDED MARCH, 1997 AND 1996
                              (In thousands)
                                (Unaudited)

                                                        1997          1996
Cash flows from operating activities:
  Net income                                      $14,623          $ 8,291
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization       15,163           13,940
    Net changes in operating assets and liabilities:
     Accounts receivable                            4,065            2,582
     Inventories                                     (932)            (632)
     Prepaid expenses and other                      (324)          (1,477)
     Accounts payable and accrued liabilities      (1,073)          (5,260)
    Decrease in deferred income taxes              (1,694)            (894)
    Gain on disposition of property, plant and
     equipment                                       (462)            (722)
    Other, net                                          284              142

 Net cash provided by operating activities         29,650           15,970

Cash flows from investing activities:
  Purchase of property, plant and equipment       (20,188)         (30,836)
  Proceeds from the sale of property, plant and
   equipment                                          980              804
  Additions to other assets                          (266)          (1,275)
  Proceeds from the disposition of other assets       136              114
  Collections of notes receivable                      53              104

Net cash used in investing activities             (19,285)         (31,089)

Cash flows from financing activities:
  Proceeds from long-term debt                          0            6,000
  Net increase in short-term debt                  (1,100)          12,900
  Repayment of long-term debt                      (6,882)            (812)
  Repurchase of Company stock                      (4,631)            (315)
  Exercise of stock options                         1,765                -
  Payment of dividends                             (2,293)          (2,372)
Net cash provided by (used in)financing activities(13,141)          15,401

Net increase in cash and cash equivelents          (2,776)             282
Cash and cash equivalents at beginning of year      4,995              925

Cash and cash equivalents at end of period        $ 2,219          $ 1,207


See accompanying notes.

                       FLORIDA ROCK INDUSTRIES, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              MARCH 31, 1997
                                (Unaudited)

(1)  Basis of Presentation

     The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the six months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1997. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 1996.

(2)  Inventories

     Inventories consisted of the following (in thousands):

                                               March 31,           September 30,
                                                 1997           1996

     Finished products                         $ 19,748        $ 18,719
     Raw materials                                4,200           3,825
     Parts and supplies                             821             931
                                               $ 24,769        $ 23,475

(3)  Earnings Per Share

     Earnings per share are based on the weighted average number of common shares outstanding and common stock equivalents, where applicable, during the periods. Fully diluted earnings per share are not reported because their effect would have been less than 3% dilutive.

(4)  Supplemental Disclosures of Cash Flow Information

     Cash paid during the six months ended March 31, 1997 and 1996 for certain expense items are (in thousands):

                                              1997          1996
      Interest expense, net of
       amount capitalized                   $   484        $  832
      Income taxes                          $12,209        $9,133



     The following schedule summarizes noncash investing and financing activities for the six months ended March 31, 1997 and 1996
     (in thousands):
                                              1997          1996

       Additions to property, plant
        and equipment from:
          Exchanges                         $   11         $  69
          Issuing debt                      $  116           260
       Additions to inventory
         from issuing debt                  $  360             -
       Additions to other assets from
         issuing debt                       $    -           300
       Additions to notes receivable
         from sales of property, plant
         and equipment                      $    -             6
       Addition to notes receivable from
         sales of other assets              $  200
       Additions to prepaid expenses
         from issuing debt                  $   96             -

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

For the second quarter and first six months of fiscal 1997, ended March 31, 1997, consolidated net sales increased 18% and 17%, respectively, from the same periods last year. The increase in net sales was primarily attributable to the very mild winter in our non Florida markets, continued growth in construction activities and modest price increases. During the second quarter, there was only limited curtailment of construction activity due to inclement weather or freezing temperatures. Conversely last year's severe winter stopped construction for extended
periods of time.   Much of the modest prices increases were in response
to higher cement and other cost increases.

Gross profit increased 54.4% for the second quarter and 41.3% for the first six months from the same periods last year. The increase in gross profit is a function of higher revenues and the strong marginal contribution due to the high fixed cost nature of the business. Gross profit margin for the second quarter improved to 20.5% from 15.7% and for the first six months improved to 20.6% from 17.0% from last year. These improvements were due primarily to increased volumes as sales price increases were substantially offset by higher cement and other cost increases.

Selling, general and administrative expense increased 19.3% for the second quarter and 16.6% for the first six months from the same periods last year. Approximately 60% of the increase was due to increases in profit sharing and incentive compensation which are linked to
profitability.   Selling, general and administrative expense amounted to
10.6% of sales in current quarter and 9.7% for the first six months. These are level with the same periods last year.

Interest expense for the second quarter declined to $258,000 from $535,000 and for the first six months declined to $515,000 from $929,000 last year primarily due to reduced debt. Other income, net for the first six months of this year includes a loss of $197,000 on the sale of an asset.

Summary and Outlook.        The condition of our construction markets
remains good.   Given the strong levels of construction activity that
were maintained during the normally depressed second quarter, we do not anticipate the usual very strong improvement in the third quarter as
compared to the second.   Construction activity continues at healthy
levels in all segments in most of our Southeast markets.   Vacancy rates
remain at low to reasonable levels.   Rising interest rates have yet to
depress activity as demand continues to be the major driver of activity. However, if rates continue to rise, they will undoubtedly start to dampen construction activity.

Management expects the results for fiscal 1997 to show substantial improvement over last year's results.

Financial Condition

The Company continues to maintain its sound financial condition with sufficient resources to meet anticipated capital expenditures and other operating requirements.

Other

The Florida Department of Environment Protection has issued an air permit and Alachua County has approved a site permit for the construction of the cement plant. While the air permit is being appealed, the Company is confident that it will prevail and on April 7, 1997 began construction of the plant.

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

Item 4.  Submission of Matters to a Vote Security Holders

On February 5, 1997, the Company held its annual shareholders meeting. At the meeting the stockholders elected the following directors by the vote shown:
                                                             Not Voted
                           Term      Votes        Votes        Broker/
                          Ending      For       Withheld      Nominees
Thompson S. Baker          2001   8,045,620      51,940         -0-
Frank M. Hubbard           2001   8,045,616      51,944         -0-

Thompson S. Baker died on February 24, 1997.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page 9 of this Form 10-Q.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the six months ended March 31, 1997.



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 1997                         FLORIDA ROCK INDUSTRIES, INC.


                                    RUGGLES B. CARLSON
                                    Ruggles B. Carlson
                                    Vice President-Finance
                                      and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)
                FLORIDA ROCK INDUSTRIES, INC.
         FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

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

(10)(o) Form of Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as collateral between Florida Rock Industries, Inc. and each of Edward L. Baker and John D. Baker, II with aggregate face amounts of $5.4 million and $8.0
               million, respectively.   Previously filed with Form
               10-Q for the quarter ended December 31, 1996.

(10)(p)   Florida Rock Industries, Inc. 1996 Stock Option
          Plan. Previously filed as appendix to the Company's Proxy Statement dated December 18, 1995.
          File No. 1-7159.

(11)           Computation of Earnings Per Common Share.       13

(27)      Financial Data Schedule