Form 10-Q
period 1997-06-30
FLORIDA ROCK INDUSTRIES INC
filed 1997-08-07
CIK 37651

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark one)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1997: 9,293,542 shares of $.10 par value common stock.

                          FLORIDA ROCK INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                                June 30,       September 30,
                                                  1997             1996
ASSETS
Current assets:
 Cash and cash equivalents                     $   11,282       $    4,995
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $1,676 ($1,393 at September 30, 1996)            59,435           52,436
 Inventories                                       23,489           23,475
 Prepaid expenses and other                         6,531            6,176
  Total current assets                            100,737           87,082
Other assets                                       24,685           25,769
Property, plant and equipment, at cost:
 Land                                             107,243          107,644
 Plant and equipment                              434,067          411,882
                                                  541,310          519,526
 Less accumulated depreciation,
  depletion and amortization                     (297,744)        (285,668)
  Net property, plant and equipment               243,566          233,858
                                               $  368,988       $  346,709
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $      300       $    1,400
 Accounts payable                                  32,092           28,602
 Dividends payable                                  2,297                -
 Accrued income taxes                               3,262            3,507
 Accrued payroll and benefits                       8,560            7,710
 Accrued insurance reserve                          3,781            2,679
 Accrued liabilities, other                         5,376            5,445
 Long-term debt due within one year                 2,586            2,514
  Total current liabilities                        58,254           51,857

Long-term debt                                     10,330           16,862
Deferred income taxes                              28,394           29,699
Accrued employee benefits                          11,498           10,726
Other accrued liabilities                          10,587            9,415
Stockholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 9,487,309 shares issued          949              949
 Capital in excess of par value                    18,353           17,400
 Retained earnings                                237,231          215,195
 Less cost of treasury stock, 217,798
  shares (212,928 shares at September
  30, 1996)                                        (6,608)          (5,394)
  Total stockholders' equity                      249,925          228,150
                                               $  368,988       $  346,709
See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENT OF INCOME
              (Dollars in thousands except per share amounts)
                                (Unaudited)



                              Three Months Ended          Nine Months Ended
                                  June 30                 June 30
                               1997         1996           1997        1996

Net sales                    $123,907     $110,331       $331,901     $288,397
Cost of sales                  94,600       84,760        259,701      232,462

Gross profit                   29,307       25,571         72,200       55,935

Selling, general and
 administrative expense        11,006       10,098         31,185       27,412

Operating profit               18,301       15,473         41,015       28,523

Interest expense                 (239)        (647)          (754)      (1,576)
Interest income                   178          136            503          433
Other income, net                 225       (1,162)           199         (922)

Income before income taxes     18,465       13,800         40,963       26,458
Provision for income taxes      6,462        4,761         14,337        9,128

Net income                    $12,003      $ 9,039        $26,626      $17,330

Per common share:
  Income                        $1.29         $.96          $2.86        $1.83

  Cash dividends                 $.25         $.25           $.50         $.50

Weighted average number
 of shares                 9,338,964     9,418,787      9,323,506    9,475,622



See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   NINE MONTHS ENDED JUNE, 1997 AND 1996
                              (In thousands)
                                (Unaudited)

                                                        1997          1996
Cash flows from operating activities:
  Net income                                      $26,626          $17,330
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization       22,985           21,181
    Net changes in operating assets and liabilities:
     Accounts receivable                           (7,057)          (4,328)
     Inventories                                      347             (451)
     Prepaid expenses and other                       159             (274)
     Accounts payable and accrued liabilities       7,072            3,108
    Decrease in deferred income taxes              (1,752)            (829)
    Gain on disposition of property, plant and
     equipment                                     (1,328)          (1,519)
    Other, net                                        290            1,297

 Net cash provided by operating activities         47,342           35,515

Cash flows from investing activities:
  Purchase of property, plant and equipment       (31,810)         (40,014)
  Proceeds from the sale of property, plant and
   equipment                                        1,875            1,653
  Additions to other assets                          (816)          (1,343)
  Proceeds from the disposition of other assets       202              148
  Collections of notes receivable                     180              126

Net cash used in investing activities             (30,369)         (39,430)

Cash flows from financing activities:
  Proceeds from long-term debt                          -            6,000
  Net increase (decrease) in short-term debt       (1,100)           5,000
  Repayment of long-term debt                      (7,033)            (996)
  Repurchase of Company stock                      (4,631)          (3,027)
  Exercise of stock options                         4,371                -
  Payment of dividends                             (2,293)          (2,372)
Net cash provided by (used in)financing activities(10,686)           4,605

Net increase in cash and cash equivalents           6,287              690
Cash and cash equivalents at beginning of year      4,995              925

Cash and cash equivalents at end of period        $11,282          $ 1,615


See accompanying notes.

                       FLORIDA ROCK INDUSTRIES, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               JUNE 30, 1997
                                (Unaudited)

(1)  Basis of Presentation

     The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the nine months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1997. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 1996.

(2)  Inventories

     Inventories consisted of the following (in thousands):

                                                June 30,     September 30,
                                                 1997           1996

     Finished products                         $ 18,396        $ 18,719
     Raw materials                                4,168           3,825
     Parts and supplies                             925             931
                                               $ 23,489        $ 23,475

(3)  Earnings Per Share

     Earnings per share are based on the weighted average number of common shares outstanding and common stock equivalents, where applicable, during the periods. Fully diluted earnings per share are not reported because their effect would have been less than 3% dilutive.

(4)  Debt

     On June 30, 1997, the Company amended its revolving credit and term
     loan agreement.   Under the amended agreement, the Company may borrow
     up to $75,000,000 on term loans payable in consecutive quarterly installments of 5% of the original amount commencing September 30, 2000 and a final payment of the unpaid balance on June 30, 2003. Interest is payable at the prime rate until June 30, 2000 and at 3/8
     of 1% above such prime rate thereafter.   Alternative interest rates
     based on the London interbank rate and/or the reserve-adjusted certificate of deposit rate are available at the Company's option.
     An annual commitment fee of 3/16 of 1% is payable on the unused amount of the commitment.

(5)  Supplemental Disclosures of Cash Flow Information

     Cash paid during the nine months ended June 30, 1997 and 1996 for certain expense items are (in thousands):

                                              1997          1996
      Interest expense, net of
       amount capitalized                   $   816        $1,581
      Income taxes                          $15,660        $9,654



     The following schedule summarizes noncash investing and financing activities for the nine months ended June 30, 1997 and 1996
     (in thousands):
                                              1997          1996

       Additions to property, plant
        and equipment from:
          Exchanges                         $  122           347
          Issuing debt                      $  116           260
       Additions to inventory
         from issuing debt                  $  360             -
       Additions to other assets from
         issuing debt                       $    -           300
       Additions to notes receivable
         from sales of property, plant
         and equipment                      $    -             6
       Addition to notes receivable from
         sales of other assets              $  200
       Additions to prepaid expenses
         from issuing debt                  $   96             -

(6) The Company and its subsidiaries are subject to legal proceedings and claims arising out of their businesses that cover a wide range of matters. Additional information concerning these matters is presented in Note 12 to the consolidated financial statements included in the Company's 1996 Annual Report to stockholders and Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1996, and such information is incorporated herein by reference.

               MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

For the third quarter and first nine months of fiscal 1997, ended June 30, 1997, consolidated net sales increased 12.3% and 15.1%, respectively, from the same periods last year. The increase for the third quarter was primarily attributable to a higher volume of sales and modest price increases. For the nine months the increase was primarily attributable to a higher volume of sales, a very mild winter in our non-Florida markets and modest price increases. Much of the modest price increases were in response to higher cement and other cost increases.

Gross profit increased 14.6% for the third quarter and 29.1% for the first nine months from the same periods last year. The increase in gross profit is a function of higher revenues and the strong marginal contribution due to the high fixed cost nature of the business. Gross profit margin for the third quarter improved to 23.7% from 23.2% and for the first nine months improved to 21.8% from 19.4% from last year.
These improvements were due primarily to increased volumes as sales price increases were substantially offset by higher cement and other cost increases.

Selling, general and administrative expense increased 9.0% for the third quarter and 13.7% for the first nine months from the same periods last year. Approximately 50% of the increase was due to increases in profit sharing and incentive compensation which are linked to profitability. Selling, general and administrative expense amounted to 8.9% of sales in current quarter and 9.4% for the first nine months. These are slightly lower than the same periods last year.

Interest expense for the third quarter declined to $239,000 from $647,000 and for the first nine months declined to $754,000 from $1,576,000 last year primarily due to reduced debt. Other income, net for the first nine months of this year includes a loss of $197,000 on the sale of an asset. Other income, net for the third quarter and first nine months of last year include a writedown in the carrying value of certain real estate of $1,000,000.

Summary and Outlook.   The condition of our construction markets remains
good.  While residential activity has slowed from last year's pace, the
trend in commercial construction has been robust.   Construction
activity overall continues at healthy levels in all segments in most of
our markets.   Low inflation and a healthy economy has resulted in
stable to lower interest rates which is favorable for construction activity and demand.

Financial Condition

The Company continues to maintain its sound financial condition with sufficient resources to meet anticipated capital expenditures and other operating requirements.

Other

The Company, as previously reported, commenced construction of the cement plant, April 7, 1997 despite existing appeals of the air permit issued by the Florida Department of Environmental Protection and site
permits issued by Alachua County.   The Company believes the current
appeals will be dismissed in due course and is proceeding with the construction of the plant.

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

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 1997.



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 1997                      FLORIDA ROCK INDUSTRIES, INC.


                                    RUGGLES B. CARLSON
                                    Ruggles B. Carlson
                                     Vice President-Finance
                                      and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)
                FLORIDA ROCK INDUSTRIES, INC.
          FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

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



                                                     Page No. in
                                                      Sequential
                                                      Numbering

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

(4)(b)(4) Third Amendment dated as of June 30, 1997 to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 5, 1990.
                                                             13

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





                                                     Page No. in
                                                      Sequential
                                                      Numbering

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

(10)(p)   Florida Rock Industries, Inc. 1996 Stock Option
          Plan.   Previously filed as appendix to the
          Company's Proxy Statement dated December 18, 1995.
          File No. 1-7159.

(11)      Computation of Earnings Per Common Share.        30

          (27)      Financial Data Schedule.