Form 10-K
period 1997-09-30
FLORIDA ROCK INDUSTRIES INC
filed 1997-12-12
CIK 37651

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-K

(Mark one)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended September 30, 1997
                                    OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

At December 1, 1997 the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $361,195,632. At such date there were 18,805,684 shares of the registrant's Common Stock outstanding.

                 Documents Incorporated by Reference

Portions of the Florida Rock Industries, Inc. 1997 Annual Report to stockholders are incorporated by reference in Parts I, II, III and IV.

Portions of the Florida Rock Industries, Inc. Proxy Statement dated December 15,1997 are incorporated by reference into Parts I and III.


                                  PART I
Item 1.  BUSINESS.

Florida Rock Industries, Inc., which was incorporated in Florida in 1945, and its subsidiaries (the "Company"), are principally engaged in the production and sale of ready mixed concrete and the mining, processing and sale of sand, gravel and crushed stone ("construction aggregates"). The Company also produces and sells concrete block and prestressed concrete and sells other building materials. The Company has commenced construction of a Portland Cement plant and a calcium plant. Substantially all of the Company's operations are conducted within the Southeastern United States, primarily in Florida, Georgia, Virginia, Maryland, Washington, D.C. and North Carolina.

Information as to the Company's business and new developments is presented under the caption "Operating Review" on pages 6 and 7 of the accompanying 1997 Annual Report to stockholders and such information is incorporated herein by reference. Information concerning the Company's new cement plant is present on page 13 under the caption "New Cement Plant" and on page 6 under the caption "Cement Plant" in the accompanying 1997 Annual Report to stockholders and such information is incorporated herein by reference.

Information as to principal classes of products and services and major markets is presented on pages 8 and 9 of the accompanying 1997 Annual Report to stockholders, under the caption "Management Analysis", and such information is incorporated herein by reference.

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

The Company operates seven crushed stone plants, nine sand plants and one industrial sand plant in Florida. It operates five crushed stone plants in Georgia; two sand and gravel plants and three crushed stone plants in Maryland; and two crushed stone plants and one sand and gravel plant in Virginia. The Company also operates aggregates distribution terminals in Central Florida; Northern Virginia; Norfolk/Virginia Beach, Virginia; Baltimore, Maryland; the Eastern Shore of Maryland and Washington, D.C. The Company's construction aggregates operations are spread throughout the Southeast. The Company sells construction aggregates throughout most of Florida with the principal exception of the panhandle. In Georgia the Company primarily serves the regional construction markets around Griffin, Macon, Rome and the southern portion of the Atlanta market. The Rome quarry also sells crushed limestone to a cement mill. In Virginia the Company primarily serves the Richmond, Norfolk/Virginia Beach and Northern Virginia markets. In Maryland the principal markets served are the greater Baltimore area, Frederick and Montgomery Counties and the Eastern Shore of Maryland from waterfront distribution yards. In Florida and
Georgia shipments are made by rail and truck.   In Virginia and Maryland the
Company primarily serves the regional construction markets around Richmond, Virginia and the greater Baltimore area by truck; and the Company's marine division ships materials by barge throughout the Chesapeake Bay area, along the James River between Richmond and Norfolk/Virginia Beach and as far north as Woodbridge, Virginia on the Potomac River.

The Company manufactures and markets ready mixed concrete, concrete block and prestressed concrete. It also markets other building materials. The Company's concrete operations serve: most of Florida with the principal exception of the panhandle; Southern Georgia; central Maryland; the Richmond-Petersburg-Hopewell and Norfolk/Virginia Beach areas of Virginia along with Northeastern Virginia and Washington, D.C.

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

During fiscal 1997 the Company purchased cement from 11 suppliers, the largest of which supplied approximately 31% of the cement used by the Company in its ready mixed concrete, concrete block, and prestressed concrete operations. At the present time there is an adequate supply of cement in the areas in which the Company operates.

In the fiscal year ended September 30, 1997 approximately 48% of the coarse aggregates and 57% of the sand used in the Company's concrete operations were produced by the Company. The remaining aggregates were purchased from other suppliers whose geographic locations coupled with transportation costs make it more economical to serve several of the Company's plants.

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

The Company employed approximately 2,448 persons at September 30, 1997.

Item 2.  PROPERTIES.

The Company's principal properties are located in Florida, Georgia, North Carolina, Virginia, Washington, D.C. and Maryland. The following table summarizes the Company's principal construction aggregates production
facilities and estimated reserves at September 30, 1997.   Reserves and acres
of the operations acquired on October 3, 1997 are included in the following table.
                          Tons        Tons of
                       Delivered in  Estimated  Approximate
                        Year Ended    Reserves     Acres
                         9/30/97      9/30/97   (L-Leased)(a)     Lease
                        (000's)       (000's)    (O-Owned)     Description
The Company has five
 limestone quarries in
 Florida located at Gulf
 Hammock (which also
 produces agricultural
 limestone), Brooksville,
 Ft. Myers (which also
 produces baserock),                                            12 leases
 Naples, and Miami (which                            L-19,801    expiring from
 also produces baserock) 9,745       171,000    O- 3,235     1998 to 2046

The Company has four
 granite and one lime-
 stone quarries in
 Georgia located at
 Griffin, Forest Park,                                        11 leases
 Macon, Tyrone and Rome                         L-1,524     expiring from

  (limestone)            6,674       155,000    O-  163      2000 to 2046

The Company has three
 crushed stone plants
 located at Havre de
 Grace, Frederick, and
 Greenspring, Maryland
 and two located near                                       L-   41   1 lease
 Richmond, Virginia      8,355       156,000    O-1,063     expiring 2018








                          Tons        Tons of
                       Delivered in  Estimated  Approximate
                        Year Ended    Reserves     Acres
                         9/30/97      9/30/97   (L-Leased)(a)     Lease
                        (000's)       (000's)    (O-Owned)     Description
The Company has two
 baserock plants
 located at Ft. Pierce                                      4 leases
 and Sunniland,                                             expiring in
     Florida              789         20,000    L-13,831    1998 and 2016

 The Company has nine
  sand plants located
  at Keystone Heights,
  Astatula, Lake County,
  Marion County (two
  locations) Keuka,
  Caloosa, Grandin and
  Lake Wales, Florida
  and three sand and
  gravel plants located
  at Leonardtown and
  Goose Bay, Maryland                                              20 leases

  and Turkey Island,                            L-12,023    expiring from
  Virginia.              7,404       169,000    O-  1906    1998 to 2046

Future reserves:
 Sand-two sites
  located in Glades                                                1 lease
  County and Lake County                              L-  390      expiring in
  Florida (c)                              38,000     O-  324      2024

 Limerock:                                                  1 lease
  Brooksville, Florida               100,000(b) L- 1,227    expiring in
  Newberry, Florida                   86,000    O-   258    2046

 Granite-two sites located                                      5 leases
  in Muscogee and Paulding                         L-   384     expiring from
  Counties, Georgia                      147,000   O-   542     2019 to 2049

 Marble-Carroll County,
  Maryland                            80,000    O-   413

 Limestone-Lee County,
  Florida (c)                         87,000    O- 2,859

(a)   Leased acreage includes all properties not owned by the Company as to which the Company has at least the right to mine construction aggregates for the terms specified.
(b)   Acres are included in the first line of the above table.
(c)   All of the required zoning or permits for these locations have not yet
been          obtained.

The Company operates eight construction aggregates distribution terminals located in Florida (two), Maryland (three), Virginia (two) and Washington D.
C. comprising approximately 125 acres, of which the Company owns 99 and leases
26.

The Company has 89 sites for its ready mixed concrete, concrete block and prestressed concrete plants in Florida, Georgia, North Carolina, Virginia and Maryland aggregating approximately 659 acres. Of these acres, the Company owns approximately 510 and leases approximately 149. The lease terms vary from month-to-month to expiring in 2019.

The Company leases, from FRP Properties, Inc., approximately six acres with two office buildings in Jacksonville, Florida which are used for its executive offices. Certain of the Company's subsidiaries lease administrative office space in Springfield, Virginia and Baltimore, Maryland. Other subsidiaries own administrative offices in Richmond, Virginia; and Salisbury, Maryland. In addition, the Company owns approximately 37 acres, some of which are used for shop facilities and some are held for future plant sites.

The Company owns certain other properties which are summarized as follows:

                                                            Approximate
          Type Property (1)               State                Acres

       Residential Land                 Maryland                432
       Residential Land                 New Jersey               33
       Industrial/Commercial            Virginia                285
       Industrial/Commercial            Florida                  46
       Industrial/Commercial            Maryland              1,238
       Industrial/Commercial            North Carolina           27
       Agricultural                     North Carolina           85

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

At September 30, 1997 certain property, plant and equipment with a carrying value of $ 9,109,000 was pledged on industrial development revenue bonds and certain other notes and contracts with an outstanding principal balance totaling $ 11,249,000 on such date.

Reference is made to certain leases with management-related persons disclosed in the Company's Proxy Statement, to be filed within 120 days of the close of the fiscal year on September 30, 1997, and in Note 2 to the Company's Consolidated Financial Statements included in its Annual Report to stockholders for the year ended September 30, 1997. Such information is incorporated herein by reference.

Item 3.  LEGAL PROCEEDINGS.

The Company has been advised of soil and groundwater contamination on or near a site used by the Company as a concrete block manufacturing facility in Kissimmee, Florida. The contamination by petroleum products apparently resulted from a leaking underground storage tank on the site. The contaminated soil and groundwater will have to be remediated in accordance with state and federal laws. An environmental consulting firm is investigating the site and has submitted a Contamination Assessment Report ("CAR") to the Florida Department of Environmental Protection ("DEP") for their review and approval. By letter dated July 12, 1995, the DEP requested additional site information. Pursuant to amended petroleum contaminated site cleanup funding procedures, the DEP notified the Company that it was eligible for state funded remediation assistance under the Florida Petroleum Liability and Restoration Insurance Program (FPLRIP) and assigned a site priority ranking score of 56. Future state assisted rehabilitation will be dictated by the site priority ranking score and shall be conducted on a pre-approval basis. The Company will seek reimbursement of past site cleanup costs from the FPLRIP and/or the Florida Abandoned Tank Restoration Program. This matter has been previously reported on the Form 10-K for the years ending September 30, 1993, 1994, 1995 and 1996 and on the Form 10-Q for the quarter ending June 30, 1995.

On May 8, 1992, oral arguments were held in the Government's appeal of the U.S. Claims Court judgment entered in favor of the Company in its inverse condemnation claim against the U.S. Army Corps of Engineers. The case involves a 98 acre parcel of a 1560 acre tract with limestone reserves in Dade County, Florida. On March 10, 1994, the Court of Appeals vacated the U.S. Claims Court judgment and remanded the case for further proceedings. The Company's petition for rehearing was denied on June 21, 1994. On September 20, 1994, the Company filed a petition for writ of certiorari in the U.S. Supreme Court. On January 3, 1995, the U.S. Supreme Court denied the petition for writ of certiorari.
On June 28, 1995, a hearing was held concerning issues to be decided on remand of the case to the U.S. Court of Federal Claims. A new trial was held on April 15, 1996. This case has been previously reported in the Form 10-K for the years 1981 through 1991 and the years 1994, 1995 and 1996 and in the Form 10-Q for the quarters ending June 1986, December 1986, March 1987, June 1988, June 1989, June 1990, June 1992 and December 30, 1994. (U.S. Claims Court, Case No. 266-82L and U.S. Court of Appeals, Case No. 91-5156.)

Note 12 to the Consolidated Financial Statements included in the accompanying 1997 Annual Report to stockholders are incorporated herein by reference.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.

EXECUTIVE OFFICERS OF THE COMPANY
Name                   Age             Office                  Position Since
Edward L. Baker        62   Chairman of the Board           May 1989
John D. Baker II       49   President and Chief             February 1996
                                Executive Officer
H. B. Horner           62   Executive Vice President        May 1989
C. J. Shepherdson      81   Vice President                  September 1972
S. Robert Hays         60   Vice President                  May 1984
Thompson S. Baker II   39   Vice President                  August 1991
Clarron E. Render, Jr. 55   Vice President                  August 1991
Fred W. Cohrs          64   Vice President                  February 1995
James J. Gilstrap      50   Vice President, Treasurer       August 1997
                             and Chief Financial Officer
Dennis D. Frick        55   Secretary                       October 1992
Wallace A. Patzke, Jr. 50   Vice President, Controller      August 1997
                                and Chief Accounting Officer
John W. Green          45   Assistant Secretary             October 1988

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

James J. Gilstrap joined the Company in March 1997 and was elected Vice
President and Chief Financial Officer in May 1997.   In August 1997, Mr.
Gilstrap was elected Treasurer. From 1993 to 1997, he was self employed as a private investor. From 1984 to 1993, he was a Partner and Executive Vice President and Chief Financial Officer for The Regency Group, Inc., a holding company with interests and operations in commercial real estate development, asset management, brokerage and financial services.

Dennis D. Frick has been with the Company since March 1980 as Associate Corporate Counsel.

In August 1997, Wallace A. Patzke, Jr. was elected to the additional position of Chief Accounting Officer. In October 1996, he was elected to the position of Vice President of the Company. He has served as Controller of the Company since December 1991.

All other officers have been employed by the Company in their respective positions for the past five years.

Edward L. Baker and John D. Baker II are brothers. Thompson S. Baker II is the son of Edward L. Baker.

All executive officers of the Company are elected annually by the Board of Directors.
                               PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

There were approximately 1,122 holders of record of Florida Rock Industries, Inc. common stock, $.10 par value, as of December 1, 1997. The Company's common stock is traded on the American Stock Exchange (Symbol: FRK). Information concerning stock prices and dividends paid during the past two years is included under the caption "Quarterly Results" on page 10 of the Company's 1997 Annual Report to stockholders and such information is incorporated herein by reference. Information concerning restrictions on the payment of cash dividends is included in Note 5 captioned "Lines of credit and debt" on page 17 of the Company's 1997 Annual Report to stockholders and such information is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 8 of the Company's 1997 Annual Report to stockholders, and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 is included under the captions "Management Analysis" on pages 8 and 9; "Capital Expenditures" on page 3; in the first paragraph under the caption "Summary and Outlook" on page 5; and in Notes 1 through 13 to the Consolidated Financial Statements included in the accompanying 1997 Annual Report to stockholders and in Item 3 "Legal Proceedings" of this Form 10-K. Such information is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 10 and on pages 10 through 20 of the Company's 1997 Annual Report to stockholders. Such information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No reportable events.

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information concerning directors required in response to this Item 10 is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement dated December 15, 1997, and such information is incorporated herein by reference.

Information concerning executive officers required in response to this Item 10 is included following Item 4 of this Form 10-K.


Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Executive Compensation", "Compensation Committee Report", "Compensation Committee Interlocks and Insider Participation", and "Shareholder Return Performance" in the Company's Proxy Statement dated December 15, 1997, and such information is incorporated herein by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Officers" in the Company's Proxy Statement dated December 15, 1997, and such information is incorporated herein by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement dated December 15, 1997 and in Note 2 to the Consolidated Financial Statements included in the accompanying 1997 Annual Report to stockholders, and such information is incorporated herein by reference.


                               PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2)Financial Statements and Financial Statement Schedules.

    The response to this item is submitted as a separate section. See Index to Financial Statements and Financial Statement Schedules on page 15 of this Form 10-K.

   (3)Exhibits

    The response to this item is submitted as a separate section. See Exhibit Index on pages 11 through 14 of this Form 10-K.

(b) Reports on Form 8-K.

    There were no reports on Form 8-K filed during the three months ended September 30, 1997.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                              FLORIDA ROCK INDUSTRIES, INC.

Date:  December 3, 1997                       By JAMES J. GILSTRAP
                                                 James J. Gilstrap
                                                 Vice President, Treasurer
                                                   and Chief Financial Officer

                                              By W. A. Patzke, Jr.
                                                 Wallace A. Patzke, Jr.
                                                 Vice President, Controller
                                                 and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 3, 1997.

JOHN D. BAKER II                                  ALBERT D. ERNEST, JR.
John D. Baker II                                   Albert D. Ernest, Jr.
Director, President and Chief                      Director
Executive Officer
(Principal Executive Officer)                     LUKE E. FICHTHORN III
                                                  Luke E. Fichthorn III
JAMES J. GILSTRAP                                  Director
James J. Gilstrap
Vice President, Treasurer and
 Chief Financial Officer                          FRANK M. HUBBARD
 (Principal Financial Officer)                     Frank M. Hubbard
                                                   Director
WALLACE A. PATZKE, JR.
Wallace A. Patzke, Jr.
Vice President, Controller and Chief
 Accounting Officer                               FRANCIS X. KNOTT
(Principal Accounting Officer)                     Francis X. Knott
                                                   Director
EDWARD L. BAKER
Edward L. Baker
Director
                                                  RADFORD D. LOVETT
T. S. BAKER II                                    Radford D. Lovett
Thompson S. Baker II                               Director
Director
                                                  W. THOMAS RICE
ALVIN R. CARPENTER                                 W. Thomas Rice
Alvin R. Carpenter                                 Director
Director
                                                  C. J. SHEPHERDON
CHARLES H. DENNY III                               C. J. Shepherdson
Charles H. Denny III                               Director
Director






                       FLORIDA ROCK INDUSTRIES, INC.
          FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

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

(4)(b)(4) Third Amendment dated as of June 30, 1997 to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 5, 1990. Previously filed with Form 10-Q for the quarter ended June 30, 1997. File No. 1-7159.

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

(10)(g) Amendment No. 1 to Amended Medical Reimbursement Plan of Florida Rock Industries, Inc. effective July 16, 1976. Previously filed with Form 10-K for the fiscal year ended September 30, 1980. File No. 1-7159






                                                           Page No. in
                                                            Sequential
                                                             Numbering
(10)(h) Tax Service Reimbursement Plan of Florida Rock Industries, Inc. effective October 1, 1976. Previously filed with Form 10-K for the fiscal year ended September 30, 1980. File No. 1-7159.

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

(10)(o) Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as collateral between Florida Rock Industries, Inc. and each of Edward L. Baker and John D. Baker II with aggregate face amounts of $5.4 million and $8.0
               million, respectively.   Previously filed with Form 10-Q for
               the quarter ended December 31, 1996.

(10)(p)        Florida Rock Industries, Inc. 1996 Stock Option Plan.
               Previously filed as appendix to the Company's Proxy Statement dated December 18, 1995.
               File No. 1-7159.

(11)           Computation of Earnings Per Common Share.

(13) The Company's 1997 Annual Report to stockholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 1997 Annual Report to stockholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.



                                                           Page No. in
                                                            Sequential
                                                             Numbering
(22)           Subsidiaries of the Company.   Previously filed with Form 10-K
               for the fiscal year ended September 30, 1993. File No. 1-7159.

(23) Consent of Deloitte & Touche LLP, Independent Certified Public Accountants, appears on page 17 of this Form 10-K.

(27)           Financial Data Schedule

                       FLORIDA ROCK INDUSTRIES, INC.
      INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          (Item 14(a)(1)and (2))

                                                              Page
Consolidated Financial Statements:
  Consolidated balance sheet at September 30, 1997 and 1996   12(a)

  For the years ended September 30, 1997, 1996 and 1995:
     Consolidated statement of income                         11(a)
     Consolidated statement of stockholders' equity           14(a)
     Consolidated statement of cash flows                     13(a)

  Notes to consolidated financial statements               15-20(a)

  Selected quarterly financial data (unaudited)               10(a)

  Independent Auditors' Report                                             10(a)

Consent of Independent Certified Public Accountants                        16(b)

Consolidated Financial Statement Schedules:

   Independent Auditors' Report                                            17(b)

   II - Valuation and qualifying accounts                     18(b)

(a) Refers to the page number in the Company's 1997 Annual Report to stockholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b)  Refers to the page number in this Form 10-K.

All other schedules have been omitted as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.


INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Post Effective Amendments No. 1 to the Registration Statements (Form S-8 Numbers 2-68961 and 2-76407) pertaining to the Florida Rock Industries, Inc. ("FRI") 1980 Employee Stock Purchase Plan and 1981 Stock Option Plan and the Registration Statements (Forms S-8 Numbers 33-56322, 33-56428, and 33-56430) pertaining to the Florida Rock Industries, Inc. 1991 Stock Option Plan, Amended and Restated Profit Sharing Plan and Trust including the Deferred Earnings Plan and Tax Reduction Act Employee Stock Ownership Plan and in the related Prospectuses of our report dated December 1, 1997, appearing in and incorporated by reference in this Annual Report on Form 10-K of FRI for the year ended September 30, 1997.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 12, 1997

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Florida Rock Industries, Inc.
Jacksonville, Florida

We have audited the consolidated financial statements of Florida Rock Industries, Inc. and its subsidiary companies ("FRI") as of September 30, 1997 and 1996, and for each of the three years in the period ended September 30, 1997, and have issued our report thereon dated December 1, 1997; such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of FRI, listed in Item 14. These financial statement schedules are the responsibility of FRI's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 1, 1997
                  FLORIDA ROCK INDUSTRIES, INC.
  SCHEDULE II (CONSOLIDATED) - VALUATION AND QUALIFYING ACCOUNTS
          YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995

                                    Additions
                Balance at    Charged to   Charged                   Balance
                Beginning     Costs and   to Other                   at end
Description      of Year      Expenses    Accounts   Deductions      of Year

Year ended
September 30,
1997:

Allowance for
 doubtful
 accounts       $1,393,203   $  278,809             $  545,779a     $1,126,233

Accrued risk
 insurance
 reserves       $7,084,194   $3,620,504             $2,471,713b     $8,232,985

Accrued risk
 reclamation
 costs          $5,257,813   $1,887,118             $  358,649b     $6,786,282

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


a) Accounts written off less recoveries
b) Payments

THOMPSON S. BAKER, 1905 - 1997


     This Annual Report is dedicated to Thompson S. Baker, founder and former Chairman of the Board of Florida Rock Industries, Inc., who passed away on February 24, 1997.

     Born in 1905 in Jacksonville, Florida, Tom graduated from Georgia Military
Academy and then from Davidson College.   At Davidson, he was president of the
student body and an All Southern Conference football player.   The toughness and
determination that made "Pinky" Baker a standout tackle at 165 pounds (wringing wet) was his trademark-not only in college, but throughout his business career.

     After graduation from Davidson, he went to work for his father at Baker &
Holmes Company, then the largest building materials company in Florida.   Within
four years, however, the great Florida "boom" went "bust", and the company went
out of business.   Soon thereafter, Tom convinced bank officials he could run the defunct Interlachen Sand Company, which was heavily laden with debt,
 better than they could, and they turned it over to him.   That transaction
 marked the beginning of what has grown to become Florida Rock.   The company
 was so small at the outset that it consisted essentially of Tom Baker and two other men loading sand into rail cards with wheelbarrows.

     In 1931, he joined forces with Jim Shands to form Shands & Baker. When Jim Shands died in a tragic accident, his brother, Bill, assumed his place in the
company.   The firm grew rapidly in the 1930's, both as a sales agent for sand plants throughout Florida and as a ready mix concrete supplier to many of the major military build-up projects taking place prior to World War II.

     No sooner than the Japanese had bombed Pearl Harbor, the business was put
in mothballs and the Marines had a 37 year old Second Lieutenant.   Four long
years later, Lt. Colonel Baker returned from the Pacific highly decorated and fully ready to reassume his leadership role at Shands & Baker.

     Under that leadership, the Company began a dramatic growth movement, entering the crushed stone business and opening new mines almost yearly
throughout the 1950's and 1960's.   In the late 1960's, Tom named his son, Ted,
as President of the Company, and together they took Shands & Baker public and continued to acquire aggregate and concrete operations throughout the southeast to build what is now Florida Rock Industries, Inc.


     Tom's activities were not limited to business, and he always found time to
share his talents with his community.   He has been Chairman of the Community
Chest and of the Boy Scouts in North Florida. He has been a board member of St. Luke's Hospital, YMCA, Rotary Club of Jacksonville, and the Jacksonville Port
Authority.   He has served on the Florida Council of 100 and has been a political advisor to most of Florida's governors and senators for the last 30 years.

     His footprints in Florida's sands are clearly seen but his imprint is even deeper on the employees that he worked so closely with throughout his career. From those two co-workers at Interlachen, in the early days, to the hundreds of others that he knew far more than by name, Tom Baker has been the heart and soul of both Florida Rock Industries, Inc. and its employees.

     We honor Tom Baker at his death with the dedication of this Annual Report. He will be missed.

                       Director Emeritus

In December 1997, two of Florida Rock's long-serving distinguished Directors
have been named Director Emeritus by the Company's Board of Directors.   Mr.
Frank M. Hubbard, a Director since 1972 and Mr. W. Thomas Rice, a Director since 1974, have been honored for their years of faithful, dedicated service to the Company. The Company is proud to recognize these gentlemen in this year's Annual Report.

                       Frank M. Hubbard

     Mr. Hubbard has served on the Florida Rock's Board of Directors since April
4, 1972.   He was born in Florence, South Carolina.   Mr. Hubbard attended
Clemson University studying Civil Engineering and Rollins College majoring in
Business Administration.   Mr. Hubbard's college program was interrupted by
World War II.   Mr. Hubbard served in the United States Army Corps of Engineers in the European Theater of Operations from 1942 to 1945 where he attained the rank of Captain and was awarded the Bronze star. He later received an honorary Doctor of Laws degree from Rollins College, an honorary Doctor of Public Service degree from the University of Central Florida and an honorary Doctor of Business Administration from Orlando College.

     Mr. Hubbard spent his career with Hubbard Construction Company, which was
founded by his father.   He served in a number of positions achieving the
position of President and Chairman of the company. Throughout his career Mr. Hubbard has been involved in many professional, industry, civic and charitable organizations where he has received numerous awards for service. Mr. Hubbard is currently Chairman of the A Friends Foundation Trust.

     W. Thomas Rice

     Mr. Rice has served on Florida Rock's Board of Directors since February
1974.   He was born in Hague (Westmoreland County), Virginia.  He graduated from
Virginia Polytechnic Institute in June 1934, with a BS degree in Civil Engineering, and later received an honorary LLD degree from Stetson University in May 1959, and an honorary DMS degree from The Citadel in May 1980.

     Mr. Rice was employed by Pennsylvania Railroad in the Operating Department from 1934 until called to active duty in the U.S. Army in 1942, with rank of
First Lieutenant.   He served three years in European and Asiatic Theaters;
subsequently served in active U.S. Army Reserve, attaining rank of Major
General(now retired).   Decorations include Legion of Merit with two Oak Leaf
Clusters.


     Mr. Rice entered service of the Richmond, Fredericksburg & Potomac Railroad
Company (RF&P) in February 1946, and held several managerial positions.   He was
elected President of RF&P January 1, 1955.   In 1957 he became President of
Atlantic Coast Line Railroad Company (ACL).   When ACL merged with Seaboard Air
Line Railroads in 1967 to form Seaboard Coast Line Railroad Company, he was
elected President and Director.   He was elected Chairman Chief Executive
Officer in 1970.   In 1978 he became Chairman Emeritus of Seaboard Coast Line
Industries,
Inc.

Annual Report 1997

CONSOLIDATED FINANCIAL HIGHLIGHTS
Years ended September 30
(Dollars in thousands except per share amounts)

                                                                     %
                                        1997       1996    Change

Net sales                               $456,803   398,673  + 14.6
Gross profit                            $ 99,174         79,103  + 25.4
Operating profit                             $ 56,078    42,335  + 32.5
Income before income taxes                   $ 56,370    41,110  + 37.1
Net income                                   $ 37,142    27,000  + 37.6

Per common share:
  Net income                            $   1.98      1.43  + 38.5
  Stockholders' equity                       $  14.09     12.30  + 14.6
  Cash dividend                              $    .25            .25
Return on ending stockholders' equity           14.0%      11.8

On October 1, 1997, the Board of Directors declared a 2 for 1 stock split. The number of shares and per share amounts included in this report have been restated to reflect this stock split.

1997 CORPORATE HIGHLIGHTS

Sales increased - 15%

Net income increased - 38%

Volumes increased

Continuing expense control and higher productivity

Construction commenced on Portland Cement facility on April
7, 1997

$47,296,000 invested in additional property, plant and equipment

$18,433,000 of cash on hand at year end

$75,000,000 revolving credit agreement all of which was available at year end

Short-term unsecured lines of credit aggregating $30,000,000 of which $29,700,000 was unused at year end

BUSINESS. The Company is a major basic construction materials company concentrating in the Southeastern and Mid-Atlantic states.

MISSION STATEMENT. Be an excellent construction materials company providing long-term growth and superior return on investment

VISION. Through employees committed to continuous improvement, we will provide quality materials and superb service for our customers; operate safe, environmentally responsible facilities that are well maintained and cost effective; and develop mutually beneficial relationships with our suppliers and the communities within which we operate.

To Our Stockholders:

     Fiscal 1997 was a record year for the Company. Net income increased 37.6% on a 14.6% increase in sales. The excellent results were due to a combination of factors and were driven by increased demand resulting from a healthy economy and favorable weather, modest price increases, management's control of expenses and the achievement of higher productivity within our business units.

  Results.   Sales for fiscal 1997 were $456,803,000 up 14.6% from
$398,673,000 in fiscal 1996. The increase in sales was due to increased volume and prices. The increased demand was attributable to growth in non-residential construction and infrastructure programs with residential construction remaining about level.

  Selling, general and administrative expense increased 17.2% primarily as the result of both higher sales and increased profit sharing and incentive compensation due to improved profits. Underlying expense levels for fiscal 1997 increased, but remained comparable as a percent of sales to last year.

  In fiscal 1997 operating profit increased 32.5% to $56,078,000 from $42,335,000 last year. Profit margins improved as the result of increased sales, improved efficiencies from ongoing cost containment programs and the volume leverage inherent in our business.

  Income before income taxes increased 37.1% to $56,370,000 from $41,110,000 in 1996. Net income was $37,142,000 a 37.6% increase from fiscal 1996's net income of $27,000,000. Earnings per share for 1997 were $1.98 a 38.5% increase over $1.43 last year. Earnings per share are adjusted to reflect the 2 for 1 stock split that was effective October 31, 1997.

  The weighted average number of shares used in the calculation of earnings per share, as adjusted for the 2 for 1 stock split, decreased to 18,794,000 for fiscal 1997 from 18,876,690 last year. The decrease is the result of common share repurchases during fiscal 1997 and those which occurred in the last half of fiscal 1996.

  New Cement Plant. On April 7, 1997, the Company commenced its planned construction of a 750,000 ton per year capacity Portland Cement production facility. It will be located on 1,500 acres owned and leased near the town of Newberry in Alachua County, Florida and is scheduled for completion mid-1999. The project is further discussed under the Operating Review section of this Annual Report.

  Capital Expenditures. Fiscal 1997 capital expenditures totaled $47,296,000. The capital expenditures were divided approximately 54% for replacements, including modernizing, safety and environmental, and 46% for expansion, land and aggregates deposits to be used in current and future operations. Depreciation, depletion and amortization for the fiscal year was $30,688,000.

  The fiscal 1998 total capital expenditure plan approximates
$114,170,000. Estimated depreciation and depletion is projected at $33,064,000. Approximately 28% of the planned expenditures is for plant and equipment replacements and modernization, 67% is for expansion and new projects, and 5% is for new plant sites and deposits. The expansion and new project portion of the capital expenditure plan includes $46,198,000 for the new cement plant. Expenditures for capital investments are subject to review and modification as market conditions and the economic picture evolve.

  Financial Management. Cash flow from operations of $69,501,000 enabled the Company to fund its major capital expenditure program for fiscal 1997, reduce debt and repurchase common stock and increase its net cash position.

  During 1997 total debt was reduced from $20,776,000 to $13,606,000 at September 30, 1997, while the cash on hand increased from $4,995,000 to $18,433,000.

  At September 30, 1997, the entire balance of $75,000,000 under the revolving credit agreement facility was available to the Company. During the past year the facility was extended until June 30, 2003. In addition, the Company has $30,000,000 in unsecured short-term bank lines of which $300,000 was utilized at year end.

  The Company is currently evaluating and pursuing additional financing alternatives that are available to meet its long term capital expenditure needs.

  Dividends. The Board of Directors maintained the semiannual dividend of $.125 per share. Consequently, cash dividends of $.25 per share were paid during the year to stockholders.

  Subsequent to fiscal year end, the Board declared the semiannual cash dividend of $.125 per share payable on January 2, 1998 to stockholders of record on December 16, 1997.

  The Board of Directors, on October 1, 1997, declared a 2 for 1 common stock split to shareholders of record on October 15, 1997, effective October 31, 1997.

  Stock Repurchase. The Board of Directors has authorized management to repurchase shares of the Company's common stock from time to time as opportunities may arise.

  Stockholders Meeting.  On February 5, 1997, the Annual Stockholders
Meeting was held in Jacksonville, Florida.  The stockholders elected Thompson
S. Baker and Frank M. Hubbard as directors to terms expiring in 2001.

  Safety, Environment and Community. Management continues its emphasis on a safe, drug-free work place. Four of the Company's quarries have each amassed more than 1,000,000 man-hours without experiencing a lost time accident.

  Annually the Company receives a number of awards recognizing operations in the aggregates industry for their pursuit of excellence. Maryland Rock Industries in Leonardtown, Maryland received national recognition in 1997 for winning the prestigious Environmental Eagle Gold Award from the National Stone Association. The award signifies superior performance in the maintenance of the environment in and around the operations with a corporate commitment to the full use of environmental controls systems. The Brooksville Quarry in Florida received a Community Relations Gold Medallion, the National Stone Association's highest honor for community relations, for involvement and support activities
in the Brooksville, Florida community.   Their participatio n in  Project
HELP-"Helping the Earth and Loving Nature with Protective Kids" led to certification as a wildlife habitat by the Wildlife Habitat Council. The Keuka Industrial Sand Plant in Interlachen, Florida won national acclaim as the Small Quarry of the Year in the National Stone Association's About Face Program. Created in 1975, the program recognizes and rewards aggregate producers who have made constructive and positive efforts to enhance the aesthetic appearance of their quarrying operations. About Face has received commendations from the private sector-sponsored Keep America Beautiful Program and the U. S. Department of Interior's Take Pride in America Program.

  During 1997 the Company continued to make both capital and operating expenditures in accordance with its goal to be not only in compliance with environmental regulations but also to be a model member of each community in which it has a presence.

  Business Process Improvement. The Company continues to place significant emphasis on and expand its initiative in total quality management. Since 1994 the company has been training its employees in the principles of quality and process improvement. This program is referred to as "Business Process Improvement (BPI)" and places significant emphasis in training our employees on customer satisfaction, employee involvement, teamwork and process improvement.

  During the fiscal year, the program was expanded to focus and train our employees in the essential elements of business planning processes. This phase of the total quality management initiative will define each business units goals and objectives in relation to the Company's overall mission.

       Recognitions. As mentioned in the dedication of this Annual Report, we lost our founder and Chairman Emeritus, Thompson S. Baker when he passed away on February 24, 1997. No words can describe the leadership he gave this Company nor the love he had for its employees.

       In December 1997, two of the Company's long-serving and distinguished Directors, Frank M. Hubbard and W. Thomas Rice were named Director Emeritus by the Company's Board of Directors. The Company is grateful for their years of faithful, dedicated service and is pleased to recognize them in this year's Annual Report.

       The Company also wishes to acknowledge the retirement of Donald L. Bloebaum, Ruggles B. Carlson and Robert C. Peace. The Company thanks them for their many years of service as part of the Company's senior management team. Their efforts contributed immeasurably toward the growth and success of the Company.

       Summary and Outlook. Sales in 1997 were excellent and better than anticipated because of the unexpected favorable weather conditions experienced in our markets. Increased volumes and prices, combined with continued cost containment resulted in improved earnings. The capital expenditure program continued to focus on higher than normal replacements and equipment to meetincreased demand and to improve efficiencies and expansion.

  In 1998 management expects moderate economic growth.  The Federal
Reserve's dedication to inflation containment is expected to result in fairly constant interest rates if not slightly higher rates in the coming year. Although mortgage interest rates have declined during 1997, single family home construction remains flat and unchanged from last year. Non-residential construction is moving with local supply and demand with evidence that more speculative construction is underway. Commercial industrial construction markets remain driven by capacity utilization and is near equilibrium. Federal and state infrastructure requirements are strong but will remain constrained by each respective state's ability to fund its programs. Higher funding levels between 1999 and 2004 are being proposed under a new Intermodal Surface Transportation Efficiency Act(ISTEA) bill that is scheduled for legislative action this year. The proposals under the new bill appear to have an excellent chance of passing and if passed should benefit our markets. Fiscal 1998 sales should remain in step with the Southeastern economy given continued reasonable economic prospects and the absence of over built conditions.

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



Respectfully yours,




Edward L. Baker
Chairman of the Board



John D. Baker II
President and Chief Executive Officer

Operating Review

Operations. The Company is a basic construction materials manufacturing company concentrating in the Southeastern and Mid-Atlantic states. Its main lines of business are construction aggregates(sand, gravel and crushed stone), ready mixed concrete, concrete block and prestressed concrete. It also markets other building materials. The Company will also manufacture portland cement and calcium products upon construction of new facilities for these purposes over the next two years.

  Sales increased in fiscal 1997 with continued growth in Florida, Georgia, Virginia and Maryland. Increased sales combined with improved operating efficiencies and ongoing cost containment programs generated record operating profits for the current fiscal year.

  The Company's construction aggregates group currently operates seven crushed stone plants, nine sand plants and one industrial sand plant in Florida. It operates five crushed stone plants in Georgia; two sand and gravel plants and three crushed stone plants in Maryland; and two crushed stone plants and one sand and gravel plant in Virginia. The Company also operates aggregates distribution terminals in Northern Virginia; Norfolk/Virginia Beach, Virginia; Baltimore, Maryland, the Eastern Shore of Maryland and Washington D.C. In Florida, the Company has two aggregates distribution terminals which are served by unit trains. The terminals serve Central Florida, including the Orlando and Polk County markets. The Company maintains substantial long-term reserves of sand and stone in Florida, Georgia, Maryland and Virginia which are owned or under long-term mining leases with terms generally commensurate with the extent of the deposits at current rates of extraction.

       Ready mixed concrete is produced and sold throughout peninsular Florida; South Georgia; Richmond, Norfolk/Virginia Beach, and Northeastern Virginia; Central Maryland; and Washington, D.C. At the end of fiscal 1997 the Company had 87 ready mixed concrete plants and 10 concrete block plants, and a delivery fleet of 962 ready mix and block trucks.

  Prestressed concrete products for commercial developments and bridge and highway construction are produced in Wilmington, North Carolina.

  Cement Plant. The manufacture of Portland Cement by the Company will broaden the Company's product line. The Company has received all necessary building, zoning and environmental permits to construct of a 750,000 ton capacity cement plant near Newberry, Florida and began construction on April 7, 1997. The contractor has moved equipment and initial manpower to the premises and the Company has placed orders on significant lead time equipment. The plant's completion is scheduled for mid-1999.

  Certain appeals to the zoning and air permits issued to the Company have been filed and are still in the courts. In addition, there is other litigation which could limit the emissions of the plant beyond practical limits. The Company is challenging these various forms of litigation and believes they are without merit and will be denied and resolved to the favor of the Company.

  When completed the cement plant will employ state-of-the-art technology for optimum energy consumption and pollution control technology. At capacity it is expected to be the low cost producer in its market area. The raw materials will be supplied from property presently owned and leased and zoned for mining and from nearby electric power plants.

  The cement will be shipped in bulk and bags in trucks and rail cars to ready mixed concrete plants, contractors and a variety of customers engaged in construction activities. It will also produce masonry cement which will be shipped in bags to distributors, such as building supply dealers.

  Consistent with the Company's high environmental standard, all materials which enter the process will be converted into a saleable product, avoiding any need to handle solid or liquid waste.

  New Developments. Management continues to modernize and expand operations where cost savings, higher productivity and long-term growth plans are warranted.

       The vast majority of capital expenditures during 1997 were for equipment replacements, expansions at existing facilities and construction of the new cement plant. During the current fiscal year, the Company completed the construction of an additional ready mixed concrete plant at the Universal Studio's construction site near Orlando, Florida and a ready mixed concrete plant was purchased and upgraded in Naples, Florida allowing the old plant site to be placed for sale. In the Northwest Dade County area of Florida, a ready mixed concrete plant was added which also serves a growing Southwest Broward County Florida market. The Company also constructed facilities and moved its precast lintel operations to Kissimmee, Florida.

  The Company has commenced construction of a calcium products plant in Brooksville, Florida which is expected to be operational in April 1998. An aggregate plant in Paulding County, Georgia is also being constructed which, when completed, will better serve our customers in Northwest Georgia.





















Five Year Summary Years ended September 30
(Dollars and shares in thousands except per share amounts)

                       1997          1996      1995      1994       1993

Summary of Operations
Net sales             $456,803  398,673   368,959   336,526    294,431
Gross profit          $ 99,174   79,103    73,752    59,431     41,704
Operating profit      $ 56,078   42,335    39,231    27,461     11,403
Interest expense      $    934    1,980     2,060     2,223      2,850
Income before income  $ 56,370   41,110    36,372    25,533     12,185
  taxes
Provision for income  $ 19,228   14,110    12,460     8,317      4,408
  taxes
Net income            $ 37,142   27,000    23,912    17,216      7,777

Per Common Share
Net income            $   1.98     1.43        1.25     .91        .42
Stockholders' equity  $  14.09    12.30     11.14     10.12       9.33
Cash dividend         $    .25      .25       .25       .25        .25

Financial Summary
Current assets        $104,194   87,082      78,788  75,720     73,017
Current liabilities   $ 55,676   51,857    57,614    49,298     52,033
Working capital       $ 48,518   35,225    21,174    26,422     20,984
Property, plant and
 equipment, net       $250,005  233,858   220,325   208,076    210,110
Total assets          $382,616    346,709 326,029   310,590    312,384
Long-term debt        $ 10,859   16,862     9,653    23,116     43,877
Stockholders' equity  $264,615    228,150 211,255   192,090    171,594

Other Data
Return on ending
 stockholders' equity       14.0%       11.8      11.3         9.0      4.5
Return on ending capital
 employed                   12.5%       10.3       9.6       7.4        3.7
Additions to property,
 plant and equipment    $ 47,296     45,544      40,374      23,121       33,558
Depreciation, depletion
 and amortization       $ 30,688     28,766      26,518      25,419       26,168
Weighted average number
 of shares                18,794     18,876      19,050      18,970       18,394
Number of employees at
 end of year               2,448      2,310       2,201       2,203        2,142
Stockholders of record     1,122      1,174       1,228       1,279        1,335

(a) Effective October 1, 1992, the Company changed its method of accounting for employee postretirement benefits in accordance with SFAS 106. The effect on fiscal 1993 was to reduce net income by $1,252,000 ($.07 per share).
(b) In 1997, 1996, 1995, 1994 and 1993 the Company reported a gain(loss) on the sale and/or write down of assets of $14,000, ($286,000), ($2,018,000),
($313,000) and $2,766,000, respectively. See Note 10 to the Consolidated Financial Statements.
(C) In 1993 the Company charged its provision for income taxes $748,000 to reflect the impact on the deferred income tax liability of the increase in the top Federal corporate income tax rate.

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

  Fiscal 1997 and 1996 sales increased 14.6% and 8.1% respectively, due to
both  volume and price increases.   In 1997, volumes were higher due to a very
mild winter in our non-Florida markets and growth in non-residential and
infrastructure programs.   Much of the 1997 price increases were in response
to higher cement and other cost increases.

  The contribution made to net sales from the sale of construction materials by the principal classes of products and services for the five years ended September 30 is as follows:

                              1997      1996      1995      1994       1993
Ready mixed concrete            59%       58        58        56         56
Construction aggregates         37%       41        40        41         42
Other concrete products and
  building materials            10%       10        10        11         10
Less intercompany               (6%)      (9 )      (8 )      (8 )       (8 )
                               100%      100       100       100        100

  The estimated contribution to revenues from the sale of construction materials by major markets follows:

                              1997       1996      1995       1994      1993
Commercial and industrial       44%        45        37         36        45
Residential                     32%        35        40         42        29
Highway and
  governmental                  24%        20        23         22        26

  In fiscal 1997 gross profit increased 25.4% while the gross profit margin increased to 21.8% from 19.8%. The increase in gross profit is a function of higher revenues and the strong marginal contribution due to the
high fixed cost nature of the business.   The improvement in gross profit
margin was due primarily to increased volumes as sales price increases were substantially offset by higher cement and other cost increases.

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

  The 17.2% and 6.5% increase in selling, general and administrative expense in 1997 and 1996 over the prior year, respectively, was primarily due to an increase in basic expense levels due to increased sales and an increase in profit sharing and incentive compensation which are linked to profitability.

  Interest income in 1997 remained stable with 1996.   In 1996, interest
income increased over 1995 due principally to an increase in the average rate.

  See Note 10 to the Consolidated Financial Statements for information concerning the gain (loss) on the sale and/or write down of assets.

  Liquidity and Capital Resources. The following key financial measurements reflect the Company's sound financial position and substantial capital resources at September 30 (dollars in thousands):

                                       1997            1996             1995
Cash and cash
  equivalents                       $ 18,433              4,995           925
Total debt                          $ 13,606             20,776        23,224
Current ratio                       1.9 to 1          1.7  to 1      1.4 to 1
Debt as a percent of
  capital employed                      4.5%                7.6           8.9
Unused revolving credit             $ 75,000             69,000        75,000
Unused short-term lines             $ 29,700             28,600        20,600

  In fiscal 1997 cash flows from operations of $69,501,000 covered the cash required for capital expenditures and other investing activities, the net debt repayment of $8,137,000, the paying of the regular dividend and the repurchase of $4,632,000 of common stock. In fiscal 1996 cash flows from operations of $55,716,000 covered the cash required for capital expenditures and other investing activities, the net debt repayment of $3,007,000, the paying of the regular dividend and the repurchase of $5,389,000 of common stock.

  The Company expects its 1998 expenditures for property, plant and equipment to be approximately $114,000,000 versus depreciation and depletion of $33,000,000. Approximately $46,000,000 of the budget is for the cement plant. Management believes that the necessary funds will be obtained through internal generation, borrowing under existing loan agreements and other sources of borrowing. In November 1997, the Company borrowed $14,000,000 under an Industrial Revenue Bond facility for financing a portion of the cement plant. The Company has available $75,000,000 under the revolving credit agreement which was unused and available at September 30, 1997. The Company's normal capital expenditures are by and large discretionary and not contractual commitments until the actual orders are placed. However, over time it is desirable and necessary to both replace equipment due to wear and tear and to make capital expenditures to improve efficiencies and expand capacity where warranted. At September 30, 1997, the Company had placed orders and was committed, subject to certain cancellation provisions, to construction contracts and equipment for the cement plant costing approximately $64,673,000.

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

  Inflation. In the past four years price increases have generally offset inflation. In prior years price increases failed to equal inflation and in certain markets prices declined due to competition.


Quarterly Results (unaudited)

(Dollars in thousands except per share amounts)

                       First            Second            Third           Fourth
                   1997      1996    1997     1996   1997       1996    1997     1996

Net sales         $ 106,383  92,265  101,611 85,801  123,907 110,331 124,902  110,276

Gross profit      $  22,101  16,899   20,792 13,465   29,307  25,571  26,974   23,168

Operating
 profit           $  12,653   8,578   10,061  4,472   18,301  15,473  15,063   13,812

Income before
 income taxes     $  12,440   8,390   10,058  4,268   18,465  13,800  15,407   14,652

Net income        $   8,086   5,495    6,537  2,796   12,003   9,039  10,516    9,670

Per common share:
    Net income    $     .43     .29      .35    .15      .65     .48     .55      .52
    Cash dividend     $    .125    .125        -      -     .125    .125       -        -
    Market price:
        High      $   16.88   14.63    17.44  14.75    20.94   13.38   30.00    14.69
        Low       $   14.31   13.12    15.66  12.50    15.12   12.18   20.38    11.63

See Note 14 to the Consolidated Financial Statements.

Independent Auditors' Report

To the Board of Directors and Stockholders
Florida Rock Industries, Inc.

We have audited the accompanying consolidated balance sheets of Florida Rock Industries, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Florida Rock Industries, Inc. and subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 1, 1997

Florida Rock Industries, Inc.
Consolidated Statement of Income  Years ended September 30

(Dollars and shares in thousands except per share amounts)

                                                 1997       1996       1995

Net sales                                     $456,803    398,673     368,959
Cost of sales                                  357,629    319,570     295,207

Gross profit                                    99,174     79,103      73,752
Selling, general and administrative expense     43,096     36,768      34,521

Operating profit                                56,078     42,335      39,231
Interest expense                                  (934)    (1,980)     (2,060)
Interest income                                    712        713         616
Gain (loss) on sale and/or write down of assets
 ($1,248 related party loss in 1995)                14       (286)     (2,018)
Other income, net                                  500        328         603
Income before income taxes                      56,370     41,110      36,372
Provision for income taxes                      19,228     14,110      12,460

Net income                                    $ 37,142     27,000      23,912

Earnings per common share                        $1.98       1.43        1.25

Weighted average number of shares used in       18,794     18,876      19,050
 computing earnings per common share

See accompanying notes.

Florida Rock Industries, Inc.
Consolidated Balance Sheet  September 30

(Dollars in thousands)

                                                     1997               1996
Assets
Current assets:
  Cash and cash equivalents                      $  18,433              4,995
  Accounts receivable, less allowance for
   doubtful accounts of $1,126 ($1,393 in 1996)     56,723             52,436
  Inventories                                       22,587             23,475
  Prepaid expenses and other                         6,451              6,176

         Total current assets                      104,194             87,082
Other assets                                        28,417             25,769
Property, plant and equipment, at cost:
  Land                                             111,643            107,644
  Plant and equipment                              440,928            411,882
                                                   552,571            519,526
  Less accumulated depreciation and depletion      302,566            285,668
          Net property, plant and equipment        250,005            233,858
                                                 $ 382,616            346,709

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term notes payable to banks              $     300              1,400
  Accounts payable                                  32,867             28,602
  Federal and state income taxes                         0              3,507
  Accrued payroll and benefits                      11,483              7,710
  Accrued insurance reserves                         2,230              2,679
  Accrued liabilities, other                         6,349              5,445
  Long-term debt due within one year                 2,447              2,514

          Total current liabilities                 55,676             51,857
Long-term debt                                      10,859             16,862
Deferred income taxes                               28,387             29,699
Accrued employee benefits                           11,531             10,726
Long-term accrued insurance reserves                 6,153              4,985
Other accrued liabilities                            5,395              4,430

Commitments and contingent liabilities
  (Notes 9, 12 and 13)
Stockholders' equity:
  Preferred stock, no par value;
       10,000,000 shares authorized, none issued         -                  -
  Common stock, $.10 par value;
       50,000,000 shares authorized, 18,974,618
      shares issued                                  1,897              1,897
  Capital in excess of par value                    18,053             16,452
  Retained earnings                                247,733            215,195
  Less cost of treasury stock; 195,434 shares
   (425,856 shares in 1996)                         (3,068)            (5,394)
         Total stockholders' equity                264,615            228,150
                                                  $382,616            346,709

See accompanying notes.

Florida Rock Industries, Inc.
Consolidated Statement of Cash Flows  Years ended September 30

(Dollars in thousands)
                                                      1997     1996      1995
Cash flows from operating activities:
  Net income                                      $ 37,142   27,000    23,912
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation, depletion and amortization       30,688   28,766    26,518
     Net changes in operating assets and
      liabilities:
       Accounts receivable                          (4,398)  (4,532)      820
       Inventories                                   1,249      849    (3,709)
       Prepaid expenses and other                     (465)     (89)     (100)
       Accounts payable and accrued liabilities      7,922    7,539     6,339
     Decrease in deferred income taxes              (1,184)  (1,777)     (150)
     Gain on disposition of property, plant and
       equipment                                    (1,886)  (1,977)   (1,006)
     Other, net                                        433      (63)    2,074
Net cash provided by operating activities           69,501   55,716    54,698

Cash flows from investing activities:
  Purchase of property, plant and equipment        (46,493) (44,872)  (40,218)
  Proceeds from the sale of property, plant and
    equipment                                        3,436    5,259     1,393
  Additions to other assets                         (9,775)  (1,641)   (2,232)
  Proceeds from the disposition of other assets        218    2,585        80
  Collection of notes receivable                     5,364      135       507
Net cash used in investing activities              (47,250) (38,534)  (40,470)

Cash flows from financing activities:
  Proceeds from long-term debt                         -      6,000       -
  Net increase (decrease) in short-term debt        (1,100)  (8,000)    2,700
  Repayment of long-term debt                       (7,037)  (1,007)  (12,060)
  Exercise of employee stock options                 8,560      -         -
  Repurchase of Company stock                       (4,632)  (5,389)       (3)
  Payment of dividends                              (4,604)  (4,716)   (4,744)
Net cash used in financing activities               (8,813) (13,112)  (14,107)
Net increase in cash and cash equivalents           13,438    4,070       121

Cash and cash equivalents at beginning of year       4,995      925       804
Cash and cash equivalents at end of year           $18,433    4,995       925

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest expense, net of amount capitalized   $   948    1,926     2,144
     Income taxes                                  $23,255   15,435    11,425
  Noncash investing and financing activities:
     Additions to property, plant and equipment from:
       Exchanges                                   $   294      412        49
       Issuing debt                                $   509      260       107
     Additions to inventory from issuing debt      $   360       -         -
     Additions to prepaid expenses from issuing
       debt                                        $    96       -         -
     Additions to other assets from issuing debt   $    -       300        -
     Addition to notes receivable from the sale of
       property, plant and equipment               $   200        6        -



  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturities of three months or less at the time of purchase to be cash equivalents.
See accompanying notes.

Florida Rock Industries, Inc.
Consolidated Statement of Stockholders' Equity  Years ended September 30

(Dollars in thousands except per share amounts)

                                        Capital in
                       Common Stock     Excess of    Retained   Treasury Stock
                     Shares    Amount   Par Value    Earnings   Shares  Amount

Balance at October 1,
1994                 18,974,618 $1,897    16,452     173,743     (174)     (2)
Shares purchased for
 treasury                                                        (188)     (3)
Net income                                           23,912
Cash dividends
( $.25 per share)                                     (4,744)

Balance at September
 30, 1995           18,974,618  1,897    16,452     192,911     (362)     (5)
Shares purchased for
 treasury                                                   (425,494) (5,389)
Net income                                           27,000
Cash dividends
($.25 per share)                                     (4,716)

Balance at September
 30, 1996           18,974,618  1,897    16,452      215,195 (425,856) (5,394)
Shares purchased for
 treasury                                                    (296,278) (4,632)
Exercise of stock
 options                                    126               526,700   6,958
Tax benefits on stock
 options exercised                        1,475
Net income                                            37,142
Cash dividends
 ($.25 per share)                                     (4,604)
Balance at September
 30, 1997           18,974,618 $1,897    18,053      247,733 (195,434) (3,068)


See accompanying notes.

Florida Rock Industries, Inc.
Notes to Consolidated Financial Statements

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

  DEPRECIATION, DEPLETION AND AMORTIZATION - Provision for depreciation of plant and equipment is computed using the straight-line method based on the following estimated useful lives:

                                                      Years
Buildings and improvements                             8-30
Machinery and equipment                                3-15
Automobiles, trucks and mobile equipment               3-8
Furniture and fixtures                                 3-10

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

   NEW ACCOUNTING REQUIREMENTS -   Effective October 1, 1996, the Company
adopted Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans. However, it also allows companies to continue to measure cost for such plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the fair value based method, compensation cost is measured at the date of grant on the value of the award and is recognized over the service period,
which is usually the vesting period.   Under the intrinsic value based method,
compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee
must pay to acquire the stock.   The Company has elected to continue to
account for its employee stock compensation plans under APB 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

Effective October 1, 1996, the Company adopted Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Impairment is assessed by comparing the book value of such assets to the estimated undiscounted future operating cash flows expected to result from the use of the asset and its final disposition. If the sum of the expected future cash flow is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. The Company completed its evaluation of the impact of adoption of SFAS 121 and no adjustment of the carrying value of long-lived assets was necessary.

In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 128, "Earnings per Share".   SFAS 128 establishes standards for computing
earnings per share ("EPS") and applies to all entities with publicly held
common stock or potential common stock.   SFAS 128 replaces the presentation
of primary EPS and fully diluted EPS with a presentation of basic EPS and
diluted EPS, respectively.   Basic EPS excludes dilution, and is computed by
dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could
share in the earnings.   SFAS 128 will be adopted by the Company for the
fiscal quarter ending December 31, 1997 and earnings per share for all prior
periods will be restated upon adoption.   Had the Company adopted SFAS 128 for
the periods presented, basic and diluted earnings per share would have been $2.01 and $1.98, respectively, for the year ended September 30, 1997.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning
after December 15, 1997.   SFAS 131 establishes standards for reporting
information about operating segments in annual financial statements and requires selected information about operating segments in interim financial
reports issued to shareholders.   It also establishes standards for related
disclosures about products and services, geographic areas and major customers.
 Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in
assessing performance.   SFAS 131 requires reporting segment profit or loss,
certain specific revenue and expense items and segments assets.   It also
requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to
corresponding amounts reported in the financial statements.   Restatement of
comparative information for earlier periods presented is required in the
initial year of application.   Interim information is not required until the
second year of application, at which time comparative information is required.
 The Company has not determined the impact that the adoption of this new
accounting standard will have on its financial statement disclosures.   The
Company will adopt this accounting standard October 1, 1998, as required.

2. Transactions with related parties. As of September 30, 1997 seven of the Company's directors were also directors of FRP Properties, Inc. ("FRPP").
Such directors own approximately 40% of the stock of FRPP and 30% of the stock of the Company. Accordingly, FRPP and the Company are considered related parties.

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

  The Company paid rents, royalties and transportation charges to subsidiaries of FRPP totaling $6,006,000 in 1997, $6,544,000 in 1996 and $5,869,000 in
1995.

  At September 30, 1997 and 1996 the Company had a net account payable due to subsidiaries of FRPP totaling $206,000 and $283,000, respectively.

  Under an agreement extending until September 30, 1999, the Company furnishes certain management and related services, including financial, tax, legal, administrative, accounting and computer, to FRPP and its subsidiaries.
Charges for such services were $1,414,000 in 1997, $1,383,000 in 1996, and $1,312,000 in 1995.

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

3. Inventories. Inventories at September 30 consisted of the following (in thousands):
                                           1997               1996
Finished products                       $ 18,151          18,719
Raw materials                              3,630           3,825
Parts and supplies                           806             931
                                        $ 22,587          23,475
   The excess of current cost over the LIFO stated values of inventories was $4,984,000 at September 30, 1997 and $5,438,000 at September 30, 1996.

4. Other assets. Other assets at September 30 consisted of the following (in thousands):
                                           1997          1996
Real estate                             $  2,101           2,321
Notes receivable                             118           5,271
Goodwill at cost less accumulated
 amortization of $3,446
 ($3,116 in 1996)                          9,470           9,799
Other                                     16,728           8,378
                                        $ 28,417          25,769

5. Lines of credit and debt. Long-term debt at September 30 is summarized as follows (in thousands):
                                           1997            1996
Unsecured notes:
  8%-10% notes                          $  2,057           1,678
  Revolving credit                             -           6,000
Industrial development
  revenue bonds                            9,569          10,249
7% - 12% secured notes
  and contracts                            1,680           1,449
                                          13,306          19,376
Less portion due within
    one year                               2,447           2,514
                                        $ 10,859          16,862

   Of the industrial development revenue bonds at September 30, 1997, $7,550,000 is due between 2004 and 2021. The bonds provide for quarterly interest payments between 68.0% and 71.5% of prime rate (8.5% at September 30, 1997). The bonds are subject to Purchase and Put Agreements with several banks whereby the bondholders may, at their option, sell the bonds to the Company during the following fiscal years: $400,000 in 1998; $2,675,000 in 1999; $2,875,000 in
2000; $700,000 in 2001; and $900,000 in 2002. The balance of the industrial development revenue bonds totaling $2,019,000 at September 30, 1997 is at floating rates of interest and matures through 1999. The bonds are collateralized by certain property, plant and equipment having a carrying value of $5,330,000 at September 30, 1997.

  The secured notes and contracts are collateralized by certain real estate having a carrying value of approximately $3,779,000 at September 30, 1997 and are payable in installments through 2011.

   The aggregate amount of principal payments, excluding the revolving credit, due subsequent to September 30, 1997, assuming that all of the industrial development revenue bondholders exercise their options to sell the bonds to the Company is: 1998 - $2,447,000; 1999 - $4,307,000; 2000 - $3,927,000; 2001
- $946,000; 2002 - $1,402,000 and
 subsequent years - $277,000.

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

   The Company also has available short-term lines of credit from three banks aggregating $30,000,000. Under these lines the Company may borrow funds for a period of one to ninety days. There is no commitment fee and the banks can terminate the lines at any time. The interest rate is determined at the time of each borrowing. The weighted average interest rates on such borrowings at September 30, 1997 and 1996 were 6.0% and 6.3%, respectively.

   The various loan agreements contain restrictive covenants, including a requirement to maintain a consolidated current ratio and consolidated tangible net worth (as defined) at certain levels, limitations on paying cash dividends, and other restrictions. As of September 30, 1997, under the most restrictive of the agreements, $81,452,000 of consolidated retained earnings was not restricted as to payment of cash dividends.

   The Company capitalized interest cost of $176,000 in 1997 and $32,000 in 1996.

6. Stock option plan. The Company has a stock option plan under which options for shares of common stock may be granted to directors, officers and key employees. At September 30, 1997, 82,000 shares of common stock were available for future grants.

Option transactions for the fiscal years ended September 30 are summarized as follows:

                             1997              1996                 1995
                               Average            Average             Average
                  Options  Price(1)  Options  Price(1)  Options   Price(1)
Shares under option:
  Outstanding at
   beginning of year 1,086,200   13.32  1,092,700   13.32  1,069,200    13.29
  Granted              918,000   16.41       -        -       35,000    13.97
  Exercised           (526,700)  13.45       -        -         -         -
  Canceled              (8,700)  13.89     (6,500)  12.56    (11,500)   12.56

Outstanding at end of
  year                1,468,800  15.20  1,086,200   13.32  1,092,700    13.32

 Options exercisable at
   end of year          522,000           896,760            743,020
(1) Weighted average exercise price
The following table summarizes information concerning stock options outstanding at September 30, 1997.


                 Options        Options        Remaining
Exercise Price        Outstanding         Exercisable           Life
$  12.375                  27,000           16,200          4.7 years
   12.5625                371,800          371,800          4.7 years
   13.96875                35,000           14,000          4.3 years
   15.1875                120,000          120,000          1.3 years
   16.4063                915,000                -          9.5 years

  Total                 1,468,800          522,000

Remaining non-exercisable options as of September 30, 1997 become exercisable as follows:
1998-195,400; 1999-195,400; 2000-190,000; 2001-183,000 and 2002-183,000.

  Options granted have been at a price equal to the fair market value of the Company's common stock on the dates of grant. The options expire from seven to ten years from the date of grant and become exercisable in cumulative installments of 20% each year after a one year waiting period from the date of grant.

  If compensation cost for stock option grants had been determined based on the Black-Scholes option pricing model value at the grant date for the 1997 awards consistent with the provisions of SFAS No. 123, the Company's 1997 net income and earnings per share would have been $36,839,000 and $1.96 per share,
respectively.   The SFAS 123 method has not been applied to options granted prior to October 1, 1996, and the pro forma compensation expense may not be indicative of pro forma expense in future years. The fair value of options granted is estimated to be $6.01 on the date of grant using the following assumptions; dividend yield of 1.5%, expected volatility of 25.9%, risk-free interest rates of 6.8% and expected lives of 7 years.

7. Income taxes. The provision for income taxes for the fiscal years ended September 30 consisted of the following (in thousands):
                                    1997            1996         1995
Current:
  Federal                         $ 17,211        13,421          10,507
  State                              3,201         2,466           2,103
                                    20,412        15,887          12,610
Deferred                           ( 1,184)       (1,777)           (150)
  Total                           $ 19,228        14,110          12,460


  A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate follows (in thousands):
                                     1997           1996        1995
Amount computed at statutory
  Federal rate                     $19,730        14,389         12,731
Effect of percentage depletion      (2,144)       (1,890)        (1,599)
State income taxes (net of Federal
  income tax benefit)                1,998         1,419          1,219
Other, net                            (356)          192            109
Provision for income taxes         $19,228        14,110         12,460

   The types of temporary differences and their related tax effects that give rise to deferred tax assets and deferred tax liabilities at September 30 are presented below:

                                    1997            1996
Deferred tax liabilities:
 Basis difference in property,
  plant and equipment             $ 36,383        36,441
 Other                                 901           735
  Gross deferred tax liabilities    37,284        37,176

Deferred tax assets:
 Insurance reserves                  3,300         2,899
 Other accrued liabilities           9,002         7,946
 Other                                 643           810
 Gross deferred tax assets          12,945        11,655
Net deferred tax liability        $ 24,339        25,521

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

   Net periodic pension cost (income) for fiscal years ended September 30 included the following components (in thousands):

                                           1997             1996         1995
Service cost-benefits earned during
  the period                            $    291         328             377
Interest cost on projected benefit
  obligation                               1,178       1,131           1,132

Actual return on assets                   (4,088)     (2,984)         (2,501)
Net amortization and deferral              2,302       1,429           1,094
Curtailment gain                               -        (184)              -
Cost of early retirement program             194           -               -

Net periodic pension cost (income)      ($   123)    (   280)            102

  Assumptions used in determining the net periodic pension cost are discount rate of 7.25%, rate of increase in compensation levels of 5% and expected long-term rate of return on assets of 9%.

  The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet at September 30 (in thousands):
                                           1997              1996
                                          Assets        Assets
                                          Exceed        Exceed
                                       Accumulated    Accumulated
                                         Benefits       Benefits
Actuarial present value of vested
 benefit obligations                    ($16,261)      (15,250)
Accumulated benefit obligation          ($16,306)      (15,317)
Projected benefit obligation            ($17,205)      (16,561)
Plan assets at fair value                 21,887        18,772
Plan assets in excess of
 projected benefit obligation              4,682         2,211
Unrecognized net gain                     (4,393)       (1,952)
Unrecognized transition asset               (605)         (691)
Unrecognized prior service cost               (2)           (9)
Accrued pension cost                  ($     318)      (   441)

     Union employees are covered by multi-employer plans not administered by the Company. Payments of $427,000, $202,000 and $219,000 were made to these plans during fiscal 1997, 1996 and 1995, respectively.

     Additionally, the Company and certain subsidiaries have savings/profit sharing plans for the benefit of qualified employees. The savings feature of the plans incorporates the provisions of Section 401(k) of the Internal Revenue Code. Under the savings feature of the plans, eligible employees may elect to save a portion (within limits) of their compensation on a tax deferred basis. The Company contributes to a participant's account an amount equal to 50% (with certain limits) of the participant's contribution. Additionally, the Company and certain subsidiaries may make annual contributions to the plans as determined by the Board of Directors, with certain limitations. The plans provide for deferred vesting with benefits payable upon retirement or earlier termination of employment. The total cost of the plans was $4,938,000 in 1997; $3,927,000 in 1996 and $3,510,000 in 1995.

    The Company has a management security plan for certain officers and key employees. The accruals for future benefits are based upon the remaining years to retirement of the participating employees. The Company has purchased life insurance on the lives of the participants and it is the owner and beneficiary of such policies. The expense for fiscal 1997, 1996 and 1995 was $1,814,000, $1,593,000 and $1,296,000, respectively.

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

     The following table sets forth the plans' combined status reconciled with the accrued postretirement benefit cost included in the Company's consolidated balance sheet at September 30 (in thousands):


                                            1997        1996      1995
Accumulated postretirement benefit
 obligations:
 Retirees                              $   1,122        1,310     1,424
 Fully eligible active participants          436          517       616
 Other active participants                 1,077        1,094       874
  Total APBO                               2,635        2,921     2,914

 Unrecognized net loss from past
   experience different from that
   assumed and from changes in
   assumptions                              (490)      (1,011)   (1,221)
 Unrecognized prior service costs            299          473       684
 Accrued postretirement benefit cost   $   2,444        2,383     2,377

     Net periodic postretirement benefit cost for fiscal years ended September 30 includes the following components (in thousands):
                                           1997       1996       1995
Service cost of benefits earned
 during the period                    $     129        134        133
Interest cost on APBO                       178        197        206
Net amortization and deferral              (176)      (130)      (101)

Net periodic postretirement benefit
 cost                                  $     131        201        238

     The discount rate used in determining the Net Periodic Postretirement Benefit Cost and the APBO was 7.25%.

9. Leases. Certain plant sites, office space and equipment are rented under operating leases. Total rental expense, excluding mineral leases, for fiscal 1997, 1996 and 1995 was $4,176,000, $3,867,000 and $4,231,000, respectively.
Future minimum lease payments under operating leases with an initial or remaining noncancelable term in excess of one year, exclusive of mineral leases, at September 30, 1997 are as follows: 1998-$1,497,000; 1999-$1,445,000;
2000-$1,349,000; 2001-$1,329,000; 2002-1,324,000 after 2002-$8,053,000.  Certain leases include options for renewal. Most leases require the Company to pay for utilities, insurance and maintenance.

The Company has a long-term lease, which may not be canceled prior to September 1, 1998, with FRPP for sand reserves near Grandin, Florida. Under the lease the Company will pay minimum royalties of $1,000,000 per year.

10. Gain (loss) on sale and/or write down of assets. In fiscal 1997 the Company recorded a gain on the sale certain real estate totaling $14,000 . In fiscal 1996 the Company recorded a loss on the sale and write down of the carrying value of certain real estate totaling $1,619,000 and a gain on the sale of a lease of $1,333,000. In fiscal 1995 the Company recorded a loss on the write down of the carrying value of certain real estate totaling $2,018,000.

11. Fair values of financial instruments. At September 30, 1997 and 1996 the carrying amount reported in the balance sheet for cash and cash equivalents, notes receivable, short-term notes payable to banks, revolving credit and industrial development revenue bonds approximate their fair value. The fair values of the Company's other long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At September 30, 1997 the carrying amount and fair value of such other long-term debt was $3,737,000 and $3,863,000, respectively. At September 30, 1996 the carrying amount and fair value of such other long-term debt was $3,127,000 and $3,240,000, respectively.

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

13. Commitments. At September 30, 1997, the Company had placed orders and was committed to purchase equipment costing approximately $14,608,000. In addition, the Company had placed orders and was committed, subject to certain cancellation provisions, to construction contracts and equipment for the cement plant costing approximately $64,673,000.

14. Fourth quarter financial information (unaudited). In the fourth quarter of 1996, the Company strengthened its risk insurance reserves approximately $1,000,000.

15. Subsequent events.   On October 1, 1997, the Company's Board of Directors
declared a 2 for 1 stock split.   On October 31, 1997, one share of common stock
was distributed for each common share held on October 15, 1997.     The stock
split is reflected in all periods in the accompanying financial statements.

  At September 30, 1997, $8,792,000 of cash was held in escrow pending the
closing of an acquisition of a quarry and distribution yard.   The cash is
included in other assets in the accompanying balance sheet. The acquisition closed on October 3, 1997 and will not have a material effect on the results of operation.

Directors and Officers

Directors

Edward L. Baker (1)(4)
Chairman of the Board
of the Company

John D. Baker II (1)(4)
President and Chief Executive Officer
of the Company

Thompson S. Baker II
Vice President of the Company

Alvin R. (Pete) Carpenter (3)(4)
President and Chief Executive Officer
of CSX Transportation, Inc.

Charles H. Denny III (2)
Investments

Albert D. Ernest, Jr. (3)(4)
President of Albert Ernest Enterprises

Luke E. Fichthorn III (2)(4)
Private Investment Banker,
Twain Associates and Chairman of the
Board and Chief Executive Officer of
Bairnco Corporation

Frank M. Hubbard (2)(3)
Chairman of the Board of
A. Friends' Foundation Trust

Francis X. Knott (2)
Chief Executive Officer
of Partners Management Company

Radford D. Lovett    (3)(4)
Chairman of the Board of
Commodores Point Terminal Corp.

W. Thomas Rice (2)(3)
Chairman Emeritus of Seaboard
Coast Line Industries, Inc.

C. J. Shepherdson
Vice President of the Company
________________
(1) Member of the Executive Committee
(2) Member of the Audit Committee
(3) Member of the Compensation Committee
(4) Member of the Long Range Planning Committee

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

C. J. Shepherdson
Vice President
Chairman, Northern Concrete Group

S. Robert Hays
Vice President
President, Florida Concrete Group

Fred W. Cohrs
Vice President
President, Cement Group

Clarron E. Render, Jr.
Vice President
President, Northern Concrete Group

Thompson S. Baker II
Vice President
President, Aggregates Group

James J. Gilstrap
Vice President, Treasurer and
Chief Financial Officer

Wallace A. Patzke, Jr.
Vice President, Controller and
Chief Accounting Officer

Dennis D. Frick
Secretary
Corporate Counsel

John W. Green
Assistant Secretary
Director of Corporate Credit



Florida Rock Industries, Inc.

General Office:  155 East 21st Street
Jacksonville, Florida  32206
Telephone:  (904) 355-1781

Annual Meeting

Shareholders are cordially invited to attend the Annual Stockholders Meeting which will be held at 9 a.m. local time, on Wednesday, February 4, 1998, at the general offices of the Company, 155 East 21st Street, Jacksonville, Florida.

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