Form 10-Q
period 1997-12-31
FLORIDA ROCK INDUSTRIES INC
filed 1998-02-06
CIK 37651

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark one)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 2, 1998: 18,810,684 shares of $.10 par value common stock.

                           FLORIDA ROCK INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                              December 31,      September 30,
                                                  1997             1997
ASSETS
Current assets:
 Cash and cash equivalents                     $   14,605           18,433
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $1,335 ($1,126 at September 30, 1997)            49,441           56,723
 Inventories                                       22,622           22,587
 Prepaid expenses and other                         5,941            6,451
  Total current assets                             92,609          104,194
Other assets                                       33,706           28,417
Property, plant and equipment, at cost:
 Land                                             111,592          111,643
 Plant and equipment                              469,345          440,928
                                                  580,937          552,571
 Less accumulated depreciation,
  depletion and amortization                      308,313          302,566
  Net property, plant and equipment               272,624          250,005
                                               $  398,939          382,616
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $        0              300
 Accounts payable                                  33,365           32,867
 Dividends payable                                  2,351               --
 Accrued income taxes                               2,046               --
 Accrued payroll and benefits                       5,183           11,483
 Accrued insurance reserve                          3,720            2,230
 Accrued liabilities, other                         4,388            6,349
 Long-term debt due within one year                 2,297            2,447
  Total current liabilities                        53,350           55,676

Long-term debt                                     24,304           10,859
Deferred income taxes                              27,499           28,387
Accrued employee benefits                          11,814           11,531
Long-term accrued insurance reserves                6,153            6,153
Other accrued liabilities                           5,587            5,395
Stockholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 18,974,618 shares issued       1,897            1,897
 Capital in excess of par value                    18,243           18,053
 Retained earnings                                252,749          247,733
 Less cost of treasury stock, 163,934
  shares (195,434 shares at September
  30, 1997)                                        (2,657)          (3,068)
  Total stockholders' equity                      270,232          264,615
                                               $  398,939          382,616
See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  (In thousands except per share amounts)
                                (Unaudited)



                                                         Three Months ended
                                                            December 31,
                                                          1997          1996


Net sales                                               $111,624      106,383
Cost of sales                                             89,860       84,282

Gross profit                                              21,764       22,101

Selling, general and
 administrative expense                                   10,569        9,448

Operating profit                                          11,195       12,653

Interest expense                                            (165)        (257)
Interest income                                              235          154
Other income, net                                            102         (110)

Income before income taxes                                11,367       12,440
Provision for income taxes                                 4,001        4,354

Net income                                               $ 7,366        8,086

Earnings per share:
 Basic                                                      $.39          .44
 Diluted                                                    $.38          .44

Cash dividends per common share                            $.125         .125

Shares used in computing:
 Basic earnings per share                                 18,802       18,400
 Diluted earnings per share                               19,163       18,495


See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                THREE MONTHS ENDED DECEMBER, 1997 AND 1996
                              (In thousands)
                                (Unaudited)

                                                    1997             1996
Cash flows from operating activities:
  Net income                                          $ 7,366            8,086
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization            7,493            7,454
    Net changes in operating assets and
     liabilities:
     Accounts receivable                                7,263            5,191
     Inventories                                          (35)             683
     Prepaid expenses and other                           509           (1,061)
     Accounts payable and accrued liabilities          (4,225)          (3,169)
  Decrease in deferred income taxes                      (888)               -
  Gain on disposition of property, plant and
     equipment                                             (9)            (110)
  Other, net                                              473              203

 Net cash provided by operating activities             17,947           17,277

Cash flows from investing activities:
  Purchase of property, plant and equipment           (21,292)          (4,801)
  Proceeds from the sale of property, plant and
   equipment                                              175              612
  Additions to other assets                              (309)            (222)
  Proceeds from the disposition of other assets            29               89
  Collections of notes receivable                          26               24

Net cash used in investing activities                 (21,371)          (4,298)

Cash flows from financing activities:
  Net decrease in short-term debt                        (300)          (1,100)
  Repayment of long-term debt                            (705)          (6,737)
  Exercise of employee stock options                      601              956
  Repurchase of Company stock                              -            (4,105)

Net cash provided by (used in)financing activities       (404)         (10,986)

Net increase in cash and cash equivalents              (3,828)           1,993
Cash and cash equivalents at beginning of year         18,433            4,995

Cash and cash equivalents at end of period            $14,605            6,988


See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             DECEMBER 31, 1997
                                (Unaudited)

(1)  Basis of Presentation

     The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months ended December 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1998. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 1997.

(2)  Inventories

     Inventories consisted of the following (in thousands):

                                               December 31,   September 30,
                                                  1997            1997

      Finished products                         $ 17,896         18,151
      Raw materials                                3,760          3,630
      Parts and supplies                             966            806
                                                $ 22,622         22,587

(3)  Earnings Per Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the presentation of primary earnings per share (EPS) and fully diluted EPS with a presentation of basic EPS and diluted EPS. Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share are based on the weighted average number of common shares outstanding and potential dilution of securities that
     could share in earnings.   Earnings per share for all prior periods
     have been restated.

(4)  Supplemental Disclosures of Cash Flow Information

     Cash paid during the three months ended December 31, 1997 and 1996 for certain expense items are (in thousands):

                                              1997          1996
      Interest expense, net of
       amount capitalized                   $  122            216
      Income taxes                          $1,845          2,643



     The following schedule summarizes noncash investing and financing activities for the three months ended December 31, 1997 and 1996 (in thousands):
                                              1997          1996

       Additions to property, plant
        and equipment from:
          Exchanges                         $    15            11
          Issuing debt                      $     -           116
          Using escrow cash included
            in other assets                 $ 8,792             -
       Additions to inventory
         from issuing debt                  $     -           360
       Additions to prepaid expenses
         from issuing debt                  $     -            96
       Additions to other assets from
         issuing debt                       $14,000             -

(5) The Company and its subsidiaries are subject to legal proceedings and claims arising out of their businesses that cover a wide range of matters. Additional information concerning these matters is presented in Note 12 to the consolidated financial statements included in the Company's 1997 Annual Report to stockholders and Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1997, and such information is incorporated herein by reference.

               MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

For the first quarter of fiscal 1998, ended December 31, 1997, consolidated net sales increased 4.9% to $111,624,000 from $106,383,000 in the same quarter last year. The increased sales were attributable to continuation of strong construction activities and demand for construction materials primarily in our southern markets and modest price increases.

Gross profit decreased 1.5% to $21,764,000 from $22,101,000 last year. The decrease in gross profit is primarily attributed to higher planned maintenance
expenses and other costs at the quarries.   Gross profit margin decreased to
19.5% from 20.8% last year primarily as a result of these costs.

Selling, general and administrative expense increased 11.9%. Selling, general and administrative expense increased to 9.5% of sales from 8.9% last year. The increase was due primarily to the increase in sales, additional staffing
and project-related expenses.   The additional staffing is in anticipation of
new computer systems and projects.

Interest expense declined to $165,000 from $257,000 last year due to an increase in the amount of interest capitalized this year and a slight decrease in the average interest rate partially offset by an increase in the average debt outstanding. For the first quarter of fiscal 1998, interest capitalized was $170,000 versus $26,000 last year. Other income, net for the last year includes a loss of $197,000 on the sale of an asset.

Summary and Outlook.  Construction activity remains strong.   Residential home
construction and new home sales remain stable at healthy levels as a result of low interest rates. However, activity varies by market. Non-residential construction is moving with local supply and demand with evidence that more speculative construction is underway. Federal and state infrastructure requirements remains strong. Sales should remain in line with the Southeastern
economy given continued reasonable economic prospects.   However, normal
seasonal winter weather in our construction markets during the second quarter call could adversely impact sales relative to last year.

Financial Condition

The Company continues to maintain its sound financial condition with sufficient resources to meet anticipated capital expenditures and other operating requirements.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1997 and such information is incorporated herein by reference.

                      PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Note 12 to the consolidated financial statements included in the Company's 1997 Annual Report to stockholders, and Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1997 are incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page 8 of this Form 10-Q.

(b) Reports on Form 8-K. During the three months ended December 31, 1997, the Company filed a Form 8-K dated October 1, 1997 reporting the declaration of a 2 for 1 stock split under Item 5, "Other Events".



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 4, 1998                    FLORIDA ROCK INDUSTRIES, INC.


                                    JAMES J. GILSTRAP
                                    James J. Gilstrap
                                     Vice President, Treasurer
                                        and Chief Financial Officer



                                     WALLACE A. PATZKE, JR.
                                     Wallace A. Patzke, Jr.
                                     Vice President, Controller
                                         and Chief Accounting Officer

                FLORIDA ROCK INDUSTRIES, INC.
        FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1997

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

(10)(a) Employment Agreement dated June 12, 1972 between Florida Rock Industries, Inc. and Charles J. Shepherdson, Sr. and form of Addendum thereto. Previously filed with Form S-1 dated June 29, 1972. File No. 2-44839

(10)(b) Addendums dated April 3, 1974 and November 18, 1975 to Employment Agreement dated June 12, 1972 between Florida Rock Industries, Inc., and Charles
               J. Shepherdson, Sr. Previously filed with Form 10-K for the fiscal year ended September 30, 1975. File No. 1-7159.



                                                      Page No. in
                                                       Sequential
                                                        Numbering

(10)(c)        Florida Rock Industries, Inc. 1981 Stock Option
               Plan.  Previously filed with Form S-8 dated March
               3, 1982.  File No. 2-76407.

(10)(d)        Amended Medical Reimbursement Plan of Florida Rock
               Industries, Inc., effective May 24, 1976.
               Previously filed with Form 10-K for the fiscal year ended September 30, 1980. File No. 1-7159.

(10)(e) Amendment No. 1 to Amended Medical Reimbursement Plan of Florida Rock Industries, Inc. effective July 16, 1976. Previously filed with Form 10-K for the fiscal year ended September 30, 1980. File No. 1-7159.

(10)(f) Tax Service Reimbursement Plan of Florida Rock Industries, Inc. effective October 1, 1976. Previously filed with Form 10-K for the fiscal year ended September 30, 1980. File No. 1-7159.

(10)(g) Amendment No. 1 to Tax Service Reimbursement Plan of Florida Rock Industries, Inc. Previously filed with Form 10-K for the fiscal year ended September
               30, 1981.  File No. 1-7159.

(10)(h) Amendment No. 2 to Tax Service Reimbursement Plan of Florida Rock Industries, Inc. Previously filed with Form 10-K for the fiscal year ended September
               30, 1985.  File No. 1-7159.

(10)(i) Summary of Management Incentive Compensation Plan as amended effective October 1, 1992. Previously filed with Form 10-K for the fiscal year ended
               September 30, 1993.  File No. 1-7159.

(10)(j)        Florida Rock Industries, Inc. Management Security
               Plan. Previously filed with Form 10-K for the fiscal year ended September 30, 1985. File No. 1-7159.

(10)(k) Various mining royalty agreements with FRTL or its subsidiary, none of which are presently believed to be material individually, but all of which may be material in the aggregate. Previously filed with Form 10-K for the fiscal year ended September 30, 1986. File No. 1-7159.

(10)(l) Florida Rock Industries, Inc. 1991 Stock Option Plan. Previously filed with Form 10-K for the fiscal year ended September 30, 1992. And February 1, 1995 Amendment to Florida Rock Industries, Inc. 1991 Stock Option Plan. Previously filed as appendix to the Company's Proxy Statement dated December 15, 1994. File No. 1-7159.

                                                      Page No. in
                                                       Sequential
                                                        Numbering

(10)(m) Form of Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as collateral between Florida Rock Industries, Inc. and each of Edward L. Baker and John D. Baker, II with aggregate face amounts of $5.4 million and $8.0 million, respectively.

(10)(n)   Florida Rock Industries, Inc. 1996 Stock Option
          Plan. Previously filed as appendix to the Company's Proxy Statement dated December 18, 1995.
          File No. 1-7159.

(11)           Computation of Earnings Per Common Share.

(27)      Financial Data Schedule