Form 10-Q
period 1998-03-31
FLORIDA ROCK INDUSTRIES INC
filed 1998-05-08
CIK 37651

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark one)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 4, 1998: 18,845,584 shares of $.10 par value common stock.

                           FLORIDA ROCK INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                                March 31,      September 30,
                                                  1998             1997
ASSETS
Current assets:
 Cash and cash equivalents                     $    2,191           18,433
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $1,448 ($1,126 at September 30, 1997)            54,501           56,723
 Inventories                                       24,620           22,587
 Prepaid expenses and other                         5,751            6,451
  Total current assets                             87,063          104,194
Other assets                                       32,066           28,417
Property, plant and equipment, at cost:
 Land                                             118,232          111,643
 Plant and equipment                              487,697          440,928
                                                  605,929          552,571
 Less accumulated depreciation,
  depletion and amortization                      311,927          302,566
  Net property, plant and equipment               294,002          250,005
                                               $  413,131          382,616
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $    6,800              300
 Accounts payable                                  33,675           32,867
 Accrued income taxes                                 214               --
 Accrued payroll and benefits                       7,599           11,483
 Accrued insurance reserve                          3,795            2,230
 Accrued liabilities, other                         5,373            6,349
 Long-term debt due within one year                 2,297            2,447
  Total current liabilities                        59,753           55,676

Long-term debt                                     24,161           10,859
Deferred income taxes                              27,112           28,387
Accrued employee benefits                          12,139           11,531
Long-term accrued insurance reserves                6,153            6,153
Other accrued liabilities                           5,662            5,395
Stockholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 18,974,618 shares issued       1,897            1,897
 Capital in excess of par value                    18,283           18,053
 Retained earnings                                260,072          247,733
 Less cost of treasury stock, 133,034
  shares (195,434 shares at September
  30, 1997)                                        (2,101)          (3,068)
  Total stockholders' equity                      278,151          264,615
                                               $  413,131          382,616
See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  (In thousands except per share amounts)
                                (Unaudited)



                                 Three Months ended        Six Months ended
                                    March 31,                 March 31,
                                 1998       1997          1998         1997


Net sales                       $107,696    101,611       219,320     207,994
Cost of sales                     85,157     80,819       175,017     165,101

Gross profit                      22,539     20,792        44,303      42,893

Selling, general and
 administrative expense           11,465     10,731        22,034      20,179

Operating profit                  11,074     10,061        22,269      22,714

Interest expense                    (169)      (258)         (334)       (515)
Interest income                      335        171           570         325
Other income, net                     63         84           165         (26)

Income before income taxes        11,303     10,058        22,670      22,498
Provision for income taxes         3,979      3,521         7,980       7,875

Net income                      $  7,324      6,537        14,690      14,623

Earnings per share:
 Basic                             $.39        .36          $.78         .79
 Diluted                           $.38        .35          $.77         .79

Cash dividends per common share    $  -          -          .125        .125

Shares used in computing:
 Basic earnings per share        18,813     18,362        18,809       18,479
 Diluted earnings per share      19,150     18,480        19,160       18,580


See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                  SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                              (In thousands)
                                (Unaudited)

                                                    1998             1997
Cash flows from operating activities:
  Net income                                          $14,690           14,623
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization           15,398           15,163
    Net changes in operating assets and
     liabilities:
     Accounts receivable                                2,131            4,065
     Inventories                                       (2,033)            (932)
     Prepaid expenses and other                           185             (324)
     Accounts payable and accrued liabilities          (1,386)          (1,073)
  Decrease in deferred income taxes                      (772)          (1,694)
  Gain on disposition of property, plant and
     equipment                                           (354)            (462)
  Other, net                                                3              284

 Net cash provided by operating activities             27,862           29,650

Cash flows from investing activities:
  Purchase of property, plant and equipment           (48,915)         (20,188)
  Proceeds from the sale of property, plant and
   equipment                                              575              980
  Additions to other assets                              (552)            (266)
  Proceeds from the disposition of other assets           179              136
  Collections of notes receivable                         111               53

Net cash used in investing activities                 (48,602)         (19,285)

Cash flows from financing activities:
  Net increase (decrease) short-term debt               6,500           (1,100)
  Repayment of long-term debt                            (847)          (6,882)
  Payment of dividends                            (2,351)        (2,293)
  Exercise of employee stock options                    1,199            1,765
  Repurchase of Company stock                              (3)          (4,631)

Net cash provided by (used in)financing activities      4,498          (13,141)

Net decrease in cash and cash equivalents             (16,242)          (2,776)
Cash and cash equivalents at beginning of year         18,433            4,995

Cash and cash equivalents at end of period            $ 2,191            2,219


See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              MARCH 31, 1998
                                (Unaudited)

(1)  Basis of Presentation

     The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the six months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1998. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 1997.

(2)  Inventories

     Inventories consisted of the following (in thousands):

                                                March 31,   September 30,
                                                  1998            1997

      Finished products                         $ 20,028         18,151
      Raw materials                                3,742          3,630
      Parts and supplies                             850            806
                                                $ 24,620         22,587

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

(4)  Supplemental Disclosures of Cash Flow Information

     Cash paid during the six months ended March 31, 1998 and 1997 for certain expense items are (in thousands):

                                              1998          1997
      Interest expense, net of
       amount capitalized                   $  225            484
      Income taxes                          $7,357         12,209

     The following schedule summarizes noncash investing and financing activities for the six months ended March 31, 1998 and 1997
     (in thousands):
                                              1998          1997

       Additions to property, plant
        and equipment from:
          Exchanges                         $   331            11
          Issuing debt                      $ 1,408           116
          Using escrow cash included
            in other assets                 $ 8,792             -
       Additions to inventory
         from issuing debt                  $     -           360
       Additions to prepaid expenses
         from issuing debt                  $     -            96
       Additions to notes receivable
         from sales of other assets         $     -           200
       Additions to other assets from
         issuing debt                       $12,592             -

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

For the second quarter of fiscal 1998, consolidated net sales increased 6.0% to $107,696,000 from $101,611,000 in the same quarter last year. For the first six months of 1998, net sales increased 5.4% to $219,320,000 from $207,994,000 for
the first six months of 1997.   The increase in sales were primarily
attributable strong building activity which resulted in higher demand for
construction products in the Company's markets.   Sales also increased as a
result of modest price increases in core products.

Gross profit for the second quarter of 1998 increased 8.4% to $22,539,000 from $20,792,000 last year. For the first six months of 1998, gross profit increased
3.3% to $44,303,000 from $42,893,000 last year.   Gross profit margin remained
level with last year.   Higher sales and the adjustment of certain operating
liabilities resulted in the increase in gross profit.   However, continued
spending for planned repair and maintenance projects adversely impacted gross profit and margin when compared to the same periods last year.

Selling, general and administrative expense increased 6.8% for the second quarter and 9.2% for the first six months from the same periods last year. Selling, general and administrative expense for the second quarter was 10.6% of sales which was level with last year. For the first six months, these expenses
increased to 10.0% of sales from 9.7% last year.   The increase was due
primarily to the increase in sales, additional staffing, project-related expenses, profit sharing expense and costs associated with listing on the New
York Stock Exchange.   The additional staffing is in anticipation of new
computer systems and projects.

Interest expense for the second quarter declined to $169,000 from $258,000 last year and for the first six months declined to $334,000 from $515,000 last year due to an increase in the amount of interest capitalized this year and a decrease in the average interest rate partially offset by an increase in the average debt outstanding. For the second quarter of fiscal 1998, interest capitalized was $231,000 versus no interest capitalized last year and for the first six months was $400,000 compared to $26,000 last year. Other income, net for the first six months last year includes a loss of $197,000 on the sale of an asset.

Net earnings for the quarter were $7,324,000 up 12% from last year.   Diluted
earnings per share for the quarter were $.38 up 8.5% from last year.   Net
earnings for the six months were $14,690,000 up 0.4% from last year.   Diluted
earnings per share for the six months were $.77 down 2.6% from last year.   The
average number of shares used in the calculation of diluted earnings per share for the second quarter and six months of this fiscal year were 3.7% higher due to issuance and price appreciation in the Company's common stock since last year on options granted under the Company's stock option plans.

Summary and Outlook.  At present, the economic condition and outlook of the
construction industry is healthy and favorable.   Low interest rates coupled
with low inflation and strong economic fundamentals have produced an excellent
environment for construction activity.   Assuming a continuation of stable and
low interest rates, the outlook for residential construction and new home sales should remain positive through year end but activity will continue to vary by geographic region.

Commercial construction remains strong as indications of declining vacancy rates, rising rental rates and increasing speculative construction are being
reported.   Proposed public spending for highway infrastructure is positive as each House of Congress has recently approved a transportation bill that would increase highway spending by 40% nationwide over the previous six year period. It is anticipated that the demand and sale of construction products should continue to be strong for the remainder of fiscal 1998.



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

Other

The Company commenced with the construction of the cement plant in fiscal 1997. Certain appeals to the zoning and air permits issued to the Company have been
filed and are still in the courts.   In addition, there is other litigation
which could limit the emissions of the plant beyond practical limits.   On
February 19, 1998, the First District Court of Appeals upheld the issuance of
the air permit.   The Company is challenging these various forms of litigation and believes they are without merit and will be denied and resolved to the favor of the Company.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Note 12 to the consolidated financial statements included in the Company's 1997 Annual Report to stockholders, and Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1997 are incorporated herein by reference.

Item 4.  Submission of Matters to a Vote Security Holders

On February 4, 1998, the Company held its annual shareholders meeting.   At the
meeting the stockholders elected the following directors by the vote shown:

                                                                Not Voted/
                                Term         Votes     Votes      Broker/
                               Ending         For     Abstain    Nominees

Thompson S. Baker, II           2001      17,249,975  126,265      -0-
Albert D. Ernest, Jr.           2001      17,285,207   91,033      -0-
Luke E. Fichthorn, III          2001      17,111,903  264,337      -0-
C. J. Shepherdson               2001      17,249,560  126,680      -0-

The stockholders also voted to amend Article VII of the Restated Articles of Incorporation to reduce the number of classes of directors from four to three and to reduce the term of office of directors from four years to three years by the following vote.

                               Votes         Votes          Not Voted
                                For         Withheld     Broker/Nominees

                             16,446,326       1,682          925,225



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page 8 of this Form 10-Q.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended March 31, 1998.



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 1998                              FLORIDA ROCK INDUSTRIES, INC.


                                    JAMES J. GILSTRAP
                                    James J. Gilstrap
                                     Vice President, Treasurer
                                        and Chief Financial Officer



                                     WALLACE A. PATZKE, JR.
                                     Wallace A. Patzke, Jr.
                                     Vice President, Controller
                                       and Chief Accounting Officer

                FLORIDA ROCK INDUSTRIES, INC.
         FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

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

(3)(a)(2) Amendment to the Articles of Incorporation of Florida Rock Industries, Inc. filed with the Secretary of State of Florida on February 19, 1992. Previously filed with Form 10-K for the fiscal year ended
               September 30, 1993.  File No. 1-7159.

(3)(a)(3) Amendments to the Articles of Incorporation of Florida Rock Industries, Inc. filed with the
               Secretary of the State of Florida on February 7,
               1995. Previously filed as appendix to the Company's Proxy Statement dated December 15, 1994.

(3)(a)(4) Amendment to the Articles of Incorporation of Florida Rock Industries, Inc. filed with the
          Secretary of State of Florida on February 4, 1998.

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

(3)(b)(3) Amendment to the Bylaws of Florida Rock Industries,
          Inc. adopted February 4, 1998.








                                                     Page No. in
                                                       Sequential
                                                       Numbering

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

(4)(b)(2) First Amendment dated as of September 30, 1992 to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 5, 1990. Previously filed with Form 10-K for the fiscal year ended
               September 30, 1992.  File No. 1-7159.

(4)(b)(3) Second Amendment dated as of June 30, 1994 to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 5,1990. Previously, filed with Form 10-Q for the quarter ended June 30,
               1994.   File 1-7159.

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







                                                   Page No. in
                                                    Sequential
                                                    Numbering

(10)(l)        Florida Rock Industries, Inc. 1991 Stock Option Plan.
               Previously filed with Form 10-K for the fiscal year ended September 30, 1992. And February 1, 1995 Amendment to Florida Rock Industries, Inc. 1991 Stock Option Plan. Previously filed as appendix to the Company's Proxy Statement dated December 15, 1994. File No. 1-7159.

(10)(m) Form of Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as collateral between Florida Rock Industries, Inc. and each of Edward L. Baker and John D. Baker, II with aggregate face amounts of $5.4 million and $8.0 million,
               respectively.   Previously filed with Form 10-Q for
               the quarter ended June 30, 1997.   File 1-7159.

(10)(n)   Florida Rock Industries, Inc. 1996 Stock Option Plan.
          Previously filed as appendix to the Company's Proxy
          Statement dated December 18, 1995.  File No. 1-7159.

(11)           Computation of Earnings Per Common Share.

(27)      Financial Data Schedule