Form 10-Q
period 1998-06-30
FLORIDA ROCK INDUSTRIES INC
filed 1998-08-13
CIK 37651

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark one)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 3, 1998: 18,890,156 shares of $.10 par value common stock.

                           FLORIDA ROCK INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                                 June 30,      September 30,
                                                  1998             1997
ASSETS
Current assets:
 Cash and cash equivalents                     $    3,941           18,433
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $1,585 ($1,126 at September 30, 1997)            64,151           56,723
 Inventories                                       24,755           22,587
 Prepaid expenses and other                         5,034            6,451
  Total current assets                             97,881          104,194
Other assets                                       31,043           28,417
Property, plant and equipment, at cost:
 Land                                             119,540          111,643
 Plant and equipment                              502,808          440,928
                                                  622,348          552,571
 Less accumulated depreciation,
  depletion and amortization                      315,822          302,566
  Net property, plant and equipment               306,526          250,005
                                               $  435,450          382,616
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $   12,200              300
 Accounts payable                                  31,892           32,867
 Dividends payable                             2,360              --
 Accrued income taxes                                   1               --
 Accrued payroll and benefits                       9,743           11,483
 Accrued insurance reserve                          3,418            2,230
 Accrued liabilities, other                         6,919            6,349
 Long-term debt due within one year                 2,297            2,447
  Total current liabilities                        68,830           55,676

Long-term debt                                     24,067           10,859
Deferred income taxes                              29,113           28,387
Accrued employee benefits                          12,671           11,531
Long-term accrued insurance reserves                6,153            6,153
Other accrued liabilities                           5,711            5,395
Stockholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 18,974,618 shares issued       1,897            1,897
 Capital in excess of par value                    18,744           18,053
 Retained earnings                                270,374          247,733
 Less cost of treasury stock, 93,062
  shares (195,434 shares at September
  30, 1997)                                        (2,110)          (3,068)
  Total stockholders' equity                      288,905          264,615
                                               $  435,450          382,616
See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  (In thousands except per share amounts)
                                (Unaudited)



                                 Three Months ended        Nine Months ended
                                     June 30,                 June 30,
                                 1998       1997           1998         1997


Net sales                       $132,003    123,907       351,323     331,901
Cost of sales                    100,815     94,600       275,832     259,701

Gross profit                      31,188     29,307        75,491      72,200

Selling, general and
 administrative expense           12,370     11,006        34,404      31,185

Operating profit                  18,818     18,301        41,087      41,015

Interest expense                    (218)      (239)         (552)       (754)
Interest income                      176        178           746         503
Other income, net                    763        225           928         199

Income before income taxes        19,539     18,465        42,209      40,963
Provision for income taxes         6,877      6,462        14,857      14,337

Net income                      $ 12,662     12,003        27,352      26,626

Earnings per share:
 Basic                              $.67        .65          1.45        1.44
 Diluted                            $.66        .65          1.43        1.43

Cash dividends per common share    $.125       .125           .25         .25

Shares used in computing:
 Basic earnings per share         18,857     18,421        18,825      18,459
 Diluted earnings per share       19,256     18,579        19,191      18,575


See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                              (In thousands)
                                (Unaudited)

                                                    1998             1997
Cash flows from operating activities:
  Net income                                          $27,352           26,626
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization           24,142           22,985
    Net changes in operating assets and
     liabilities:
     Accounts receivable                               (7,555)          (7,057)
     Inventories                                       (2,168)             347
     Prepaid expenses and other                           339              159
     Accounts payable and accrued liabilities             515            7,072
  Decrease in deferred income taxes                     1,791           (1,752)
  Gain on disposition of property, plant and
     equipment                                         (1,486)          (1,328)
  Other, net                                              119              290

 Net cash provided by operating activities             43,049           47,342

Cash flows from investing activities:
  Purchase of property, plant and equipment           (68,748)         (31,810)
  Proceeds from the sale of property, plant and
   equipment                                            2,186            1,875
  Additions to other assets                            (1,593)            (816)
  Proceeds from the disposition of other assets           182              202
  Collections of notes receivable                         176              180

Net cash used in investing activities                 (67,797)         (30,369)

Cash flows from financing activities:
  Net increase (decrease) short-term debt              11,900           (1,100)
  Repayment of long-term debt                            (942)          (7,033)
  Payment of dividends                            (2,351)          (4,631)
  Exercise of employee stock options                    2,894            4,371
  Repurchase of Company stock                          (1,245)          (2,293)

Net cash provided by (used in)financing activities     10,256          (10,686)

Net decrease in cash and cash equivalents             (14,492)           6,287
Cash and cash equivalents at beginning of year         18,433            4,995

Cash and cash equivalents at end of period            $ 3,941          $11,282


See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               JUNE 30, 1998
                                (Unaudited)

(1)  Basis of Presentation

     The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the nine months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1998. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 1997.

(2)  Inventories

     Inventories consisted of the following (in thousands):

                                                June 30,      September 30,
                                                  1998            1997

      Finished products                         $ 19,848         18,151
      Raw materials                                3,919          3,630
      Parts and supplies                             988            806
                                                $ 24,755         22,587

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

(4)  Supplemental Disclosures of Cash Flow Information

     Cash paid during the nine months ended June 30, 1998 and 1997 for certain expense items are (in thousands):

                                              1998          1997
      Interest expense, net of
       amount capitalized                   $   540           816
      Income taxes                          $11,282        15,660

     The following schedule summarizes noncash investing and financing activities for the nine months ended June 30, 1998 and 1997
     (in thousands):
                                              1998          1997

       Additions to property, plant
        and equipment from:
          Exchanges                         $   392           122
          Issuing debt                      $ 2,963           116
          Using escrow cash included
            in other assets                 $ 8,792             -
       Additions to inventory
         from issuing debt                  $     -           360
       Additions to prepaid expenses
         from issuing debt                  $     -            96
       Additions to notes receivable
         from sales of other assets         $     -           200
       Additions to other assets from
         issuing debt                       $11,037             -

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

For the third quarter of fiscal 1998, consolidated net sales increased 6.5% to $132,003,000 from $123,907,000 in the same quarter last year. For the first nine months of 1998, net sales increased 5.9% to $351,323,000 from
$331,901,000 for the first nine months of 1997.   The increase in sales were
primarily attributable strong building activity which resulted in higher
demand for construction products in the Company's markets.   Sales also
increased as a result of modest price increases in core products.

Gross profit for the third quarter of 1998 increased 6.4% to $31,188,000 from $29,307,000 last year. For the first nine months of 1998, gross profit
increased 4.6% to $75,491,000 from $72,200,000 last year.   These increases
were attributable primarily to the high sales levels.   Gross profit margin
remained level with last year.   Higher sales and the adjustment of certain
operating liabilities resulted in the increase in gross profit.

Selling, general and administrative expense increased 12.4% for the third quarter and 10.3% for the first nine months from the same periods last year. Selling, general and administrative expense for the third quarter increased to 9.4% of sales from 8.9% last year. For the first nine months, these
expenses increased to 9.8% of sales from 9.4% last year.   The increase was
due primarily to the increase in sales, higher profit and incentive compensations and costs related to various special projects including the Company's program to upgrade its computer systems and processes.

Interest expense for the third quarter declined to $218,000 from $239,000 last year and for the first nine months declined to $552,000 from $754,000 last year due to an increase in the amount of interest capitalized this year and a decrease in the average interest rate partially offset by an increase in the average debt outstanding. For the third quarter of fiscal 1998, interest capitalized was $337,000 compared to $26,000 last year and for the first nine months was $737,000 compared to $52,000 last year. Other income, net for the first nine months last year includes a loss of $197,000 on the sale of an asset.

Net earnings for the quarter were $12,662,000 up 5.5% from last year.
Diluted earnings per share for the quarter were $.66 as compared to $.65 last year. Net earnings for the nine months were $27,352,000 up 2.7% from last year. Diluted earnings per share for the nine months were $1.43 which is the same as last year. The average number of shares used in the calculation of diluted earnings per share for the third quarter and nine months of this fiscal year were 3.4% higher due to issuance and price appreciation in the Company's common stock on options granted under the Company's stock option plans.

Summary and Outlook.  The current economic and business outlook for the
construction industry and the Company remains positive.   Low interest and
strong economic fundamentals continue to drive demands and have produced an
excellent environment for construction activity.   Assuming a continuation of
stable interest rates, the outlook for residential construction remains favorable for the remainder of the year, with the level of residential activity continuing to vary by geographic region.

Non-resident construction remains strong as indications of declining vacancy rates, rising rental rates and increasing speculative construction continue
to be reported.   Public spending on infrastructure will increase due to the recent passage of the Transportation Equity Act for the 21st Century (TEA21).
 The transportation bill is projecting annual federal highway spending to increase by an average of 44% nationwide and 57% in the Company's markets over previous years funding levels.


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

Year 2000 Conversion

The Company, like most entities relying on automated data processing, is
faced with the task of modifying systems to become Year 2000 compliant.   The
Company has analyzed its Year 2000 exposure and during the third quarter of 1998, completed the development of plans for addressing the Year 2000 exposure as well as reengineering selective systems to enhance their
functionality.   As a result, the Company has purchased new state of the art software and hardware that is represented to be Year 2000 compliant and engaged DeLoitte & Touche LLP as an implementation consultant to assist in replacing its existing major systems.

The Company, under an agreement with its affiliate, FRP Properties, Inc.("FRP"), provides certain administrative services, including automated data processing to FRP("FRP services"). The FRP services are included within the scope of the Company's Year 2000 project.

The costs associated with the purchase and installation of the software and hardware will be capitalized and amortized over the estimated useful life of
the software or equipment.   At June 30, 1998 approximately $1,388,000 had
been capitalized.   Other costs associated with the project such as
selection, training and reengineering of the existing processes are being expensed as incurred. During the first nine months of 1998, the Company has
expensed $206,000 related to this project.   Based on current information,
the Company estimates that it will incur an additional $6,800,000 over the next eighteen months as a result of the Year 2000 project of which approximately 40% will be capitalized.

The Company feels it is addressing in a timely manner the major issues related to the Year 2000 and any significant disruptive problems in its
ability to conduct its business as a result are unlikely.   However, despite
efforts and initiatives undertaken by the Company, total assurances can not
be given that absolute compliance can be achieved.   There can be no
guarantees that the computer systems of other entities on which the Company relies will be converted in a timely manner or that their failure to convert, or a conversion that is incompatible with the Company's system, will not have an adverse effect on the Company's business, financial condition and results of operations. The Company is considering other steps to reduce these risks, including requests for assurances from third parties concerning their Year 2000 compliance.


Cement Plant

The Company commenced the construction of the cement plant near Newberry, Alachua County, Florida in March 1997 estimated to cost in excess of $100
million.   The plant is approximately 35% completed and is expected to be
operational by the fourth quarter of fiscal 1999.   Lawsuits pertaining to
the appeal of the zoning and air permits issued for the plant have been resolved to the favor of the Company. A local Alachua County citizens' Clean Air Ordinance Committee successfully obtained signatures sufficient to put a Clean Air Ordinance on the ballot for the November 3, 1998 general election. The Company sued to block the ordinance. On August 3, 1998, the Trial Court in Alachua County, Florida ruled that a Clean Air Referendum directed against the Company's Newberry cement plant may be submitted to the voters of Alachua County in November. The Company intends to appeal this order. If adopted and subsequently upheld as applied to the Company, the Clean Air Ordinance effectively would stop the Company's operation of the cement plant. However, the Company has been advised of several constitutional and statutory provisions which the Company believes should nullify the effect of the Clean Air Ordinance as applied to the Company. If the Company were prohibited by the Clean Air Ordinance from operating the Newberry cement plant, the Company believes it would be entitled to receive compensation from Alachua County. The Company intends vigorously to protect its legal and constitutional rights and is continuing construction of the cement plant.

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

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 1998.

















                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 1998                              FLORIDA ROCK INDUSTRIES, INC.


                                    JAMES J. GILSTRAP
                                    James J. Gilstrap
                                     Vice President, Treasurer
                                        and Chief Financial Officer



                                     WALLACE A. PATZKE, JR.
                                     Wallace A. Patzke, Jr.
                                     Vice President, Controller
                                          and Chief Accounting Officer

                FLORIDA ROCK INDUSTRIES, INC.
          FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

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

(3)(a)(4) Amendment to the Articles of Incorporation of Florida Rock Industries, Inc. filed with the Secretary of State of Florida on February 4, 1998. Previously filed with Form 10-Q for the quarter
          ended March 31, 1998.   File No. 1-7159.

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

(3)(b)(3) Amendment to the Bylaws of Florida Rock Industries,
          Inc. adopted February 4, 1998.   Previously filed
          with Form 10-Q for the quarter ended March 31, 1998.
          File No.1-7159.








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