Form 10-K
period 1998-09-30
FLORIDA ROCK INDUSTRIES INC
filed 1998-12-10
CIK 37651

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-K

(Mark one)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended September 30, 1998
                                    OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange
     Title of each class                               on which registered
 Common Stock $.10 par value                         New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

At December 1, 1998 the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $404,705,940. At such date there were 18,853,256 shares of the registrant's Common Stock outstanding.

                 Documents Incorporated by Reference

Portions of the Florida Rock Industries, Inc. 1998 Annual Report to stockholders are incorporated by reference in Parts I, II, III and IV.

Portions of the Florida Rock Industries, Inc. Proxy Statement dated December 14, 1998 are incorporated by reference into Parts I and III.


                                  PART I
Item 1.  BUSINESS.

Florida Rock Industries, Inc., which was incorporated in Florida in 1945, and its subsidiaries (the "Company"), are principally engaged in the production and sale of ready mixed concrete and the mining, processing and sale of sand, gravel and crushed stone ("construction aggregates"). The Company also produces and sells concrete block, prestressed concrete and calcium and sells other building materials. The Company has commenced construction of a Portland Cement plant. Substantially all of the Company's operations are conducted within the Southeastern United States, primarily in Florida, Georgia, Virginia, Maryland, Washington, D.C. and North Carolina.

Information as to the Company's business and new developments is presented under the caption "Operating Review" on pages 4 and 5 of the accompanying 1998 Annual Report to stockholders and such information is incorporated herein by reference. Information concerning the Company's new cement plant is presented on page 8 under the caption "Cement Plant" and on page 4 under the caption "Cement" in the accompanying 1998 Annual Report to stockholders and such information is incorporated herein by reference.

Information as to principal classes of products and services and major markets is presented on pages 6, 7 and 8 of the accompanying 1998 Annual Report to stockholders, under the caption "Management Analysis", and such information is incorporated herein by reference.

Sales are subject to factors affecting the level of general construction activity including the level of interest rates, availability of funds for construction, appropriations by federal and state governments for construction, past overbuilding, labor relations in the construction industry, energy shortages, material shortages, weather, climate, and other factors affecting the construction industry in general. Labor disputes in the construction industry may result in work stoppages which may interrupt sales in the affected area. Precipitation or freezing temperatures may cause a reduction in construction activity and related demand for the Company's products. During the winter months, sales and income of the Company's Maryland, Virginia, North Carolina, Washington, D.C., and Georgia operations are adversely affected by the impact of inclement weather on the construction industry. The Company's Florida operations usually are not similarly affected. A decrease in the level of general construction activity in any of the Company's market areas caused by any of the above factors may have a material adverse effect on the Company's sales and income derived therefrom.

The Company operates seven crushed stone plants, nine sand plants and one industrial sand plant in Florida. It operates six crushed stone plants in Georgia; two sand and gravel plants and three crushed stone plants in Maryland; and two crushed stone plants in Virginia. The Company also operates aggregates distribution terminals in Central Florida; Northern Virginia; Norfolk/Virginia Beach, Virginia; Baltimore, Maryland; the Eastern Shore of Maryland and Washington, D.C. The Company's construction aggregates operations are spread throughout the Southeast. The Company sells construction aggregates throughout most of Florida with the principal exception of the panhandle. In Georgia, the Company primarily serves the regional construction markets around Griffin, Macon, Rome and the southern and western portions of the Atlanta market. The Rome quarry also sells crushed limestone to a cement mill. In Virginia the Company primarily serves the Richmond, Norfolk/Virginia Beach and Northern Virginia markets. In Maryland, the principal markets served are the greater Baltimore area, Frederick and Montgomery Counties and the Eastern Shore of Maryland from waterfront distribution yards. In Florida and Georgia
shipments are made by rail and truck.   In Virginia and Maryland the Company
primarily serves the regional construction markets around Richmond, Virginia and the greater Baltimore area by truck; and the Company's marine division ships materials by barge throughout the Chesapeake Bay area, along the James River between Richmond and Norfolk/Virginia Beach and as far north as Woodbridge, Virginia on the Potomac River.

The Company manufactures and markets ready mixed concrete, concrete block, precast and prestressed concrete. It also markets other building materials. The Company's concrete operations serve: most of Florida with the principal exception of the panhandle; southern Georgia; central Maryland; the Richmond-Petersburg-Hopewell and Norfolk/Virginia Beach areas of Virginia along with northeastern Virginia and Washington, D.C.

Since ready mixed concrete hardens rapidly, delivery is generally confined to a radius of approximately 20 to 25 miles from the producing plant. The bulk weight of concrete block limits its delivery to approximately 40 miles from the producing plant.

The Company's annual single-shift capacity at its 10 operating block plants is approximately 28 million 8x8x16 equivalent units of block.

At most of the Company's Florida and Georgia concrete facilities, it purchases and resells building material items related to the use of ready mixed concrete and concrete block.

Prestressed concrete products for commercial developments and bridge and
highway construction are produced in Wilmington, North Carolina.   Precast
concrete lintels and other building products are produced in Kissimmee, Florida. Calcium products for the animal feed industry is produced in Brooksville, Florida.

During fiscal 1998, the Company purchased cement from 13 suppliers, the largest of which supplied approximately 33% of the cement used by the Company in its ready mixed concrete, concrete block, and prestressed concrete operations. At the present time there is an adequate supply of cement in the areas in which the Company operates.

In fiscal 1998 approximately 49% of the coarse aggregates and 64% of the sand used in the Company's concrete operations were produced by the Company. The remaining aggregates were purchased from other suppliers whose geographic locations coupled with transportation costs make it more economical to serve several of the Company's plants.

The Company's construction aggregates and concrete products are sold in competition with the other types of construction aggregates and products as well as in competition with other producers of the same type of construction
aggregates and concrete products.   The Company's concrete products compete
with other building materials such as asphalt, brick, lumber, steel and other
products.   The Company believes that price, plant location, transportation costs, service, product quality and reputation are the major factors that
affect competition within a given market.   Because of the relatively high
transportation costs associated with construction aggregates and concrete products, competition is often limited to products or competitors in relatively
close proximity to production facilities.   Competitive exceptions exist for
areas that may be served by river barges, ocean-going vessels or rail lines.



The Company does not believe that backlog information accurately reflects anticipated annual revenue or profitability from year to year.

While the Company is affected by environmental regulations, such regulations are not expected to have a major material effect on the Company's capital expenditures or operating results. The effect of future regulations, however,
cannot be ascertained.   Additional information concerning environmental
matters is presented in Item 3 "Legal Proceedings" of this Form 10-K and such information is incorporated herein by reference.

The Company employed approximately 2,635 persons at September 30, 1998.

Item 2.  PROPERTIES.

The Company's principal properties are located in Florida, Georgia, North Carolina, Virginia, Washington, D.C. and Maryland. The following table summarizes the Company's principal construction aggregates production facilities and estimated reserves at September 30, 1998.

                          Tons        Tons of
                       Delivered in  Estimated  Approximate
                        Year Ended    Reserves     Acres
                         9/30/98      9/30/98   (L-Leased)(a)     Lease
                        (000's)       (000's)    (O-Owned)     Description
The Company has five
 limestone quarries in
 Florida located at Gulf
 Hammock (which also
 produces agricultural
 limestone), Brooksville,
 Ft. Myers (which also
 produces baserock),                                            12 leases
 Naples, and Miami (which                            L-19,801   expiring from
 also produces baserock)     9,904        89,000     O- 3,847    1999 to 2046

The Company has five
 granite and one lime-
 stone quarries in
 Georgia located at
 Griffin, Forest Park,
 Macon, Tyrone, Paulding                                        11 leases
 County and Rome                                     L-1,524    expiring from
  (limestone)               6,723        252,000     O-  705    2000 to 2046

The Company has three
 crushed stone plants
 located at Havre de
 Grace, Frederick, and
 Greenspring, Maryland
 and two located near                                L-   41    1 lease
 Richmond, Virginia          7,493       150,000     O-1,298    expiring 2018











                          Tons        Tons of
                       Delivered in  Estimated  Approximate
                        Year Ended    Reserves     Acres
                         9/30/98      9/30/98   (L-Leased)(a)     Lease
                        (000's)       (000's)    (O-Owned)     Description
The Company has two
 baserock plants
 located at Ft. Pierce                                     4 leases
 and Sunniland,                                            expiring in
 Florida                   809        20,000    L-13,831   1999 and 2016

The Company has nine
  sand plants located
  at Keystone Heights,
  Astatula, Lake County,
  Marion County (two
  locations) Keuka,
  Grandin, LaBelle and
  Lake Wales, Florida and
  two sand and gravel plants                                    19 leases
  located at Leonardtown                             L-11,937   expiring from
  and Goose Bay, Maryland  8,075         224,000     O-  1906   1999 to 2046

Future reserves:
 Sand:  Lake County
 Florida(c)                                7,500     O-   324

 Limerock:                                                 1 lease
  Brooksville, Florida                   100,000(b)  L- 1,227   expiring in
  Newberry, Florida                       86,000     O-   258   2046

 Granite-Muscogee County                                        5 leases
  Georgia                                            L-   384   expiring from
                                          43,000     O-   545   2019 to 2049

 Marble-Carroll County,
  Maryland                                80,000     O-   413

 Limestone-Lee County,
  Florida(c)                              87,000O    O- 2,859

(a) Leased acreage includes all properties not owned by the Company as to which the Company has at least the right to mine construction aggregates for the terms specified.
(b)   Acres are included in the first line of the above table.
(c) All the required zoning or permits for these locations have not yet been obtained.

The Company operates eight construction aggregates distribution terminals located in Florida (two), Maryland (three), Virginia (two) and Washington D.
C. comprising approximately 125 acres, of which the Company owns 99 and leases
26.



The Company has 90 sites for its ready mixed concrete, concrete block and prestressed concrete plants in Florida, Georgia, North Carolina, Virginia and Maryland aggregating approximately 662 acres. Of these acres, the Company owns approximately 505 and leases approximately 157. The lease terms vary from month-to-month to expiring in 2019.

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

The Company owns certain other properties which are summarized as follows:

                                                            Approximate
          Type Property (1)               State                Acres

       Residential Land                 Maryland                427
       Residential Land                 New Jersey               33
       Industrial/Commercial            Virginia                 97
       Industrial/Commercial            Florida                  46
       Industrial/Commercial            Maryland              1,238
       Industrial/Commercial            North Carolina           27
       Agricultural                     North Carolina           85

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

At September 30, 1998 certain property, plant and equipment with a carrying value of $9,017,000 was pledged on industrial development revenue bonds and certain other notes and contracts with an outstanding principal balance totaling $10,364,000 on such date.

Reference is made to certain leases with management-related persons disclosed in the Company's Proxy Statement, to be filed within 120 days of the close of the fiscal year on September 30, 1998, and in Note 2 to the Company's Consolidated Financial Statements included in its Annual Report to stockholders for the year ended September 30, 1998. Such information is incorporated herein by reference.

Item 3.  LEGAL PROCEEDINGS.

The Company has been advised of soil and groundwater contamination on or near a site used by the Company as a concrete block manufacturing facility in Kissimmee, Florida. The contamination by petroleum products apparently resulted from a leaking underground storage tank on the site. The contaminated soil and groundwater will have to be remediated in accordance with state and federal laws. An environmental consulting firm is investigating the site and has submitted a Contamination Assessment Report ("CAR") to the Florida Department of Environmental Protection ("DEP") for their review and approval. By letter dated July 12, 1995, the DEP requested additional site information. Pursuant to amended petroleum contaminated site cleanup funding procedures, the DEP notified the Company that it was eligible for state funded remediation assistance under the Florida Petroleum Liability and Restoration Insurance Program ("FPLRIP") and assigned a site priority ranking score of 56. Future state assisted rehabilitation will be dictated by the site priority ranking
score  and  shall be conducted on a pre-approval basis.    The Company will
seek reimbursement of past site cleanup costs from the FPLRIP and/or the Florida Abandoned Tank Restoration Program.

On May 8, 1992, oral arguments were held in the Government's appeal of the U.S. Claims Court judgment entered in favor of the Company in its inverse condemnation claim against the U.S. Army Corps of Engineers. The case involves a 98 acre parcel of a 1560 acre tract with limestone reserves in Dade County, Florida. On March 10, 1994, the Court of Appeals vacated the U.S. Claims Court judgment and remanded the case for further proceedings. The Company's petition for rehearing was denied on June 21, 1994. On September 20, 1994, the Company filed a petition for writ of certiorari in the U.S. Supreme Court. On January 3, 1995, the U.S. Supreme Court denied the petition for writ of certiorari.
On June 28, 1995, a hearing was held concerning issues to be decided on remand of the case to the U.S. Court of Federal Claims. A new trial was held on April 15, 1996. The Company is currently awaiting a ruling from the U. S. Court of Federal Claims on the April 15, 1996 trial.

Note 12 to the Consolidated Financial Statements included in the accompanying 1998 Annual Report to stockholders are incorporated herein by reference.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.

                               PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

There were approximately 1,125 holders of record of Florida Rock Industries, Inc. common stock, $.10 par value, as of December 1, 1998. The Company's common stock is traded on the New York Stock Exchange (Symbol: FRK). Information concerning stock prices and dividends paid during the past two years is included under the caption "Quarterly Results" on page 8 of the Company's 1998 Annual Report to stockholders and such information is incorporated herein by reference. Information concerning restrictions on the payment of cash dividends is included in Note 5 captioned "Lines of credit and debt" on page 16 of the Company's 1998 Annual Report to stockholders and such information is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 6 of the Company's 1998 Annual Report to stockholders, and such information is incorporated herein by reference.




Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 is included under the captions "Management Analysis" on pages 6, 7 and 8; "Capital Expenditures" on page 1; in the first paragraph under the caption "Summary and Outlook" on page 3; and in Notes 1 through 13 to the Consolidated Financial Statements included in the accompanying 1998 Annual Report to stockholders and in Item 3 "Legal Proceedings" of this Form 10-K. Such information is incorporated herein by reference.

Item 7.A  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates.   For its
cash and cash equivalents a change in interest rates effects the amount of
interest income that can be earned.   For its debt instruments changes in
interest rates effect the amount of interest expense incurred.   In
anticipation of obtaining a financing commitment to provide capital for various projects and equipment, the Company entered into treasury yield hedge agreements for a notional amount of $70,000,000 with a settlement date of December 31, 1998 in an attempt to manage the interest rate risk associated
with securing a long-term fixed rate at a future date.   A number of factors
were taken into account with respect to the specific timing associated with
securing a firm financing commitment.   Among those was the timing associated
with management's expectations of when the cash is required for the capital
outlays.   The Company anticipates a firm financing commitment will be arranged during the first or second quarter of fiscal 1999 and has engaged a broker to
assist with this effort.   The treasury yield hedges have a weighted average
fixed rate for the ten-year U. S. Treasury yield of 5.41%.   At September 30,
1998 the ten-year U. S. Treasury yield was 4.44%.   The fair value of these
instruments reflects the cash that will be received or paid on the settlement of the contracts. At September 30, 1998, the Company would have been obligated
to pay $5,200,000 to settle the contracts.   The fair value of these
instruments is not recognized in the financial statements of the Company as of its fiscal year end, but will be recognized as an adjustment to interest expense over the term of the debt upon issuance.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates:

Interest rate sensitivity
                       1999 2000 2001 2002 2003 Thereafter Total Fair Value

Bank lines of credit $8,500                                 8,500  8,500
Weighted average
Interest rate           5.8%

Long-term debt at
 fixed rates         $1,394  963  245   163  182   423      3,370   3,474
Weighted average
 interest rate          8.9% 9.3 10.2  10.2  9.8   9.1

Long-term debt at
 variable interest
 Rate                $  930  909  650 2,425     15,350     22,889  22,889
Weighted average
 interest               4.6%


The Company's operations are subject to factors affecting the level of general construction activity including the level of interest rates, availability of funds for construction and other factors affecting the construction industry. A significant decrease in the level of general construction activity in any of the Company's market areas may have a material adverse effect on the Company's sales and income derived therefrom.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 9 and on pages 10 through 20 of the Company's 1998 Annual Report to stockholders. Such information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No reportable events.

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE COMPANY

Name                     Age             Office              Position Since
Edward L. Baker        63   Chairman of the Board          May 1989
John D. Baker II       50   President and Chief            February 1996
                                Executive Officer
H. B. Horner           63   Executive Vice President       May 1989
C. J. Shepherdson      82   Vice President                 September 1972
S. Robert Hays         61   Vice President                 May 1984
Thompson S. Baker II   40   Vice President                 August 1991
Clarron E. Render, Jr. 56   Vice President                 August 1991
Fred W. Cohrs          65   Vice President                 February 1995
James J. Gilstrap      51   Vice President, Treasurer      August 1997
                             and Chief Financial Officer
Dennis D. Frick        56   Secretary                      October 1992
Wallace A. Patzke, Jr. 51   Vice President, Controller     August 1997
                                and Chief Accounting Officer
John W. Green          46   Assistant Secretary            October 1988

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

Information concerning directors required in response to this Item 10 is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement dated December 14, 1998, and such information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Executive Compensation", "Compensation Committee Report", "Compensation Committee Interlocks and Insider Participation", and "Shareholder Return Performance" in the Company's Proxy Statement dated December 14, 1998, and such information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Officers" in the Company's Proxy Statement dated December 14, 1998, and such information is incorporated herein by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement dated December 14, 1998 and in Note 2 to the Consolidated Financial Statements included in the accompanying 1998 Annual Report to stockholders, and such information is incorporated herein by reference.

                                  PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2)Financial Statements and Financial Statement Schedules.

    The response to this item is submitted as a separate section. See Index to Financial Statements and Financial Statement Schedules on page
    16 of this Form 10-K.

   (3)Exhibits

    The response to this item is submitted as a separate section. See Exhibit Index on pages 13 through 15 of this Form 10-K.

(b) Reports on Form 8-K.

    There were no reports on Form 8-K filed during the three months ended September 30, 1998.
























































                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FLORIDA ROCK INDUSTRIES, INC.

Date:  December 2, 1998                       By JAMES J. GILSTRAP
                                                 James J. Gilstrap
                                                 Vice President, Treasurer
                                                   and Chief Financial Officer

                                              By WALLACE A. PATZKE, JR.
                                                 Wallace A. Patzke, Jr.
                                                 Vice President, Controller
                                                  and Chief Accounting Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 2, 1998.

JOHN D. BAKER II                                  ALBERT D. ERNEST, JR.
John D. Baker II                                  Albert D. Ernest, Jr.
Director, President and Chief                     Director
Executive Officer
(Principal Executive Officer)                     LUKE E. FICHTHORN III
                                                  Luke E. Fichthorn III
JAMES J. GILSTRAP                                  Director
James J. Gilstrap
Vice President, Treasurer and                      FRANCIS X. KNOTT
 Chief Financial Officer                           Francis X. Knott
 (Principal Financial Officer)                     Director

WALLACE A. PATZKE, JR.                             RADFORD D. LOVETT
Wallace A. Patzke, Jr.                             Radford D. Lovett
Vice President, Controller and Chief               Director
 Accounting Officer
(Principal Accounting Officer)
                                                   C. J. Shepherdson
EDWARD L. BAKER                                    Director
Edward L. Baker
Director                                           G. KENNEDY THOMPSON
                                                   G. Kennedy Thompson
THOMPSON S. BAKER II                               Director
Thompson S. Baker II
Director


Alvin R. Carpenter
Director

CHARLES H. DENNY III
Charles H. Denny III
Director






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

(4)(b)(5) Fourth Amendment dated as of July 5, 1998 to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 5, 1990.

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

(10)(m) Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as collateral between Florida Rock Industries, Inc. and each of Edward L. Baker and John D. Baker II with aggregate face amounts of $5.4 million and $8.0 million, respectively. Previously filed with Form 10-Q for the quarter ended December 31, 1996.

(10)(n)        Florida Rock Industries, Inc. 1996 Stock Option Plan.
               Previously filed as appendix to the Company's Proxy Statement dated December 18, 1995.

               File No. 1-7159.

(11)           Computation of Earnings Per Common Share.

(13) The Company's 1998 Annual Report to stockholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 1998 Annual Report to stockholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.

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

(27)           Financial Data Schedule

                    FLORIDA ROCK INDUSTRIES, INC.
   INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                        (Item 14(a)(1)and (2))

                                                              Page
Consolidated Financial Statements:
  Consolidated balance sheet at September 30, 1998 and 1997   11(a)

  For the years ended September 30, 1998, 1997 and 1996:
     Consolidated statement of income                         10(a)
     Consolidated statement of stockholders' equity           13(a)
     Consolidated statement of cash flows                     12(a)

  Notes to consolidated financial statements               14-19(a)

  Selected quarterly financial data (unaudited)                9(a)

  Independent Auditors' Report                                20(a)

Consent of Independent Certified Public Accountants           17(b)

Consolidated Financial Statement Schedules:

   Independent Auditors' Report                               18(b)

   II - Valuation and qualifying accounts                     19(b)

(a) Refers to the page number in the Company's 1998 Annual Report to stockholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b)  Refers to the page number in this Form 10-K.

All other schedules have been omitted as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.


INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Post Effective Amendments No. 1 to the Registration Statements (Form S-8 Numbers 2-68961 and 2-76407) pertaining to the Florida Rock Industries, Inc. ("FRI") 1980 Employee Stock Purchase Plan and 1981 Stock Option Plan and the Registration Statements (Forms S-8 Numbers 33-56322, 33-56428, and 33-56430) pertaining to the Florida Rock Industries, Inc. 1991 Stock Option Plan, Amended and Restated Profit Sharing Plan and Trust including the Deferred Earnings Plan and Tax Reduction Act Employee Stock Ownership Plan and in the related Prospectuses of our report dated December 1, 1998, appearing in and incorporated by reference in this Annual Report on Form 10-K of FRI for the year ended September 30, 1998.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 10, 1998

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Florida Rock Industries, Inc.
Jacksonville, Florida

We have audited the consolidated financial statements of Florida Rock Industries, Inc. and subsidiaries ("FRI") as of September 30, 1998 and 1997, and for each of the three years in the period ended September 30, 1998, and have issued our report thereon dated December 1, 1998; such consolidated financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of FRI, listed in Item 14. These financial statement schedules are the responsibility of FRI's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 1, 1998
                  FLORIDA ROCK INDUSTRIES, INC.
  SCHEDULE II (CONSOLIDATED) - VALUATION AND QUALIFYING ACCOUNTS
          YEAR ENDED SEPTEMBER 30, 1998, 1997, AND 1996

                                    Additions
                Balance at    Charged to   Charged                   Balance
                Beginning     Costs and   to Other                   at end
Description      of Year      Expenses    Accounts   Deductions      of Year

Year ended
September 30,
 1998:

Allowance for
 doubtful
 accounts       $1,126,233    $ 451,072             $ 455,833a     $1,121,472

Accrued risk
 insurance
 reserves       $8,232,985   $4,921,305             $4,214,800b    $8,939,490

Accrued
 reclamation
 costs          $6,786,282   $1,402,978             $  796,356b    $7,392,904

Year ended
September 30,
 1997:

Allowance for
 doubtful
 accounts       $1,393,203    $ 278,809              $ 545,779a     $1,126,233

Accrued risk
 insurance
 reserves       $7,084,194   $3,620,504             $2,471,713b     $8,232,985

Accrued
 reclamation
 costs          $5,257,813   $1,887,118             $  358,649b     $6,786,282

Year ended
September 30,
 1996:

Allowance for
 doubtful
 accounts       $1,725,828   $   34,635             $  367,260a     $1,393,203

Accrued risk
 insurance
 reserves       $5,377,141   $4,831,427             $3,124,374b     $7,084.194

Accrued
 reclamation
 costs          $3,982,624   $1,507,923             $  232,734b     $5,257,813


a) Accounts written off less recoveries
b) Payments








Annual Report 1998

CONSOLIDATED FINANCIAL HIGHLIGHTS
Years ended September 30
(Dollars in thousands except per share amounts)

                                                                %
                                          1998       1997     Change

Net sales                               $492,467    456,803   +  7.8
Gross profit                            $108,146     99,174   +  9.0
Operating profit                        $ 58,647     56,078   +  4.6
Income before income taxes              $ 59,977     56,370   +  6.4
Net income                              $ 38,860     37,142   +  4.6

Per common share:
  Basic earnings per share              $   2.06       2.01   +  2.5
  Diluted earnings per share            $   2.02       1.99   +  1.5
  Stockholders' equity                  $  15.90      14.09   + 12.8
  Cash dividend                         $    .25        .25
Return on average stockholders' equity      13.8%      15.1

1998 CORPORATE HIGHLIGHTS

Sales increased - 7.8%

Net income increased - 4.6%

Volumes increased

$104,501,000 invested in additional property, plant and equipment

$4,457,000 of cash on hand at year end

$75,000,000 revolving credit agreement all of which was available at year end

Short-term unsecured lines of credit aggregating $35,000,000 of which $26,500,000 was unused at year end

BUSINESS. The Company is a major basic construction materials company concentrating in the Southeastern and Mid-Atlantic states.

MISSION STATEMENT. Be an excellent construction materials company providing long-term growth and a superior return on investment.

VISION. Through employees committed to continuous improvement, we will provide quality materials and superb service for our customers; operate safe, environmentally responsible facilities that are well maintained and cost effective; and develop mutually beneficial relationships with our suppliers and the communities within which we operate.

To Our Stockholders:

     The operating results for fiscal 1998 were a record for the Company. Net income increased 4.6% on a 7.8% increase in sales over fiscal 1997. The record operating results this year are attributed to strong construction activity and demand for basic construction materials as a result of favorable economic conditions.

     Results.   Sales for fiscal 1998 were $492,467,000 up 7.8% from
$456,803,000 in fiscal 1997. The increase in sales was due to higher volumes and modest price increases. The increased demand was attributable to growth in non-residential and residential construction. Sales related to infrastructure programs decreased as a result of the completion of several major projects during the year.

     Selling, general and administrative expenses increased 14.9% primarily as the result of costs incurred in connection with computer and system upgrades necessary for Year 2000 compliance, administrative staffing and special projects. Selling, general and administrative expenses as a percentage of sales increased to 10.1% during fiscal 1998 from 9.4% last year.

     In fiscal 1998 operating profit increased 4.6% to $58,647,000 from $56,078,000 last year. Profit margins declined despite increased sales volume as the result of increased selling, general and administrative expenses and higher expenses at our quarries.

     Income before income taxes increased 6.4% to $59,977,000 from $56,370,000 in 1997. Net income was $38,860,000, a 4.6% increase from fiscal 1997's net income of $37,142,000. Earnings per diluted share for 1998 was $2.02, a 1.5% increase over $1.99 per diluted share last year.

     The weighted average number of diluted shares used in the calculation of earnings per diluted share increased to 19,203,000 for fiscal 1998 from 18,661,000 last year. The net increase in the weighted average number of diluted shares outstanding is primarily related to the exercise of stock options and resulting issuance of common shares.

     Capital Expenditures. Fiscal 1998 capital expenditures totaled $104,501,000. The capital expenditures were divided approximately 37% for replacements, including modernizing, safety and environmental, and 63% for the cement plant, expansion, land and aggregates deposits to be used in current and future operations. Depreciation, depletion and amortization for the fiscal year totaled $33,433,000.

     The fiscal 1999 total capital expenditure plan approximates $106,000,000. Estimated depreciation and depletion is projected at
$37,355,000.   Approximately 36% of the planned expenditures is for plant and equipment replacements and modernization, 64% is for expansion of existing facilities, new projects including the cement plant, and new plant sites and deposits. Expenditures for the cement plant are projected at $50,115,000 for fiscal 1999. Expenditures for capital investments are subject to review and modification as market conditions and the economic picture evolve.

     Financial Management. Cash flow of $72,899,000 from operations and beginning cash on hand enabled the Company to fund a major portion of its capital expenditure program for fiscal 1998.

     During 1998 total debt increased from $13,606,000 to $34,759,000 at September 30, 1998, while cash on hand decreased from $18,433,000 to $4,457,000. The Company raised $14,000,000 of long term capital from the issuance of Industrial Revenue Bonds which mature November, 2022. The proceeds of the bonds will be used to finance a portion of the costs of the cement manufacturing plant. At September 30, 1998 $9,264,000 of the proceeds remained in trust and restricted to payment of qualifying construction costs associated with the cement plant.


     At September 30, 1998, $75,000,000 was available to the Company under the revolving credit agreement facility. In addition, the Company has $35,000,000 in unsecured demand lines of credit of which $8,500,000 was utilized at year end.

     The Company is currently evaluating and pursuing additional financing alternatives that are available to meet its long term capital expenditures including long-term fixed rate financing.

     Dividends and Stock Split. The Board of Directors maintained the semiannual dividend of $.125 per share. Consequently, cash dividends of $.25 per share were paid during the year to stockholders.

     Subsequent to fiscal year end, the Board declared the semiannual cash dividend of $.125 per share payable on January 4, 1999 to stockholders of record on December 15, 1998.

     During fiscal 1998 the Board of Directors also declared a two for one common stock split that was effective October 31, 1997. Since the split occurred prior to the issuance and release of the fiscal 1997 results all comparative years were restated last year.

     Stock Repurchase. The Board of Directors has authorized management to repurchase shares of the Company's common stock from time to time as opportunities may arise.

     Stockholders Meeting. On February 4, 1998, the Annual Stockholders Meeting was held in Jacksonville, Florida. The stockholders elected Thompson
S. Baker II, Albert D. Ernest, Jr., Luke E. Fichthorn III and C. J. Shepherdson as directors to terms expiring in 2001. The stockholders also approved the amendment of ARTICLE VII of the Restated Articles of Incorporation to reduce the number of classes of directors from four to three and to reduce the term of office of directors from four years to three years.

     Appointment of New Director. The Board of Directors, in August 1998, elected G. Kennedy (Ken) Thompson as a Director. Ken, age 48, is Vice Chairman for First Union Corporation. A native of Rocky Mount, North Carolina, he earned a bachelor's degree from the University of North Carolina at Chapel Hill and a Masters Degree in Business Administration from Wake Forest University. Ken brings considerable skills, experience and perspective to the Board and we welcome his appointment.

     New York Stock Exchange Listing. Effective March 3, 1998 the Company was approved to list and trade its common shares with the New York Stock Exchange. The Company maintained its stock symbol "FRK."

     Cement Plant. The Company continued to make steady progress on the construction of the new cement plant located near Newberry, Florida. At September 30, 1998 construction was more than 50% completed. The project is further discussed under the Operating Review section of this Annual Report.

     Safety, Environment and Community. Management continues its emphasis on a safe, drug-free work place. Three of the Company's quarries have each amassed more than 1,000,000 man-hours without experiencing a lost time accident.

     Annually the Company receives a number of awards recognizing its operations in the aggregates industry for their pursuit of excellence and safety. The Company's Aggregates Group received significant recognition this past year for their leadership in safety in the aggregates industry. The Group was the recipient of the National Stone Association's (NSA) Sterling Safety Award, which was established to recognize the companies that have the lowest total accident incidence rate for the previous year in their category
among NSA members.   A number of our quarry operations were also individually
recognized by NSA for achieving no lost time safety milestones, including the Clermont Sand Plant (20 years) and the Gulf Hammock Quarry (1,500,000 work hours). The Florida Transportation Builders Association, which is the largest transportation trade association in the state of Florida, bestowed their Award of Superior Achievement to the Company's Florida Aggregates Division for successfully completing 24 months without a lost time accident.

     Also this year, the Aggregates Group set a new industry record for Nonmetallic Minerals, Except Fuel (SIC Code 1400) with 3,094,600 continuous work hours completed without a lost time injury. For this achievement the Group was awarded the National Safety Council's Award of Honor, Best Record. Three Florida quarry locations, Fort Myers, Miami and Gulf Hammock were recipients of the National Safety Council's Award of Merit for having no lost time operations in excess of 1,000,000 hours.

     Environmental achievement is based on activities which preserve or improve the environmental benefits of the operation. The 1998 Tawes Award for a Clean Environment was recently presented by the Deputy Secretary of the Maryland Department of the Environment. Runner-up in the Adult Category went to the Leonardtown Plant of Maryland Rock Industries, a subsidiary of Florida Rock Industries. As a mining operation, it has won a number of state and national reclamation awards. The Tawes Award is co-sponsored by the Maryland Petroleum Council and the Maryland Department of the Environment. The Leonardtown Plant was also recognized for their reclamation projects which have resulted in wildlife habitats restored from mined-out areas.
     During 1998 the Company continued to make both capital and operating expenditures in accordance with its goal to be not only in compliance with environmental regulations but also to be a model member of each community in which it has a presence.

     Business Process Improvement and FAST2000. In 1994 the Company began a total quality management initiative which we called "Business Process Improvement (BPI). This initiative places significant emphasis on training our personnel in the principles of quality and process improvement with the primary focus being in the area of customer satisfaction, employee involvement, teamwork and process improvement. Process improvement projects have been started at all levels of the Company with much success.

     During 1998, the Company expanded the quality management initiative to focus and train our business units and personnel in the essential elements of business planning processes. This phase will align each business units' goals and objectives with the Company's overall mission and objectives. Continued emphasis will be placed on the implementation of business planning processes during 1999 and special focus will be put on tracking the Company's output measurements.

     In connection with the need to be Year 2000 compliant, the Company has initiated a project called FAST2000 to address the Year 2000 issues and upgrade our financial and administrative systems. When completed, FAST2000 will deliver state of the art systems with improved functionality and productivity features that will benefit not only ourselves but our investors and customers as well.

      Summary and Outlook. Sales in 1998 were excellent. Increased volumes and modest price increases resulted in improved earnings. The capital expenditure program continued to focus on higher than normal replacements and equipment to meet increased demand and to improve efficiencies and expansion.

     For fiscal 1999 management remains positive in its outlook for the
construction industry and general economic conditions.   The outlook for
residential construction remains favorable with the level of activity continuing to vary by geographic region. Non-residential construction is moving with local supply and demand with evidence that more speculative construction is underway. Commercial industrial construction markets remain driven by capacity utilization. Public spending on infrastructure will increase due to the recent passage of the Transportation Equity Act for the 21st Century (TEA 21). The transportation bill projects annual federal highway spending to increase by 57% on average in the Company's markets over previous years funding levels.

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



Respectfully yours,




Edward L. Baker
Chairman of the Board



John D. Baker II
President and Chief Executive Officer














































Operating Review

Operations. The Company is a basic construction materials manufacturing company concentrating in the Southeastern and Mid-Atlantic states. Its main lines of business are construction aggregates(sand, gravel and crushed stone), ready mixed concrete, concrete block and prestressed concrete. It also manufactures calcium products and markets other building materials. The Company will manufacture and sell cement upon the completion of its cement plant next year.

     Aggregates. The Company's construction aggregates group currently operates seven crushed stone plants, nine sand plants and one industrial sand plant in Florida. It operates six crushed stone plants in Georgia; two sand and gravel plants and three crushed stone plants in Maryland; and two crushed stone plants in Virginia. The Company also operates aggregates distribution terminals in Northern Virginia; Norfolk/Virginia Beach, Virginia; Baltimore, Maryland, the Eastern Shore of Maryland and Washington D.C. In Florida, the Company has two aggregates distribution terminals which are served by unit trains. The terminals serve Central Florida, including the Orlando and Polk County markets. The Company maintains substantial long-term reserves of sand and stone in Florida, Georgia, Maryland and Virginia which are owned or under long-term mining leases with terms generally commensurate with the extent of the deposits at current rates of extraction.

     Ready mixed concrete is produced and sold throughout peninsular Florida; South Georgia; Richmond, Norfolk/Virginia Beach, and Northeastern Virginia; Central Maryland; and Washington, D.C. At the end of fiscal 1998 the Company had 88 ready mixed concrete plants and 10 concrete block plants, and a delivery fleet of 1,036 ready mix and block trucks.

     Prestressed concrete products for commercial developments and bridge and highway construction are produced in Wilmington, North Carolina and precast concrete lintels and other building products are produced in Kissimmee, Florida.

     Cement. The construction of a 750,000 ton annual capacity portland cement plant near Newberry, Florida continues on schedule and is expected to be completed during fiscal 1999. The project was slightly more than 50% complete at year end. All major foundations for structures and equipment have been placed, and the plant machinery is currently in various stages of assembly.

     As reported, certain appeals to the zoning and air permits issued to the Company were denied this past year in favor of the Company. In addition, a referendum which could have limited the emissions of the plant beyond practical limits was rejected by the voters of Alachua County, Florida on November 3, 1998.

     When completed, the new facility will represent the first domestic cement plant built in over a decade and will employ state-of-the-art technology for optimum energy consumption and pollution control. At capacity it is expected to be the low cost producer in its market area. The raw materials will be supplied from property presently owned, leased and zoned for mining, and from nearby electric power plants.

     Currently, cement consumption in Florida remains strong and prices have firmed. Although the Company will be capable of consuming the entire output of the plant within its concrete operations, it anticipates the sale of bulk and packaged products to non-affiliated consumers. The cement will be shipped in bulk and bags in trucks and rail cars to ready mixed concrete plants, contractors and a variety of customers engaged in construction activities. It also anticipates producing masonry cement which will be shipped in bags to distributors, such as building supply dealers.

     Consistent with the Company's high environmental standard, all materials which enter the process will be converted into a saleable product, avoiding any need to handle solid or liquid waste.

     Other. Management continues in its commitment to modernize and expand operations where cost savings, higher productivity, increased capacity and long-term growth plans are warranted. During fiscal 1998 capital expenditures were divided approximately 37% for replacements, including modernizing, safety and environmental, and 63% for the cement plant, expansion, land and aggregates deposits to be used in current and future operations.

     During the past fiscal year the Company completed the construction of a calcium products plant in Brooksville, Florida. A new aggregate crushed stone plant in Paulding County, Georgia was completed to better serve our customers in Northwest Georgia. Significant upgrades and modernizing at several
quarries was undertaken.   The Company also finalized and completed the
acquisition of the Goose Bay Plant which consists of 500 acres of sand and gravel reserves located near Marbury, Maryland on the Potomac River, with water access to the Northern Virginia and Washington, D.C. markets

Five Year Summary Years ended September 30
(Dollars and shares in thousands except per share amounts)

                           1998       1997        1996        1995         1994

Summary of Operations
Net sales               $492,467    456,803     398,673     368,959      336,526
Gross profit            $108,146     99,174      79,103      73,752       59,431
Operating profit        $ 58,647     56,078      42,335      39,231       27,461
Interest expense        $    555        934       1,980       2,060        2,223
Income before income    $ 59,977     56,370      41,110      36,372       25,533
  taxes
Provision for income    $ 21,117     19,228      14,110      12,460        8,317
  taxes
Net income              $ 38,860     37,142      27,000      23,912       17,216

Per Common Share
Basic earnings per share$   2.06      2.01        1.43    1.26        .91
Diluted earnings per
 share                  $   2.02       1.99        1.43        1.26          .91
Stockholders' equity    $  15.90      14.09       12.30       11.14        10.12
Cash dividend           $    .25        .25         .25         .25          .25

Financial Summary
Current assets          $100,607    104,194      87,082      78,788       75,720
Current liabilities     $ 74,786     55,676      51,857      57,614       49,298
Working capital         $ 25,821     48,518      35,225      21,174       26,422
Property, plant and
 equipment, net         $321,055    250,005     233,858     220,325      208,076
Total assets            $451,556    382,616     346,709     326,029      310,590
Long-term debt          $ 23,935     10,859      16,862       9,653       23,116
Stockholders' equity    $299,886    264,615     228,150     211,255      192,090

Other Data
Return on average
 stockholders' equity       13.8%      15.1        12.3        11.8          9.5
Return on average capital
 employed                   10.9%      13.1        10.5         9.8          7.3
Additions to property,
 plant and equipment    $104,501     47,296      45,544      40,374       23,121
Depreciation, depletion
 and amortization       $ 33,433     30,688      28,766      26,518       25,419
Weighted average number
 of shares - basic        18,839     18,450      18,853      18,974       18,900
Weighted average number
 of shares - diluted      19,203     18,661      18,867      19,021       18,943
Number of employees at
 end of year               2,635      2,448       2,310       2,201        2,203
Stockholders of record     1,133      1,122       1,174       1,228        1,279

In 1998, 1997, 1996, 1995 and 1994 the Company reported a gain(loss) on the sale and/or write down of assets of $622,000, $14,000, ($286,000),
($2,018,000), and ($313,000) respectively. See Note 10 to the Consolidated Financial Statements.











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

     Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year, due primarily to the effect that weather has on the Company's sales and production volume. Normally, the highest sales and earnings of the Company are attained in the Company's third and fourth quarters and the lowest sales and earnings of the Company are attained in the Company's first and second quarters.

     Fiscal 1998 and 1997 sales increased 7.8% and 14.6% respectively, due to
both higher volumes and modest price increases.   In 1998, volume increases were
primarily attributable to strong construction activity and higher demand for construction products in the Company's markets as well as favorable economic
conditions.   The increased demand was attributable to growth in non-residential
and residential construction.   Sales related to highway and governmental
decreased as a result of completion of several major projects during the year. The price increases resulted from modest price increases in core products.

     The contribution made to net sales from the sale of construction materials by the principal classes of products and services for the five years ended September 30 is as follows:

                              1998      1997      1996      1995       1994
Ready mixed concrete            61%       59        58        58         56
Construction aggregates         36        37        41        40         41
Other concrete products and
  building materials            10        10        10        10         11
Less intercompany               (7)       (6 )      (9 )      (8 )       (8 )
                               100%      100       100       100        100

     The estimated contribution to revenues from the sale of construction materials by major markets follows:

                              1998      1997      1996      1995       1994
Commercial and industrial       47%       44        45        37         36
Residential                     33%       32        35        40         42
Highway and
  governmental                  20%       24        20        23         22

     Gross profit for 1998 increased 9.0% while the gross profit margin
remained level with last year.   The increase was primarily attributable to the
higher sales volumes. In fiscal 1997 gross profit increased 25.4% while the gross profit margin increased to 21.8% from 19.8%. The increase in gross profit is a function of higher revenues and the strong marginal contribution
due to the high fixed cost nature of the business.   The improvement in gross
profit margin was due primarily to increased volumes as sales price increases were substantially offset by higher cement and other cost increases.

     Selling, general and administrative expenses increased 14.9% in 1998 and 17.2% in 1997 over the prior year. In 1998, costs related to Year 2000
conversion accounted for 4.7% of the increase.   The increase was also due to
an increase in basic expense levels due to increased sales, additional staffing and special projects. The 1997 increase was primarily due to an increase in basic expense levels due to increased sales and an increase in profit sharing and incentive compensation which are linked to profitability.

     Interest income in 1998 increased $189,000 primarily as a result of higher levels of cash available for investment during the early part of the
fiscal year.   Interest income in 1997 remained stable with 1996.

     Interest expense for 1998 declined to $555,000 from $934,000 in 1997 due to an increase in the amount of interest capitalized in 1998 and a decrease in the average interest rate partially offset by an increase in the average debt outstanding. Interest expense for 1997 declined to $934,000 from $1,980,000 in 1996 due to a decrease in average debt outstanding and an increase in the amount of interest capitalized partially offset by an increase in the average interest rate.

     See Note 10 to the Consolidated Financial Statements for information concerning the gain (loss) on the sale and/or write down of assets.

     Liquidity and Capital Resources. The following key financial measurements reflect the Company's financial position and capital resources at September 30 (dollars in thousands):


                                       1998               1997          1996

Cash and cash
  equivalents                       $  4,457             18,433         4,995
Total debt                          $ 34,759             13,606        20,776
Current ratio                       1.3 to 1          1.9  to 1      1.7 to 1
Debt as a percent of
  capital employed                      9.7%                4.5           7.6
Unused revolving credit             $ 75,000             75,000        69,000
Unused short-term lines             $ 26,500             29,700        28,600

     In 1998 cash required for funding capital expenditures and other investing activities was provided by cash on hand at the beginning of the
year, cash provided by operating activities and short-term borrowings.   In
fiscal 1997 cash flows from operations of $69,501,000 covered the cash required for capital expenditures and other investing activities, the net debt repayment of $8,137,000, the payment of the regular dividend and the repurchase of $4,632,000 of common stock.

     The Company expects its 1999 expenditures for property, plant and equipment to be approximately $106,000,000 and depreciation and depletion to be approximately $37,355,000. Approximately $50,115,000 of the expenditures is for the cement plant. Management believes that the necessary funds will be obtained through internal generation, borrowing under existing loan agreements and other sources of borrowing. In November 1997, the Company borrowed $14,000,000 under an Industrial Revenue Bond facility for financing a portion of the cement plant. At September 30, 1998, $9,264,000 of the proceeds of this financing was held in trust and restricted to qualifying construction
costs associated with the cement plant.   The Company has available
$75,000,000 under the revolving credit agreement which was unused and available at September 30, 1998. In anticipation of financing, the Company entered into treasury yield hedge agreements for a notional amount of $70,000,000 with a settlement date of December 31, 1998 in an attempt to manage the interest rate associated with securing a long-term fixed rate at a future date (see note 11). The Company's normal capital expenditures are by and large discretionary and not contractual commitments until the actual orders are placed. However, over time it is desirable and necessary to both replace equipment due to wear and tear and to make capital expenditures to improve efficiencies and expand capacity where warranted. At September 30, 1998, the Company had placed orders and was committed, subject to certain cancellation provisions, to construction contracts and equipment for the cement plant costing approximately $36,227,000 and other equipment costing approximately $28,106,000.

     The Board of Directors has authoized managment to repurchase shares of the Company's common stock from time to time as opportunities may arise.
     The Company expects that the Purchase and Put Agreements covering $7,550,000 of the Industrial Revenue Bonds (See Note 5 to the Consolidated Financial Statements) will continue to be amended until the earlier of the final maturity date of the respective bonds or until the project financed by the bonds is terminated. To the extent that the bonds mature or the Purchase and Put Agreements are not extended, the Company will repurchase and/or repay the bonds with borrowings under its revolving credit agreement. The Company believes it will be able to renegotiate its present credit facilities or obtain similar replacement credit facilities when necessary in the future.

     Year 2000 Conversion.   The Company, like most entities relying on
automated data processing, is faced with the task of modifying systems to
become Year 2000 compliant.   During 1996, the Company began an analysis to
determine which of its business systems were not Year 2000 compliant. During the second quarter of calendar 1998, the Company completed the development of plans for addressing its Year 2000 exposure as well as reengineering selective systems to enhance their functionality. A steering committee has been formed
to monitor the progress of becoming Year 2000 compliant.   This committee is
comprised of key personnel from the major functional areas of the Company and
meets monthly.   The Committee reports the progress of the Company's Year 2000 conversion to the Board of Directors.

     The Company is in various stages of modifying or replacing both internally developed and purchased software. The Company has purchased new state of the art financial and administrative systems software and hardware that is represented to be Year 2000 compliant. An implementation consultant has been engaged to assist in replacing the existing major systems. Early in the first quarter of calendar 1999, the Company will begin to phase-in modules
of the purchased software.   All modules of the purchased software will be
implemented no later than the third quarter of calendar 1999.   Substantially
all of the internally generated software is now Year 2000 compliant. The balance will be Year 2000 compliant in the near future.

     The Company is in the process of identifying operating equipment which
may be effected by Year 2000.   Once the equipment has been identified testing
will begin to determine if such equipment is Year 2000 compliant.

     Vendors, suppliers and customers that are critical to the Company's
operations are in the process of being identified.   Questionnaires will be
sent to these entities to determine their state of readiness for Year 2000. The Company will identify alternative vendors and suppliers as a contingency if any of the current suppliers do not appear to be taking corrective actions and in case these entities are not Year 2000 compliant.

     The Company, under an agreement with its affiliate, FRP Properties, Inc. ("FRPP"), provides certain administrative services, including automated data
processing to FRPP ("FRPP Services").   The FRPP Services are included within
the scope of the Company's Year 2000 project.

     The costs associated with the purchase and installation of the software and hardware will be capitalized and amortized over the estimated useful life
of the software or hardware.   At September 30, 1998, approximately $1,457,000
had been capitalized.   Other costs associated with the project such as
selection, training and reengineering of the existing processes are being
expensed as incurred.   During 1998, the Company has expensed $2,209,000
related to this project.   Based on current information, the Company estimates
that it will incur an additional $8,900,000 over the next fifteen months as a result of the Year 2000 project of which approximately 50% will be capitalized.

     The Company feels it is addressing in a timely manner the major issues related to the Year 2000 and any significant disruptive problems in its
ability to conduct its business as a result are unlikely.   The Company's
contingency plans will be finalized during the second quarter of calendar
1999. This plan will assess the risks and possible countermeasures.   However,
despite efforts and initiatives undertaken by the Company, total assurance can
not be given that absolute compliance can be achieved.   There can be no
guarantees that the computer systems of other entities on which the Company relies will be converted in a timely manner or that their failure to convert, or a conversion that is incompatible with the Company's system, will not have an adverse effect on the Company's business, financial condition and results of operations.

     Cement Plant.   The Company commenced the construction of the cement
plant near Newberry, Alachua County, Florida in March 1997 with an estimated
$100 million.   The plant is approximately 50% completed and is expected to be
operational by the fourth quarter of fiscal 1999.   Lawsuits pertaining to the
appeal of the zoning and air permits issued for the plant have been resolved
to the favor of the Company.   A local Alachua County citizens' Clean Air
referendum on the ballot for the November 3, 1998 general election was rejected.

     Inflation. In the past five years price increases have generally offset inflation.

     Forward-Looking Statements.   Certain matters discussed in this report
contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from these
indicated by such forward-looking statements.   These forward-looking
statements relate to, among other things, capital expenditures, liquidity, capital resources, competition and the Year 2000 and may be indicated by words or phrases such as "anticipate," "estimate," "plans," "project," "continuing," "ongoing," "expects," "management believes," "the Company
believes," "the Company intends" and similar words or phrases.   The
following factors are among the principal factors that could cause actual results to differ materially from the forward-looking statements: Year 2000 technology issues; availability and terms of financing; the weather; competition; levels of construction activity in the Company's markets; fuel costs; transportation costs; inflation; quality and quantities of the Company's aggregates reserves; and management's ability to determine appropriate sales mix, plant location and capacity utilization.






























Quarterly Results (unaudited)

(Dollars in thousands except per share amounts)

                       First            Second            Third             Fourth
                     1998     1997    1998     1997     1998    1997    1998     1997
Net sales       $ 111,624 106,383  107,696 101,611 132,003 123,907 141,144  124,902

Gross profit      $  21,764  22,101   22,539  20,792  31,188  29,307  32,655   26,974

Operating
 profit         $  11,195  12,653   11,074  10,061  18,818  18,301  17,560   15,063

Income before
 income taxes     $  11,367  12,440   11,303  10,058  19,539  18,465  17,768   15,407

Net income           $   7,366   8,086    7,324   6,537  12,662  12,003  11,508   10,516

Per common share:
    Basic EPS     $     .39     .44      .39    .36      .67     .65     .61      .56
    Diluted EPS   $     .38     .44      .38    .35      .66     .65     .60      .55
    Cash dividend   $    .125    .125        -      -     .125    .125       -        -
    Market price:
        High      $   29.94   16.88    31.00  17.44    31.50   20.94   31.00    30.00
        Low       $   19.50   14.31    19.44  15.66    26.12   15.12   23.44    20.38

Independent Auditors' Report

To the Board of Directors and Stockholders
Florida Rock Industries, Inc.

We have audited the accompanying consolidated balance sheets of Florida Rock Industries, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Florida Rock Industries, Inc. and subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 1, 1998

Florida Rock Industries, Inc.
Consolidated Statement of Income  Years ended September 30

(Dollars and shares in thousands except per share amounts)

                                                 1998       1997       1996

Net sales                                     $492,467    456,803     398,673
Cost of sales                                  384,321    357,629     319,570

Gross profit                                   108,146     99,174      79,103
Selling, general and administrative expenses:
    Selling, general and administrative         47,290     43,096      36,768
    Systems upgrades/year 2000 costs             2,209          -           -
    Total selling, general and administrative   49,499     43,096      36,768

Operating profit                                58,647     56,078      42,335
Interest expense                                  (555)      (934)     (1,980)
Interest income                                    901        712         713
Gain (loss) on sale and/or write down of assets
                                                   622         14        (286)
Other income, net                                  362        500         328
Income before income taxes                      59,977     56,370      41,110
Provision for income taxes                      21,117     19,228      14,110

Net income                                    $ 38,860     37,142      27,000

Earnings per common share:                       $2.06       2.01        1.43
    Basic                                        $2.02       1.99        1.43
    Diluted
Weighted average number of shares used in
 computing earnings per common share:
    Basic                                       18,839     18,450      18,853
    Diluted                                     19,203     18,661      18,867
See accompanying notes.

Florida Rock Industries, Inc.
Consolidated Balance Sheet  September 30

(Dollars in thousands)

                                                     1998               1997
Assets
Current assets:
  Cash and cash equivalents                      $   4,457             18,433
  Accounts receivable, less allowance for
   doubtful accounts of $1,121 ($1,126 in 1997)     65,334             56,723
  Inventories                                       25,535             22,587
  Prepaid expenses and other                         5,281              6,451

         Total current assets                      100,607            104,194
Other assets                                        29,894             28,417
Property, plant and equipment, at cost:
  Land                                             120,076            111,643
  Plant and equipment                              477,846            427,832
  Construction in process                           45,091             13,096
                                                   643,013            552,571
  Less accumulated depreciation and depletion      321,958            302,566
          Net property, plant and equipment        321,055            250,005
                                                 $ 451,556            382,616

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term notes payable to banks              $   8,500                300
  Accounts payable                                  38,783             32,867
  Federal and state income taxes                     3,715                  0
  Accrued payroll and benefits                      11,913             11,483
  Accrued insurance reserves                         2,660              2,230
  Accrued liabilities, other                         6,891              6,349
  Long-term debt due within one year                 2,324              2,447

          Total current liabilities                 74,786             55,676
Long-term debt                                      23,935             10,859
Deferred income taxes                               28,564             28,387
Accrued employee benefits                           12,440             11,531
Long-term accrued insurance reserves                 6,463              6,153
Other accrued liabilities                            5,482              5,395

Commitments and contingent liabilities
  (Notes 9, 12 and 13)
Stockholders' equity:
  Preferred stock, no par value;
       10,000,000 shares authorized, none issued         -                  -
  Common stock, $.10 par value;
       50,000,000 shares authorized, 18,974,618
      shares issued                                  1,897              1,897
  Capital in excess of par value                    18,796             18,053
  Retained earnings                                281,882            247,733
  Less cost of treasury stock; 108,662 shares
   (195,434 shares in 1997)                         (2,689)            (3,068)
         Total stockholders' equity                299,886            264,615
                                                  $451,556            382,616

See accompanying notes.

Florida Rock Industries, Inc.
Consolidated Statement of Cash Flows  Years ended September 30

(Dollars in thousands)
                                                      1998     1997      1996
Cash flows from operating activities:
  Net income                                      $ 38,860   37,142    27,000
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation, depletion and amortization       33,433   30,688    28,766
     Net changes in operating assets and
      liabilities:
       Accounts receivable                          (8,756)  (4,398)   (4,532)
       Inventories                                  (2,948)   1,249       849
       Prepaid expenses and other                      225     (465)      (89)
       Accounts payable and accrued liabilities     12,352    7,922     7,539
     Increase (decrease) in deferred income taxes    1,108   (1,184)   (1,777)
     Gain on disposition of property, plant and
       equipment                                    (1,576)  (1,886)   (1,977)
     Other, net                                        201      433       (63)
Net cash provided by operating activities           72,899   69,501    55,716

Cash flows from investing activities:
  Purchase of property, plant and equipment        (95,267) (46,493)  (44,872)
  Proceeds from the sale of property, plant and
    equipment                                        2,305    3,436     5,259
  Additions to other assets                        (11,861)  (9,775)   (1,641)
  Proceeds from the disposition of other assets        199      218     2,585
  Collection of notes receivable                       184    5,364       135
Net cash used in investing activities             (104,440) (47,250)  (38,534)

Cash flows from financing activities:
  Proceeds from long-term debt                      14,000        -     6,000
  Net increase (decrease) in short-term debt         8,200   (1,100)   (8,000)
  Repayment of long-term debt                       (1,047)  (7,037)   (1,007)
  Exercise of employee stock options                 3,203    8,560         -
  Repurchase of Company stock                       (2,080)  (4,632)   (5,389)
  Payment of dividends                              (4,711)  (4,604)   (4,716)
Net cash provided by(used) in financing activities  17,565   (8,813)  (13,112)
Net increase (decrease) in cash and cash           (13,976)  13,438     4,070
  equivalents

Cash and cash equivalents at beginning of year      18,433    4,995       925
Cash and cash equivalents at end of year           $ 4,457   18,433     4,995

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest expense, net of amount capitalized   $   534      948     1,926
     Income taxes                                  $14,549   23,255    15,435
  Noncash investing and financing activities:
     Additions to property, plant and equipment from:
       Exchanges                                   $   442      294       412
       Issuing debt                                $    -       509       260
       Other assets                                $ 8,792        -         -
     Additions to inventory from issuing debt      $    -       360         -
     Additions to prepaid expenses from issuing
       debt                                        $    -        96         -
     Additions to other assets from issuing debt   $    -         -       300
     Addition to notes receivable from the sale of
       property, plant and equipment               $    -       200         6



     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturities of three months or less at the time of purchase to be cash equivalents.
See accompanying notes.

Florida Rock Industries, Inc.
Consolidated Statement of Stockholders' Equity  Years ended September 30

(Dollars in thousands except per share amounts)

                                        Capital in
                       Common Stock     Excess of    Retained   Treasury Stock
                     Shares    Amount   Par Value    Earnings   Shares  Amount

Balance at October
 1, 1995            18,974,618 $1,897  $16,452     $192,911     (362)$    (5)
Shares purchased for
 treasury                                                   (425,494) (5,389)
Net income                                           27,000
Cash dividends
($.25 per share)                                     (4,716)

Balance at September
 30, 1996           18,974,618  1,897   16,452      215,195 (425,856) (5,394)
Shares purchased for
 treasury                                                   (296,278) (4,632)
Exercise of stock
 options                                   126               526,700   6,958
Tax benefits on stock
 options exercised                       1,475
Net income                                           37,142
Cash dividends
 ($.25 per share)                                    (4,604)
Balance at September
 30, 1997           18,974,618  1,897   18,053      247,733 (195,434) (3,068)

Shares purchased for
 treasury                                                    (71,328) (2,080)
Exercise of stock
 options                                  (195)              158,100   2,459
Tax benefits on stock
 options exercised                         938
Net income
Cash dividends                                       38,860
 ($.25 per share)                                    (4,711)
Balance at September
 30, 1998           18,974,618 $1,897  $18,796     $281,882 (108,662)$(2,689)


See accompanying notes.

Florida Rock Industries, Inc.
Notes to Consolidated Financial Statements

1. Accounting polices. CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated
in consolidation.   Certain balances for 1997 have been reclassified to conform to
presentation adopted in 1998.

  INVENTORIES - Inventories are valued at the lower of cost or market. Cost for parts and supplies inventory is determined under the first-in, first-out
(FIFO) method. Cost for other inventories is determined under the last-in, first-out (LIFO) and average cost methods.

  REVENUE RECOGNITION - Revenue, net of discounts, is generally recognized on the sale of products at the time the products are shipped, all significant contractual obligations have been satisfied and the collection of the resulting receivable is reasonably assured.

  PROPERTY, PLANT AND EQUIPMENT - Provision for depreciation of plant and equipment is computed using the straight-line method based on the following estimated useful lives:

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

 The Company periodically reviews property and equipment for potential
impairment.   If this review indicates that the carrying amount of the asset may not be recoverable, the Company estimates the future cash flows expected
with regards to the asset and its eventual disposition.   If the sum of these
future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company records an impairment loss based on the fair value of the asset.

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

  EARNINGS PER COMMON SHARE - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS
128").   SFAS 128 replaced the presentation of primary earnings per share (EPS)
and fully diluted EPS with a presentation of basic EPS and diluted EPS.   Basic
earnings per share are based on the weighted average number of common shares outstanding during the period. Diluted EPS are based on the weighted average number of common shares outstanding and potential dilution of securities that
could share in earnings.   Earnings per share for all prior periods have been
restated.

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

NEW ACCOUNTING REQUIREMENTS - In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information,"
effective for fiscal years beginning after December 15, 1997.   SFAS 131
establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating
segments in interim financial reports issued to shareholders.   It also
establishes standards for related disclosures about products and services,
geographic areas and major customers.   Operating segments are defined as
components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in
deciding how to allocate resources and in assessing performance.   SFAS 131
requires reporting segment profit or loss, certain specific revenue and expense
items and segments assets.   It also requires reconciliations of total segment
revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the financial
statements.   Restatement of comparative information for earlier periods
presented is required in the initial year of application.   Interim information
is not required until the second year of application, at which time comparative
information is required.   The Company has not determined the impact that the
adoption of this new accounting standard will have on its financial statement
disclosures.   The Company will adopt this accounting standard October 1, 1998, as required.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income",
effective for fiscal year beginning after December 15, 1997.   SFAS 130
requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is
displayed with the same prominence as other annual financial statements.   This
Statement also requires that an entity classify items of other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities
classified as available-for-sale.   Restatement of disclosures for earlier
periods is required.   This statement is not expected to have a material effect
on the Company's financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits", effective for fiscal years
beginning after December 15, 1997.   SFAS 132 revised employer disclosures
about pension and other postretirement benefit plans.   It does not change the
measurement or recognition of those plans.   This statement standardizes the
disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial
analysis, and eliminates certain disclosures.   Restatement of disclosures for
earlier periods is required.   The Company will adopt this accounting standard
on October 1, 1998, as required.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after
June 15, 1999.   SFAS 133 requires companies to record derivatives on the
balance sheet as assets and liabilities, measured at fair value.   Gains or
losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies
for hedge accounting.   The Company has not completed its evaluation of the
impact of this standard on the financial statements.

In March 1998, the AICPA issued SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", effective for fiscal years
beginning after December 15, 1998.   This SOP provides guidance on accounting
for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal-use software costs
once certain criteria are met.   Adoption of this standard is not expected to
have a material effect on the Company's financial statements.

2. Transactions with related parties. As of September 30, 1998 seven of the Company's directors were also directors of FRP Properties, Inc. ("FRPP"). Such directors own approximately 41% of the stock of FRPP and 30% of the stock of the Company. Accordingly, FRPP and the Company are considered related parties.

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

  The Company paid rents, royalties and transportation charges to subsidiaries of FRPP totaling $6,256,000 in 1998, $6,006,000 in 1997 and $6,544,000 in 1996.


  At September 30, 1998 and 1997 the Company had a net account payable due to subsidiaries of FRPP totaling $295,000 and $206,000, respectively.

  Under an agreement extending until September 30, 2000 the Company furnishes certain management and related services, including financial, tax, legal, administrative, accounting and computer, to FRPP and its subsidiaries. Charges for such services were $1,515,000 in 1998, $1,414,000 in 1997, and $1,383,000 in 1996.

3. Inventories. Inventories at September 30 consisted of the following (in thousands):
                                         1998               1997
Finished products                       $ 20,683          18,151
Raw materials                              4,096           3,630
Parts and supplies                           756             806
                                        $ 25,535          22,587

     The excess of current cost over the LIFO stated values of inventories was $5,056,000 at September 30, 1998 and $4,984,000 at September 30, 1997.


4. Other assets. Other assets at September 30 consisted of the following (in thousands):
                                         1998          1997
Real estate                             $  2,056           2,101
Notes receivable                              80             118
Goodwill at cost less accumulated
 amortization of $4,104
 ($3,775 in 1997)                          9,140           9,470
Restricted cash                            9,264           8,792
Other                                      9,354           7,936
                                        $ 29,894          28,417

5. Lines of credit and debt. Long-term debt at September 30 is summarized as follows (in thousands):
                                           1998            1997
Unsecured notes:
  7.5%-10% notes                        $  1,895           2,057
  Revolving credit                             -               -
Industrial development
  revenue bonds                           22,889           9,569
7% - 12% secured notes
  and contracts                            1,475           1,680
                                          26,259          13,306
Less portion due within
    one year                               2,324           2,447
                                        $ 23,935          10,859

   Of the industrial development revenue bonds at September 30, 1998, $7,550,000 is due between 2004 and 2021. The bonds provide for quarterly interest payments between 68.0% and 71.5% of prime rate (8.25% at September 30, 1998). The bonds are subject to Purchase and Put Agreements with several banks whereby the bondholders may, at their option, sell the bonds to the Company during the following fiscal years: $250,000 in 1999; $250,000 in 2000; $650,000 in 2001;
$2,425,000 in 2002; and $2,625,000 in 2003. Another industrial development revenue bonds totaling $1,339,000 at September 30, 1998 is at floating rates of interest and matures through 1999. The bonds are collateralized by certain property, plant and equipment having a carrying value of $5,238,000 at September
30, 1998.   In addition, the bonds are collateralized by certain properties of
FRPP having a carrying value at September 30, 1998 of $1,620,000.   During
November 1997, the Company issued $14,000,000 of industrial revenue bonds
related to the construction of the cement plant.   The bonds are due in 2022,
and are secured by a letter of credit.   The interest rate on the bonds is a
variable rate established weekly.   For fiscal 1998, this rate averaged 3.6%.

  The secured notes and contracts are collateralized by certain real estate having a carrying value of approximately $3,779,000 at September 30, 1998 and are payable in installments through 2011.

  The aggregate amount of principal payments, excluding the revolving credit, due subsequent to September 30, 1998, assuming that all of the industrial development revenue bondholders exercise their options to sell the bonds to the Company is: 1999 - $2,324,000; 2000 - $1,873,000; 2001 - $895,000; 2002 -
$2,588,000; 2003 - $2,807,000 and subsequent years - $15,772,000.

   The Company has a revolving credit agreement under which it may borrow up to $75,000,000 on term loans payable in consecutive quarterly installments of 5% of the original amount commencing September 30, 2000 and a final payment of the unpaid balance on June 30, 2003. Interest is payable at the prime rate until June 30, 2000 and at 3/8 of 1% above such prime rate thereafter. Alternative interest rates based on the London interbank rate and/or the reserve-adjusted certificate of deposit rate are available at the Company's option. An annual commitment fee of 3/16 of 1% is payable on the unused amount of the commitment. At September 30, 1998, the total amount under the credit agreement was available for borrowing.

   The Company also has available short-term lines of credit from three banks aggregating $35,000,000. At September 30, 1998, $26,500,000 was available for borrowing. Under these lines the Company may borrow funds for a period of one to ninety days. There is no commitment fee and the banks can terminate the lines at any time. The interest rate is determined at the time of each borrowing. The weighted average interest rates on such borrowings at September 30, 1998 and 1997 were 5.8% and 6.0%, respectively.

   The various loan agreements contain restrictive covenants, including a requirement to maintain a consolidated current ratio and consolidated tangible net worth (as defined) at certain levels, limitations on paying cash dividends, and other restrictions. As of September 30, 1998, under the most restrictive of the agreements, $102,834,000 of consolidated retained earnings was not restricted as to payment of cash dividends.

   The Company capitalized interest cost of $1,248,000 in 1998, $176,000 in 1997 and $32,000 in 1996.

6. Stock option plan. The Company has a stock option plan under which options for shares of common stock may be granted to directors, officers and key employees. At September 30, 1998, 82,000 shares of common stock were available for future grants.

Option transactions for the fiscal years ended September 30 are summarized as follows:
                              1998              1997                 1996
                               Average            Average             Average
                     Options Price(1) Options Price(1) Options Price(1) Shares under option:
  Outstanding at
   beginning of year 1,468,800   15.20  1,086,200   13.32  1,092,700    13.32
  Granted                 -          -    918,000   16.41       -         -
  Exercised           (158,100)  14.32   (526,700)  13.45       -         -
  Canceled              (3,000)  16.41     (8,700)  13.89     (6,500)   12.56

Outstanding at end of
  year                1,307,700  15.31  1,468,800   15.20  1,086,200    13.32

 Options exercisable at
   end of year          558,700           522,000            896,760
(1) Weighted average exercise price
The following table summarizes information concerning stock options outstanding at September 30, 1998.
                    Options        Options        Remaining
Exercise Price      Outstanding         Exercisable           Life
$  12.375                  27,000           21,600          3.7 years
   12.5625                317,300          317,300          3.7 years
   13.96875                35,000           21,000          3.3 years
   15.1875                 21,500           21,500           .3 years
   16.4063                906,900          177,300          8.5 years

     Total                1,307,700      558,700

Remaining non-exercisable options as of September 30, 1998 become exercisable as follows: 1999-194,800; 2000-189,400; 2001-182,400 and 2002-182,400.

  Options granted have been at a price equal to the fair market value of the Company's common stock on the dates of grant. The options expire from seven to ten years from the date of grant and become exercisable in cumulative installments of 20% each year after a one year waiting period from the date of grant.

  If compensation cost for stock option grants had been determined based on the Black-Scholes option pricing model value at the grant date for the 1997 awards consistent with the provisions of SFAS No. 123, the Company's 1998 net income, basic and diluted earnings per share would have been $38,145,000, $2.02 and $1.97, respectively, and 1997 net income and basic and diluted earnings per share would have been $36,839,000, $2.00 and $1.99 per share,
respectively.   The SFAS 123 method has not been applied to options granted prior to October 1, 1996, and the pro forma compensation expense may not be indicative of pro forma expense in future years. The fair value of options granted was estimated to be $6.01 on the date of grant using the following assumptions; dividend yield of 1.5%, expected volatility of 25.9%, risk-free interest rates of 6.8% and expected lives of 7 years.

7. Income taxes. The provision for income taxes for the fiscal years ended September 30 consisted of the following (in thousands):
                                    1998               1997         1996
Current:
  Federal                         $ 16,195        17,211          13,421
  State                              2,926         3,201           2,466
                                    19,121        20,412          15,887
Deferred                             1,996        (1,184)         (1,777)
  Total                           $ 21,117        19,228          14,110


  A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate follows (in thousands):
                                        1998           1997        1996
Amount computed at statutory
  Federal rate                     $20,992        19,730         14,389
Effect of percentage depletion      (2,287)       (2,144)        (1,890)
State income taxes (net of Federal
  income tax benefit)                2,078         1,998          1,419
Other, net                             334          (356)           192
Provision for income taxes         $21,117        19,228         14,110

   The types of temporary differences and their related tax effects that give rise to deferred tax assets and deferred tax liabilities at September 30 are presented below:
                                    1998               1997
Deferred tax liabilities:
 Basis difference in property,
  plant and equipment             $ 37,615        36,383
 Other                                 742           901
  Gross deferred tax liabilities    38,357        37,284

Deferred tax assets:
 Insurance reserves                  3,584         3,300
 Other accrued liabilities           8,669         9,002
 Other                                 658           643
 Gross deferred tax assets          12,911        12,945
Net deferred tax liability        $ 25,446        24,339

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

   Net periodic pension cost (income) for fiscal years ended September 30 included the following components (in thousands):



                                         1998             1997         1996
Service cost-benefits earned during
  the period                            $    301         291             328
Interest cost on projected benefit
  obligation                               1,300       1,178           1,131
Actual return on assets                   (3,748)     (4,088)         (2,984)
Net amortization and deferral              1,653       2,302           1,429
Curtailment gain                               -           -            (184)
Cost of early retirement program               -         194               -

Net periodic pension cost (income)      ($   494)    (   123)          ( 280)

  Assumptions used in determining the net periodic pension cost are discount rate of 7.25%, rate of increase in compensation levels of 5% and expected long-term rate of return on assets of 9%.

  The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet at September 30 (in thousands):
                                           1998            1997
                                             Assets        Assets
                                          Exceed        Exceed
                                       Accumulated    Accumulated
                                         Benefits       Benefits
Actuarial present value of vested
 benefit obligations                    ($17,010)      (16,261)
Accumulated benefit obligation          ($17,044)      (16,306)
Projected benefit obligation            ($19,085)      (17,205)
Plan assets at fair value                 24,382        21,887
Plan assets in excess of
 projected benefit obligation              5,297         4,682
Unrecognized net gain                     (4,608)       (4,393)
Unrecognized transition asset               (518)         (605)
Unrecognized prior service cost                5            (2)
Prepaid (accrued) pension cost           $   176       (   318)

     Union employees are covered by multi-employer plans not administered by the Company. Payments of $406,000, $427,000 and $202,000 were made to these plans during fiscal 1998, 1997 and 1996, respectively.

     Additionally, the Company and certain subsidiaries have savings/profit sharing plans for the benefit of qualified employees. The savings feature of the plans incorporates the provisions of Section 401(k) of the Internal Revenue Code. Under the savings feature of the plans, eligible employees may elect to save a portion (within limits) of their compensation on a tax deferred basis. The Company contributes to a participant's account an amount equal to 50% (with certain limits) of the participant's contribution. Additionally, the Company and certain subsidiaries may make annual contributions to the plans as determined by the Board of Directors, with certain limitations. The plans provide for deferred vesting with benefits payable upon retirement or earlier termination of employment. The total cost of the plans was $5,449,000 in 1998; $4,938,000 in 1997; and $3,927,000 in 1996.

    The Company has a management security plan for certain officers and key employees. The accruals for future benefits are based upon the remaining years to retirement of the participating employees. The Company has purchased life insurance on the lives of the participants and it is the owner and beneficiary of such policies. The expense for fiscal 1998, 1997 and 1996 was $1,974,000, $1,814,000, and $1,593,000, respectively.

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

     The following table sets forth the plans' combined status reconciled with the accrued postretirement benefit cost included in the Company's consolidated balance sheet at September 30 (in thousands):


                                            1998        1997      1996
Accumulated postretirement benefit
 obligations(APBO):
 Retirees                              $   1,071        1,122     1,310
 Fully eligible active participants          452          436       517
 Other active participants                 1,048        1,077     1,094
  Total APBO                               2,571        2,635     2,921

 Unrecognized net loss from past
   experience different from that
   assumed and from changes in
   assumptions                              (246)        (490)   (1,011)
 Unrecognized prior service costs             83          299       473
 Accrued postretirement benefit cost   $   2,408        2,444     2,383

     Net periodic postretirement benefit cost for fiscal years ended September 30 includes the following components (in thousands):
                                            1998         1997      1996
Service cost of benefits earned
 during the period                     $     123          129       134
Interest cost on APBO                        173          178       197
Net amortization and deferral               (207)        (176)     (130)

Net periodic postretirement benefit
 cost                                  $      89          131       201

     The discount rate used in determining the Net Periodic Postretirement Benefit Cost and the APBO was 7.25%.

9. Leases. Certain plant sites, office space and equipment are rented under operating leases. Total rental expense, excluding mineral leases, for fiscal 1998, 1997 and 1996 was $4,402,000, $4,176,000 and $3,867,000, respectively.
Future minimum lease payments under operating leases with an initial or remaining noncancelable term in excess of one year, exclusive of mineral leases, at September 30, 1997 are as follows: 1999-$1,442,000; 2000-$1,356,000;
2001-$1,337,000; 2002-$1,326,000; 2003-$1,101,000; after 2003-$6,960,000.
Certain leases include options for renewal. Most leases require the Company to pay for utilities, insurance and maintenance.

10. Gain (loss) on sale and/or write down of assets. In fiscal 1998 the Company recorded a gain on the sale of certain real estate totaling $622,000. In fiscal 1997 the Company recorded a gain on the sale of certain real estate totaling $14,000 . In fiscal 1996 the Company recorded a loss on the sale and write down of the carrying value of certain real estate totaling $1,619,000 and a gain on the sale of a lease of $1,333,000.

11. Fair values of financial instruments. At September 30, 1998 and 1997 the carrying amount reported in the balance sheet for cash and cash equivalents, notes receivable, short-term notes payable to banks, revolving credit and industrial development revenue bonds approximate their fair value. The fair values of the Company's other long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At September 30, 1998 the carrying amount and fair value of such other long-term debt was $3,370,000 and $3,474,000, respectively. At September 30, 1997 the carrying amount and fair value of such other long-term debt was $3,737,000 and $3,863,000, respectively.

Off-balance sheet financial instruments.   In anticipation of obtaining a
financing commitment to provide capital for various projects and equipment, the Company entered into treasury yield hedge agreements for a notional amount of $70,000,000 with a settlement date of December 31, 1998 in an attempt to manage the interest rate risk associated with securing a long-term fixed rate
at a future date.   A number of factors were taken into account with respect
to the specific timing associated with securing a firm financing commitment. Among those was the timing associated with management's expectations of when
the cash is required for the capital outlays.   The Company anticipates a firm
financing commitment will be arranged during the first or second quarter of
fiscal 1999 and has engaged a broker to assist with this effort.   The
treasury yield hedges have a weighted average fixed rate for the ten-year U.
S. Treasury yield of 5.41%.     The fair value of these instruments reflects
the cash that will be received or paid on the settlement of the contracts.
At September 30, 1998, the Company would have been obligated to pay $5,200,000
to settle the contracts.   The fair value of these instruments is not
recognized in the financial statements of the Company as of its fiscal year end, but will be recognized as an adjustment to interest expense over the term of the debt upon issuance.

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

13. Commitments. At September 30, 1998, the Company had placed orders and was committed to purchase equipment costing approximately $28,106,000. In addition, the Company had placed orders and was committed, subject to certain cancellation provisions, to construction contracts and equipment for the cement plant costing approximately $36,227,000.

Directors and Officers

Directors

Edward L. Baker (1)(4)
Chairman of the Board
of the Company

John D. Baker II (1)(4)
President and Chief Executive Officer
of the Company

Thompson S. Baker II
Vice President of the Company

Alvin R. (Pete) Carpenter (3)(4)
President and Chief Executive Officer
of CSX Transportation, Inc.

Charles H. Denny III (2)
Investments

Albert D. Ernest, Jr. (2)(3)(4)
President of Albert Ernest Enterprises

Luke E. Fichthorn III (2)(3)(4)
Private Investment Banker,
Twain Associates and Chairman of the
Board and Chief Executive Officer of
Bairnco Corporation

Francis X. Knott (2)
Chief Executive Officer
of Partners Management Company

Radford D. Lovett    (3)(4)
Chairman of the Board of
Commodores Point Terminal Corp.

C. J. Shepherdson
Vice President of the Company

G. Kennedy Thompson
Vice Chairman of First Union Corporation

Directors Emeritus

Frank M. Hubbard
Chairman of the Board of
A. Friends' Foundation Trust

W. Thomas Rice
Chairman Emeritus of Seaboard
Coast Line Industries, Inc.


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

Annual Meeting

Shareholders are cordially invited to attend the Annual Stockholders Meeting which will be held at 9 a.m. local time, on Wednesday, February 3, 1999, at the general offices of the Company, 155 East 21st Street, Jacksonville, Florida.

Transfer Agent

First Union National Bank of North Carolina
230 South Tryon Street, 11th Floor
Charlotte, NC  28288-1154
Telephone:  1-800-829-8432

General Counsel

Lewis S. Lee, Esquire
LeBoeuf, Lamb, Greene & MacRae, L.L.P.
Jacksonville, Florida

Independent Auditors

Deloitte & Touche LLP
Jacksonville, Florida

Common Stock Listed

New York Stock Exchange
(Symbol:  FRK)

Form 10-K

Stockholders may receive without charge a copy of Florida Rock Industries, Inc.'s annual report to the Securities and Exchange Commission on Form 10-K by writing to the Treasurer at P.O. Box 4667, Jacksonville, Florida 32201.