Form 10-K/A
period 1998-09-30
FLORIDA ROCK INDUSTRIES INC
filed 1999-01-21
CIK 37651

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                FORM 10-K/A
                              AMENDMENT No. 1
(Mark one)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended September 30, 1998
                                    OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                       Commission File number 1-7159

                       FLORIDA ROCK INDUSTRIES, INC.
          (exact name of registrant as specified in its charter)

            Florida                                         59-0573002
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

155 East 21st Street, Jacksonville, Florida                    32206
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

                          Tons        Tons of
                       Delivered in  Estimated  Approximate
                        Year Ended    Reserves     Acres
                         9/30/98      9/30/98   (L-Leased)(a)     Lease
                        (000's)       (000's)    (O-Owned)     Description
The Company has five
 limestone quarries in
 Florida located at Gulf
 Hammock (which also
 produces agricultural
 limestone), Brooksville,
 Ft. Myers (which also
 produces baserock),                                            12 leases
 Naples, and Miami (which                            L-19,801   expiring from
 also produces baserock)     9,904       189,000     O- 3,847    1999 to 2046

The Company has five
 granite and one lime-
 stone quarries in
 Georgia located at
 Griffin, Forest Park,
 Macon, Tyrone, Paulding                                        11 leases
 County and Rome                                     L-1,524    expiring from
  (limestone)               6,723        252,000     O-  705    2000 to 2046

The Company has three
 crushed stone plants
 located at Havre de
 Grace, Frederick, and
 Greenspring, Maryland
 and two located near                                L-   41    1 lease
 Richmond, Virginia          7,493       150,000     O-1,298    expiring 2018

















                          Tons        Tons of
                       Delivered in  Estimated  Approximate
                        Year Ended    Reserves     Acres
                         9/30/98      9/30/98   (L-Leased)(a)     Lease
                        (000's)       (000's)    (O-Owned)     Description
The Company has two
 baserock plants
 located at Ft. Pierce                                     4 leases
 and Sunniland,                                            expiring in
 Florida                   809        20,000    L-13,831   1999 and 2016

The Company has nine
  sand plants located
  at Keystone Heights,
  Astatula, Lake County,
  Marion County (two
  locations) Keuka,
  Grandin, LaBelle and
  Lake Wales, Florida and
  two sand and gravel plants                                    19 leases
  located at Leonardtown                             L-11,937   expiring from
  and Goose Bay, Maryland  8,075         224,000     O-  1906   1999 to 2046

Future reserves:
 Sand:  Lake County
 Florida(c)                                7,500     O-   324

 Limerock:                                                 1 lease
  Brooksville, Florida                   100,000(b)  L- 1,227   expiring in
  Newberry, Florida                       86,000     O-   258   2046

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
















                            Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the reistrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Florida Rock Industries, Inc.

Date: January 20, 1999                        By WALLACE A. PATZKE, JR.
                                                 Wallace A. Patzke, Jr.
                                                 Vice President, Controller
                                                  and Chief Accounting Officer