Form 10-Q
period 1998-12-31
FLORIDA ROCK INDUSTRIES INC
filed 1999-02-05
CIK 37651

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark one)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 1999: 18,863,667 shares of $.10 par value common stock.

                           FLORIDA ROCK INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                              December 31,      September 30,
                                                  1998             1998
ASSETS
Current assets:
 Cash and cash equivalents                     $    4,207            4,457
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $1,281 ($1,121 at September 30, 1998)            64,498           65,334
 Inventories                                       22,924           25,535
 Prepaid expenses and other                         5,372            5,281
  Total current assets                             97,001          100,607
Other assets                                       28,305           29,894
Property, plant and equipment, at cost:
 Land                                             119,238          120,076
 Plant and equipment                              477,306          477,846
 Construction in process                           75,584           45,091
                                               672,128          643,013
 Less accumulated depreciation,
  depletion and amortization                      328,732          321,958
  Net property, plant and equipment               343,396          321,055
                                               $  468,702          451,556
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $   18,800            8,500
 Accounts payable                                  41,885           38,783
 Dividends payable                              2,357              --
 Accrued income taxes                               5,333            3,715
 Accrued payroll and benefits                       4,893           11,913
 Accrued insurance reserve                          3,898            2,660
 Accrued liabilities, other                         6,532            6,891
 Long-term debt due within one year                 1,897            2,324
  Total current liabilities                        85,595           74,786

Long-term debt                                     22,656           23,935
Deferred income taxes                              28,564           28,564
Accrued employee benefits                          12,796           12,440
Long-term accrued insurance reserves                6,463            6,463
Other accrued liabilities                           5,552            5,482
Stockholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 18,974,618 shares issued       1,897            1,897
 Capital in excess of par value                    18,835           18,796
 Retained earnings                                289,604          281,882
 Less cost of treasury stock, 122,662
  shares (108,662 shares at September
  30, 1998)                                        (3,260)          (2,689)
  Total stockholders' equity                      307,076          299,886
                                               $  468,702          451,556
See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  (In thousands except per share amounts)
                                (Unaudited)



                                                    Three Months ended
                                                        December 31,
                                                      1998       1997


Net sales                                           $143,123    111,624
Cost of sales                                        109,900     89,860

Gross profit                                          33,223     21,764

Selling, general and administrative expense:
 Selling, general and administrative                  12,470     10,569
 System upgrades/Year 2000 costs                       1,450        -
   Total selling, general and
     administrative                                   13,920     10,569


Operating profit                                      19,303     11,195

Interest expense                                          (4)      (165)
Interest income                                          127        235
Settlement of interest rate hedge agreements          (4,214)         -
Other income, net                                        342        102

Income before income taxes                            15,554     11,367
Provision for income taxes                             5,475      4,001

Net income                                          $ 10,079      7,366

Earnings per share:
 Basic                                                  $.53        .39
 Diluted                                                $.52        .38

Cash dividends per common share                        $.125       .125

Weighted average shares used
in computing earnings per share:
 Basic                                                18,862     18,802
 Diluted                                              19,210     19,163


See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                              (In thousands)
                                (Unaudited)

                                                    1998             1997
Cash flows from operating activities:
  Net income                                          $10,079            7,366
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization            8,656            7,493
    Net changes in operating assets and
     liabilities:
     Accounts receivable                                  836            7,263
     Inventories                                        2,611              (35)
     Prepaid expenses and other                           (90)             509
     Accounts payable and accrued liabilities            (994)          (4,225)
  Decrease in deferred income taxes                         -             (888)
  Gain on disposition of property, plant and
     equipment                                           (451)              (9)
  Other, net                                               (9)             473

 Net cash provided by operating activities             20,638           17,947

Cash flows from investing activities:
  Purchase of property, plant and equipment           (28,689)         (21,292)
  Proceeds from the sale of property, plant and
   equipment                                              539              175
  Additions to other assets                              (803)            (309)
  Proceeds from the disposition of other assets             -               29
  Collections of notes receivable                           3               26

Net cash used in investing activities                 (28,950)         (21,371)

Cash flows from financing activities:
  Net increase (decrease) short-term debt              10,300             (300)
  Repayment of long-term debt                          (1,706)            (705)
  Exercise of employee stock options                      250              601
  Repurchase of Company stock                            (782)               -

Net cash provided by (used in)financing activities      8,062             (404)

Net decrease in cash and cash equivalents                (250)          (3,828)
Cash and cash equivalents at beginning of year          4,457           18,433

Cash and cash equivalents at end of period            $ 4,207          $14,605


See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31,1998
                                (Unaudited)

(1)  Basis of Presentation

     The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months ended December 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1999. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 1998.

(2)  Inventories

     Inventories consisted of the following (in thousands):

                                              December 31,  September 30,
                                                  1998          1998

      Finished products                         $ 17,843       20,683
      Raw materials                                4,192        4,096
      Parts and supplies                             889          756
                                                $ 22,924       25,535

(3)  Interest Rate Hedge Agreements

     In anticipation of obtaining a financing commitment to provide capital for various projects and equipment, the Company entered into interest rate hedge agreements for a notional amount of $70,000,000 with a settlement date of December 31, 1998 in an attempt to manage the interest rate risk associated with securing a long-term fixed
     rate at a future date.   A number factors were taken into account
     with respect to the specific timing associated with securing a firm
     financing commitment.   Among those was the timing associated with
     management's expectations of when the cash is required for the capital outlays. The Company originally anticipated a firm financing commitment would be arranged with a private placement offering during the first or second quarter of fiscal 1999.

     On December 31, 1998, the Company settled the agreements pursuant to the contracts and on January 4, 1999 made a payment of $4,214,000. As a result of changed capital requirements, improved cash flow and adequate existing credit availability, management decided not to
     pursue a commitment for long-term financing.   Accordingly, the
     settlement cost was expensed in the first quarter of fiscal 1999.





(4)  Supplemental Disclosures of Cash Flow Information

     Cash paid during the three months ended December 31, 1998 and 1997 for certain expense items are (in thousands):

                                              1998          1997
      Interest expense, net of
       amount capitalized                   $     4           122
      Income taxes                          $ 3,798         1,845

     The following schedule summarizes noncash investing and financing activities for the three months ended December 31, 1998 and 1997 (in thousands):
                                              1998          1997

       Additions to property, plant
        and equipment from:
          Exchanges                         $   407            15
          Using escrow cash included
            in other assets                 $ 2,191         8,792

(5) The Company and its subsidiaries are subject to legal proceedings and claims arising out of their businesses that cover a wide range of matters. Additional information concerning these matters is presented in Note 12 to the consolidated financial statements included in the Company's 1998 Annual Report to stockholders and Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1998, and such information is incorporated herein by reference.

               MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

For the first quarter of fiscal 1999, ended December 31, 1999, consolidated net sales increased 28.2% to $143,123,000 from $111,624,000 in the same quarter last year. The increase in sales was primarily attributable to strong demand for construction products coupled with favorable weather in the Company's markets. Sales also increased as a result of modest price increases in core products.

Gross profit increased 52.7% to $33,223,000 from $21,764,000 last year. The increase in gross profit was primarily attributed to higher sales levels. Gross profit margin increased to 23.2% from 19.5% last year primarily as a result of the improved sales and lower maintenance and other quarry costs compared to costs incurred during the first quarter of last year.

Selling, general and administrative expense increased 31.7%.   Selling, general
and administrative expense increased to 9.7% of sales from 9.5% last year.
The increase was primarily attributable to the increase in sales, increased profit sharing and incentive compensation which is linked to profitability, $1,450,000 of expenses associated with Year 2000 conversion and additional staffing.

Interest expense declined to $4,000 from $165,000 last year due to an increase in the amount of interest capitalized this year. For the first quarter of fiscal 1999, interest capitalized was $516,000 versus $170,000 last year.

As discussed in Note 3, the Company expensed during the first quarter of fiscal 1999 $4,214,000 in conjunction with interest rate hedge agreements.

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

The Company is in various stages of modifying or replacing both internally developed and purchased software. The Company has purchased new state of the art financial and administrative systems software and hardware that is represented to be Year 2000 compliant. An implementation consultant has been engaged to assist in replacing the existing major systems. During the first quarter of calendar 1999, the Company will begin to phase-in modules of the
purchased software.   All modules of the purchased software will be implemented
no later than the third quarter of calendar 1999.   Substantially all of the
internally generated software is now Year 2000 compliant. The balance will be Year 2000 compliant in the near future.

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

The costs associated with the purchase and installation of the software and hardware will be capitalized and amortized over the estimated useful life of the software or hardware. At December 31, 1998, approximately $1,694,000 had been capitalized. Other costs associated with the project such as selection, training and reengineering of the existing processes are being expensed as
incurred.   The Company has expensed $2,209,000 during fiscal 1998 and
$1,450,000 during the first quarter of 1999 related to this project. Based on current information, the Company estimates that it will incur an additional $7,200,000 over the next twelve months as a result of the Year 2000 project of which approximately 50% will be capitalized.

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

Summary and Outlook.  For fiscal 1999 management remains positive in its
outlook of the construction industry and general economic conditions.   The
view for residential construction remains favorable in the Company's markets
with the level of activity continuing to vary by region.   Non-residential
construction is moving with local supply and demand with evidence that more
speculative construction is underway.   Public spending on infrastructure will
increase as a result of the Transportation Equity Act for the 21st Century (TEA
21) which is projected to raise the amount of federal highway spending by an average of 57% in the Company's markets over previous years funding levels.
The Company  anticipates another solid year, weather permitting.

Financial Condition

The Company continues to maintain its financial condition.   During January
1999, the Company increased its short-term lines of credit by $10,000,000. Management believes that the necessary funds for planned capital expenditures will be obtained through internal generation and borrowing under existing loan agreements.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1998 and such information is incorporated herein by reference.

Cement Plant.   The Company commenced the construction of the cement plant near
Newberry, Alachua County, Florida in March 1997 with an estimated cost of $100 million. The Company expects the plant to be operational by the fourth quarter of fiscal 1999. The Company received necessary zoning and permit approvals from Alachua County and the Florida Department of Environmental Protection. Lawsuits pertaining to the appeal of the zoning and air permits issued for the plant were resolved in favor of the Company. A local Alachua County citizens' Clean Air referendum on the ballot for the November 3, 1998 general election
which would have been adverse to the Company was rejected.   On January 22,
1999, the County Comissioners of Alachua County, Florida voted 3-2 to make the Company's cement plant comply with emissions standards submitted to the county
in November 1994 on the Company's initial special-use permit application.   The
Company had revised its submission before approval and issuance by Alachua County of the special-use permit to incorporate standards approximating those contained in the air permit issued by the Florida Department of Environmental
Protection.   The new Alachua County action on its face requires the Company to comply with much stricter emission levels than approved by the Florida
Department of Environmental Protection.   If this Alachua County action is
enforced and upheld the Company does not believe it could comply.   On January
25, 1999 the City Commissioners of Newberry, Florida voted 4-0 to annex the
Company's cement plant site into the city.   The Company anticipates that
future land use and zoning matters relating to the cement plant will be under the jurisdiction of the City of Newberry, initially subject to Alachua County existing special-use permit zoning with such other conditions, if any, as may be held to be valid and enforceable.

The Company will continue vigorously to defend its legal and constitutional rights.

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

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Note 12 to the consolidated financial statements included in the Company's 1998 Annual Report to stockholders, and Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1998 are incorporated herein by reference.



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page 8 of this Form 10-Q.

(b) Reports on Form 8-K. During the three months ended December 31, 1998, no reports on Form 8K were filed.
























                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 5, 1999                         FLORIDA ROCK INDUSTRIES, INC.


                                    JAMES J. GILSTRAP
                                    James J. Gilstrap
                                      Vice President, Treasurer
                                      and Chief Financial Officer



                                     WALLACE A. PATZKE, JR.
                                     Wallace A. Patzke, Jr.
                                      Vice President, Controller
                                       and Chief Accounting Officer

                FLORIDA ROCK INDUSTRIES, INC.
        FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1998

                          EXHIBIT INDEX



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

(4)(b)(4) Third      amendment dated as of June 30, 1997, to the
                    Amended and Restated Revolving Credit and Term Loan
                    Agreement dated as of December 5, 1990.   Previously
                    filed with Form 10-Q for the quarter ended June 30,
                    1997.   File No. 1-7159.

(4)(b)(5) Fourth Amendment dated as of July 5, 1998 to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 5,1990. Previously, filed with Form 10-K for the year ended September 30, 1998. File No. 1-7159.
(4)(c) The Company and its consolidated subsidiaries have other long-term debt agreements which do not exceed 10% of the total consolidated assets of the Company and its subsidiaries, and the Company agrees to furnish copies of such agreements and constituent documents to the Commission upon request.





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

(11)           Computation of Earnings Per Common Share.

(27)      Financial Data Schedule

(99)(a)   Information Concerning Environmental Matters and Legal
          Proceedings.   Previously filed as Item 3 "Legal
          Proceedings" of Florida Rock Industries, Inc.'s, Form 10-K for fiscal year ended September 30,1998. File No. 1-7159.

(99)(b) Information Concerning Legal Proceedings. Previously filed as Note 12 to the Consolidated Financial
          Statements in the Company's 1998 Annual Report to
                    Stockholders.  File No. 1-7159.