Form 10-Q
period 1999-03-31
FLORIDA ROCK INDUSTRIES INC
filed 1999-05-11
CIK 37651

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark one)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 1999: 18,824,913 shares of $.10 par value common stock.

                           FLORIDA ROCK INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                               March  31,      September 30,
                                                  1999             1998
ASSETS
Current assets:
 Cash and cash equivalents                     $    2,422            4,457
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $1,561 ($1,121 at September 30, 1998)            67,390           65,334
 Inventories                                       23,902           25,535
 Prepaid expenses and other                         4,519            5,281
  Total current assets                             98,233          100,607
Other assets                                       26,278           29,894
Property, plant and equipment, at cost:
 Land                                             120,383          120,076
 Plant and equipment                              494,125          477,846
 Construction in process                           81,998           45,091
                                               696,506          643,013
 Less accumulated depreciation,
  depletion and amortization                      334,565          321,958
  Net property, plant and equipment               361,941          321,055
                                               $  486,452          451,556
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $   33,900            8,500
 Accounts payable                                  39,119           38,783
 Accrued income taxes                                   -            3,715
 Accrued payroll and benefits                       8,960           11,913
 Accrued insurance reserve                          3,839            2,660
 Accrued liabilities, other                         5,816            6,891
 Long-term debt due within one year                 1,861            2,324
  Total current liabilities                        93,495           74,786

Long-term debt                                     22,548           23,935
Deferred income taxes                              29,621           28,564
Accrued employee benefits                          13,171           12,440
Long-term accrued insurance reserves                6,463            6,463
Other accrued liabilities                           5,690            5,482
Stockholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 18,974,618 shares issued       1,897            1,897
 Capital in excess of par value                    18,682           18,796
 Retained earnings                                299,305          281,882
 Less cost of treasury stock, 154,705
  shares (108,662 shares at September
  30, 1998)                                        (4,420)          (2,689)
  Total stockholders' equity                      315,464          299,886
                                               $  486,452          451,556
See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  (In thousands except per share amounts)
                                (Unaudited)



                                        Three Months ended   Six Months ended
                                            March 31,            March 31,
                                         1999       1998       1999     1998


Net sales                               $134,104   107,664   277,202   219,235
Cost of sales                            105,741    85,219   215,708   175,135

Gross profit                              28,363    22,445    61,494    44,100

Selling, general and administrative expense:
 Selling, general and administrative      13,479    11,467    25,949    22,037
 System upgrades/Year 2000 costs           1,945       -       3,395      -
   Total selling, general and
     administrative                       15,424    11,467    29,344    22,037


Operating profit                          12,939    10,978    32,150    22,063

Interest expense                              (4)     (169)       (8)     (334)
Interest income                              103       335       230       570
Settlement of interest rate hedge
  agreements                                   -         -    (4,214)        -
Other income, net                          1,926       159     2,360       371

Income before income taxes                14,964    11,303    30,518    22,670
Provision for income taxes                 5,264     3,979    10,739     7,980

Net income                              $  9,700     7,324    19,779    14,690

Earnings per share:
 Basic                                      $.51       .39      1.05       .78
 Diluted                                    $.50       .38      1.03       .77

Cash dividends per common share            $   -         -      .125      .125

Weighted average shares used
in computing earnings per share:
 Basic                                    18,844    18,813    18,853     18,809
 Diluted                                  19,224    19,150    19,221     19,160


See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                              (In thousands)
                                (Unaudited)

                                                    1999             1998
Cash flows from operating activities:
  Net income                                          $19,779           14,690
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization           18,011           15,398
    Net changes in operating assets and
     liabilities:
     Accounts receivable                               (1,628)           2,131
     Inventories                                        1,633           (2,033)
     Prepaid expenses and other                           787              185
     Accounts payable and accrued liabilities          (5,717)          (1,386)
    Increase(decrease) in deferred income taxes         1,033             (772)
    Gain on disposition of property, plant and
     equipment                                         (1,723)            (354)
  Other, net                                                9                3

 Net cash provided by operating activities             32,184           27,862

Cash flows from investing activities:
  Purchase of property, plant and equipment           (54,851)         (48,915)
  Proceeds from the sale of property, plant and
   equipment                                            3,325              575
  Additions to other assets                            (2,065)            (552)
  Proceeds from the disposition of other assets             -              179
  Collections of notes receivable                          24              111

Net cash used in investing activities                 (53,567)         (48,602)

Cash flows from financing activities:
  Net increase short-term debt                         25,400            6,500
  Repayment of long-term debt                          (1,850)            (847)
  Payment of dividends                                 (2,357)          (2,351)
  Exercise of employee stock options                    1,241            1,199
  Repurchase of Company stock                          (3,086)              (3)

Net cash provided by financing activities              19,348            4,498

Net decrease in cash and cash equivalents              (2,035)         (16,242)
Cash and cash equivalents at beginning of year          4,457           18,433

Cash and cash equivalents at end of period            $ 2,422          $ 2,191


See accompanying notes.
                       FLORIDA ROCK INDUSTRIES, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               MARCH 31,1999
                                (Unaudited)

(1)  Basis of Presentation

     The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three and six months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1999. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 1998. Certain amounts for prior periods have been reclassified to conform with presentation adopted in the second quarter of 1999.

(2)  Inventories

     Inventories consisted of the following (in thousands):

                                                March 31,   September 30,
                                                  1999          1998

      Finished products                         $ 19,238       20,683
      Raw materials                                3,865        4,096
      Parts and supplies                             799          756
                                                $ 23,902       25,535

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





(4)  Supplemental Disclosures of Cash Flow Information

     Cash paid during the six months ended March 31, 1999 and 1998 for certain expense items are (in thousands):

                                              1999          1998
      Interest expense, net of
       amount capitalized                   $     8           225
      Income taxes                          $13,518         7,357

     The following schedule summarizes noncash investing and financing activities for the six months ended March 31, 1999 and 1998
     (in thousands):
                                              1999          1998

       Additions to property, plant
        and equipment from:
          Exchanges                         $   472           331
          Using escrow cash included
            in other assets                 $ 4,959         8,792

(5)  Legal Proceedings

     The Company and its subsidiaries are subject to legal proceedings and claims arising out of their businesses that cover a wide range of matters. Additional information concerning these matters is presented in Note 12 to the consolidated financial statements included in the Company's 1998 Annual Report to stockholders, Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1998 and
     Item 3 "Legal Proceedings" of the Company's Form 10-Q for the quarter ended March 31, 1999. Such information is incorporated herein by reference.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Operating Results

For the second quarter of fiscal 1999, ended March 31, 1999, consolidated net sales increased 24.6% to $134,104,000 from $107,664,000 in the same quarter last year. For the six months of 1999, consolidated net sales increased 26.4% to $277,202,000 from $219,235,000 last year. The increase in sales was primarily attributable to strong demand for construction products coupled with unseasonably favorable weather in the Company's markets. Sales also increased as a result of modest price increases in core products.

Gross profit for the second quarter increased 26.4% to $28,363,000 from $22,445,000 last year. For the first six months of 1999, gross profit increased 39.4% to $61,494,000 from $44,100,000 last year. The increase in gross profit was primarily attributed to higher sales levels and modest price
increases.   Gross profit margin for the second quarter increased to 21.2% from
20.8% and for the six months increased to 22.2% from 20.1% last year primarily as a result of the improved sales and lower maintenance and other quarry costs compared to costs incurred during last year.

Selling, general and administrative expense excluding system upgrades increased
17.5% for the second quarter and 17.8% for the six months.   Selling, general
and administrative expense excluding system upgrades for the second quarter decreased to 10.0% of sales from 10.6% and for the six months decreased to 9.4% from 10.0% last year. The increase was primarily attributable to the increase in sales, increased profit sharing and incentive compensation which is linked
to profitability.   System upgrades/Year 2000 costs totaled $1,945,000 and
$3,395,000 for the second quarter and first half of 1999, respectively.

Interest expense for the second quarter declined to $4,000 from $169,000 and for the six months decreased to $8,000 from $334,000 last year due to an increase in the amount of interest capitalized this year. For the second quarter of fiscal 1999, interest capitalized was $713,000 versus $230,000 last year. For the six months of 1999, interest capitalized was $1,229,000 versus $400,000 last year.

As discussed in Note 3, the Company expensed during the first quarter of fiscal 1999 $4,214,000 in conjunction with interest rate hedge agreements. Included in other income in the second quarter and first six months of 1999 is $805,000 of income from a settlement of a class action lawsuit and $1,177,000 from the gain on the sale of real estate.

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

The Company is in various stages of modifying or replacing both internally developed and purchased software. The Company has purchased new state of the art financial and administrative systems software and hardware that is represented to be Year 2000 compliant. An implementation consultant has been engaged to assist in replacing the existing major systems. During the first quarter of calendar 1999, the Company began to phase-in modules of the
purchased software.   All modules of the purchased software will be implemented
no later than the third quarter of calendar 1999.   Substantially all of the
internally generated software is now Year 2000 compliant. The balance will be Year 2000 compliant in the near future.

The Company is approximately 50% completed in identifying operating equipment which may be affected by Year 2000 and expects full completion by early June. The Company is in process of testing such equipment to determine if such equipment is Year 2000 compliant.

Vendors, suppliers and customers that are critical to the Company's operations
have been identified.   Questionnaires were sent to these entities to determine
their state of readiness for Year 2000.   The Company is in process of
receiving and evaluating responses from these questionnaires.   The Company
will identify alternative vendors and suppliers as a contingency if any of the current suppliers do not appear to be taking corrective actions and are not Year 2000 compliant.

The Company, under an agreement with its affiliate, FRP Properties, Inc. ("FRPP"), provides certain administrative services, including automated data
processing to FRPP ("FRPP Services").   The FRPP Services are included within
the scope of the Company's Year 2000 project.

The costs associated with the purchase and installation of the software and hardware will be capitalized and amortized over the estimated useful life of
the software or hardware.   At March 31, 1999, approximately $3,080,000 had
been capitalized.   Other costs associated with the project such as selection, training and reengineering of the existing processes are being expensed as
incurred.   The Company has expensed $2,209,000 during fiscal 1998 and
$3,395,000 during the first half of 1999 of which $1,945,000 was recorded in the second quarter related to this project. Based on current information, the Company estimates that it will incur an additional $3,900,000 over the next nine months as a result of the Year 2000 project of which approximately 35% will be capitalized.

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

Summary and Outlook. Given the existing general economic conditions the outlook for the industry and the Company should continue to be positive and
strong for the remainder of the fiscal year.    Residential construction
continues to be a strong factor in the Company's markets with the level of
activity continuing to vary by region.   Non-residential construction remains
healthy and continues to move with local supply and demand.   There are
indications that office and industrial vacancy rates are rising but the
increase remains subdued.   Public spending on infrastructure will continue to
increase in the Company's markets as a result of the passage of the
Transportation Equity Act for the 21st Century (TEA21).   The Company
anticipates a record fiscal year.

Financial Condition

The Company continues to maintain its financial condition.   During January
1999, the Company increased its available short-term lines of credit by $10,000,000. Management believes that the necessary funds for planned capital expenditures will be obtained through internal generation and borrowing under existing loan agreements.

In February 1999, the Board of Directors authorized management to repurchase $20 million of the Company's common stock from time to time as opportunities
may arise.   The Company has purchased approximately $2 million under this authorization.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1998 and such information is incorporated herein by reference.

Cement Plant.   The Company commenced the construction of the cement plant near
Newberry, Alachua County, Florida in March 1997 with an estimated cost of $100 million. The Company expects the plant to be operational during the fourth quarter of fiscal 1999. The Company received necessary zoning and permit approvals from Alachua County and the Florida Department of Environmental Protection. Lawsuits pertaining to the appeal of the zoning and air permits issued for the plant were resolved in favor of the Company. A local Alachua County citizens' Clean Air referendum on the ballot for the November 3, 1998 general election which would have been adverse to the Company was rejected.
On January 22, 1999, the County Comissioners of Alachua County, Florida voted 3-2 to make the Company's cement plant comply with emissions standards submitted to the county in November 1994 on the Company's initial special-use
permit application.   The Company had revised its submission before approval
and issuance by Alachua County of the special-use permit to incorporate standards approximating those contained in the air permit issued by the Florida
Department of Environmental Protection.   The new Alachua County action on its
face requires the Company to comply with much stricter emission levels than
approved by the Florida Department of Environmental Protection.   If this
Alachua County action is enforced and upheld the Company does not believe it
could comply.   On January 25, 1999 the City Commissioners of Newberry, Florida
voted 4-0 to annex the Company's cement plant site into the city.   The Company
anticipates that future land use and zoning matters relating to the cement plant will be under the jurisdiction of the City of Newberry, initially subject to Alachua County existing special-use permit zoning with such other
conditions, if any, as may be held to be valid and enforceable.   The Company
has filed suit against Alachua County to enforce its permit as originally issued.

The Company will continue to defend vigorously its legal and constitutional rights.

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

    QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the settlement of the Interest Rate Hedge Agreements as disclosed in Note 2, there have been no material changes to the disclosure made in the Form 10-K for the fiscal year ended September 30, 1998 on this matter.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

In March of 1999, the Company received a General Notice letter and Information Request from the Environmental Protection Agency ("EPA") regarding the Holloway
Waste Oil Superfund Site ("Site") in Jacksonville, Florida.   By letter dated
April 27, 1999, the EPA notified the Company of its potential liability at the Site as a consequence of providing used motor oil to the operator of the oil
recycling facility on the Site.   EPA is seeking to recover from each
potentially responsible party, who are about 125 in number, response costs for
the Site which to date total approximately $1,712,768.46.   The Company, as one
of the PRP's, intends to negotiate with the EPA in order to resolve the United States claim for reimbursement of response costs in connection with the Site and will participate in the PRP/EPA meeting scheduled for May 10, 1999.

The Company does not believe that its potential share of the costs related to the Site will adversely affect the consolidated financial statements of the Company to a material extent.

Note 12 to the consolidated financial statements included in the Company's 1998 Annual Report to stockholders, and Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1998 are incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

On February 2, 1999, the Company held its annual shareholders meeting.   At the
meeting, the stockholders elected the following directors by the vote shown.


                     Term        Votes        Votes      Broker/
                     Ending       For         Withheld   Non-Votes

Alvin R. Carpenter    2002      16,241,521   1,181,837     -0-
John D. Baker II      2002      17,350,980      72,378     -0-
Charles H. Denny III  2002      17,369,202      54,156     -0-
G. Kennedy Thompson   2002      17,368,612      54,746     -0-

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page 8 of this Form 10-Q.

(b) Reports on Form 8-K. During the three months ended March 31, 1999, no reports on Form 8K were filed.




















                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 1999                             FLORIDA ROCK INDUSTRIES, INC.


                                    JAMES J. GILSTRAP
                                    James J. Gilstrap
                                      Vice President, Treasurer
                                      and Chief Financial Officer



                                     WALLACE A. PATZKE, JR.
                                     Wallace A. Patzke, Jr.
                                      Vice President, Controller
                                       and Chief Accounting Officer

                FLORIDA ROCK INDUSTRIES, INC.
          FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

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