Form 10-Q
period 1999-06-30
FLORIDA ROCK INDUSTRIES INC
filed 1999-08-11
CIK 37651

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark one)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 2, 1999: 18,895,340 shares of $.10 par value common stock.

                           FLORIDA ROCK INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                                June  30,      September 30,
                                                  1999             1998
ASSETS
Current assets:
 Cash and cash equivalents                     $    4,554            4,457
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $1,703 ($1,121 at September 30, 1998)            75,788           65,334
 Inventories                                       24,778           25,535
 Assets held for sale                          18,134              -
 Prepaid expenses and other                         4,606            5,281
  Total current assets                            127,860          100,607
Other assets                                       16,214           20,754
Goodwill at cost less accumulated amortization      50,465            9,140
Property, plant and equipment, at cost:
 Land                                             136,020          120,076
 Plant and equipment                              499,006          477,846
 Construction in process                          113,528           45,091
                                                  748,554          643,013
 Less accumulated depreciation,
  depletion and amortization                      340,907          321,958
  Net property, plant and equipment               407,647          321,055
                                               $  602,186          451,556
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $   49,620            8,500
 Accounts payable                                  38,977           38,783
 Dividends payable                              2,354                -
 Accrued income taxes                               2,221            3,715
 Accrued payroll and benefits                      12,581           11,913
 Accrued insurance reserve                          4,242            2,660
 Accrued liabilities, other                         9,290            6,891
 Long-term debt due within one year                 1,994            2,324
  Total current liabilities                       121,279           74,786

Long-term debt                                     97,713           23,935
Deferred income taxes                              29,360           28,564
Accrued employee benefits                          13,478           12,440
Long-term accrued insurance reserves                6,463            6,463
Other accrued liabilities                           5,826            5,482
Stockholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 18,974,618 shares issued       1,897            1,897
 Capital in excess of par value                    18,288           18,796
 Retained earnings                                310,814          281,882
 Less cost of treasury stock, 92,578
  shares (108,662 shares at September
  30, 1998)                                        (2,932)          (2,689)
  Total stockholders' equity                      328,067          299,886
                                               $  602,186          451,556
See accompanying notes.

                       FLORIDA ROCK INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  (In thousands except per share amounts)
                                (Unaudited)



                                        Three Months ended    Nine Months ended
                                            June 30,            June 30,
                                         1999       1998       1999     1998


Net sales                               $152,257   131,973   429,459   351,208
Cost of sales                            115,851   100,883   331,559   276,018

Gross profit                              36,406    31,090    97,900    75,190

Selling, general and administrative expense:
 Selling, general and administrative      13,712    12,163    39,661    34,200
 System upgrades/Year 2000 costs           1,143       206     4,538       206
   Total selling, general and
     administrative                       14,855    12,369    44,199    34,406


Operating profit                          21,551    18,721    53,701    40,784

Interest expense                            (300)     (218)     (308)     (552)
Interest income                               53       176       283       746
Settlement of interest rate hedge
  agreements                                   -         -    (4,214)        -
Other income, net                             93       860     2,453     1,231

Income before income taxes                21,397    19,539    51,915    42,209
Provision for income taxes                 7,534     6,877    18,273    14,857

Net income                              $ 13,863    12,662    33,642    27,352

Earnings per share:
 Basic                                      $.74       .67      1.78      1.45
 Diluted                                    $.72       .66      1.75      1.43

Cash dividends per common share            $.125      .125       .25       .25

Weighted average shares used
in computing earnings per share:
 Basic                                    18,838    18,857    18,849     18,825
 Diluted                                  19,290    19,256    19,263     19,191


See accompanying notes.

                       FLORIDA ROCK INDUSTRIES, INC.
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                              (In thousands)
                                (Unaudited)

                                                    1999             1998
Cash flows from operating activities:
  Net income                                          $33,642           27,352
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization           27,546           24,142
    Net changes in operating assets and
     liabilities excluding working capital acquired:
     Accounts receivable                               (3,555)          (7,555)
     Inventories                                        2,259           (2,168)
     Prepaid expenses and other                           655              339
     Accounts payable and accrued liabilities             (27)             515
    Increase in deferred income taxes                     832            1,791
    Gain on disposition of property, plant and
     equipment                                         (2,061)          (1,486)
    Other, net                                            532              119

 Net cash provided by operating activities             59,823           43,049

Cash flows from investing activities:
  Purchase of property, plant and equipment           (78,921)         (68,748)
  Proceeds from the sale of property, plant and
   equipment                                            3,705            2,186
  Additions to other assets                            (3,485)          (1,593)
  Business acquisitions, net of cash acquired         (90,531)               -
  Proceeds from the disposition of other assets             -              182
  Collections of notes receivable                          51              176

Net cash used in investing activities                (169,181)         (67,797)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt              75,000                -
  Net increase short-term debt                         40,629           11,900
  Repayment of long-term debt                          (3,066)            (942)
  Payment of dividends                                 (2,357)          (2,351)
  Exercise of employee stock options                    3,278            2,894
  Repurchase of Company stock                          (4,029)          (1,245)

Net cash provided by financing activities             109,455           10,256

Net increase(decrease) in cash and cash equivalents        97          (14,492)
Cash and cash equivalents at beginning of year          4,457           18,433

Cash and cash equivalents at end of period            $ 4,554          $ 3,941


See accompanying notes.

                       FLORIDA ROCK INDUSTRIES, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               JUNE 30,1999
                                (Unaudited)

(1)  Basis of Presentation

     The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three and nine months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1999. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 1998. Certain amounts for prior periods have been reclassified to conform with presentation adopted in 1999.


(2)  Acquisitions

     On June 1, 1999, the Company completed the acquisition of all of the common stock of Harper Brothers, Inc. and Commercial Testing, Inc. ("Harper") located in Ft. Myers, Florida for $87 million in cash. The purchase price is subject to certain post-closing adjustments
     related to working capital.   On July 2, 1999, the Company sold the
     fixed assets of Harper's highway and heavy construction operations for $13.1 million in cash. The Company is under a six month consent order with the Department of Justice to divest of Harper's sand mine and the Company's quarry operation in Ft. Myers. At June 30, 1999, the Company has classified the assets of Harper's highway and heavy construction operations and sand mine as Assets Held for Sale in the accompanying Consolidated Balance Sheet.

     On June 11, 1999, the Company acquired all of the common stock of Custom, LTD for $5.8 million in cash.

     These acquisitions were accounted for under purchase accounting with the purchase price allocated to the acquired assets and assumed
     liabilities based on estimated fair market values.   The allocation
     of purchase price is subject to change based on final determination of the purchase price and fair market value of the net assets. The estimated fair market value of the assets acquired and liabilities assumed were considered to be the best estimates as of the acquisition dates and may be adjusted as more information is
     obtained.   The excess of the purchase price over the fair market
     value of the assets acquired and liabilities assumed amount to $41,257,000 at June 30, 1999 and is being amortized over 20 to 30 years. The results of operations of these acquisitions since the date of acquisition are included in the consolidated results of operations of the Company. The effect on the Company's results of operations for three months and nine months ended June 30, 1999 was not material and as a result no proforma information is provided.
     The acquisition was funded by borrowings under the Company's existing revolving credit agreements and a new $50 million line of credit.

(3)  Inventories

     Inventories consisted of the following (in thousands):

                                                June 30,   September 30,
                                                  1999          1998

      Finished products                         $ 20,139       20,683
      Raw materials                                3,912        4,096
      Parts and supplies                             727          756
                                                $ 24,778       25,535

(4)  Interest Rate Hedge Agreements

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

(5)  Supplemental Disclosures of Cash Flow Information

     Cash paid during the nine months ended June 30, 1999 and 1998 for certain expense items are (in thousands):

                                              1999          1998
      Interest expense, net of
       amount capitalized                   $   332           540
      Income taxes                          $17,741        11,282

     The following summarizes noncash investing and financing
     activities for the nine months ended June 30, 1999 and 1998
     (in thousands):
                                              1999          1998

       Additions to property, plant
        and equipment from:
          Exchanges                         $   515           332
          Issuing debt                            -         2,963
          Using escrow cash included
            in other assets                 $ 7,073         8,792
 (6) Preferred Shareholder Rights Plan

     On May 5, 1999, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each
     outstanding share of common stock.   The dividend was payable on June
     11, 1999. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company, par value $.01 per share (The "Preferred Shares"), at a price of $145 per one one-hundredth of a Preferred Share, subject to adjustment.

     In the event that any Person or group of affiliated or associated Persons (an "Acquiring Person") acquires beneficial ownership of 15% or more of the Company's outstanding common stock each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of Common Shares having a market
     value of two times the exercise price of the Right.   An Acquiring
     Person excludes any Person or group of affiliated or associated Persons who were beneficial owners, individually or collectively, of 15% or more of the Company's Common Shares on May 4, 1999.

     The rights will initially trade together with the Company's common
     stock and will not be exercisable.   However, if an Acquiring Person
     acquires 15% or more of the Company's common stock the rights may become exercisable and trade separately in the absence of future
     board action.   The Board of Directors may, at its option, redeem all
     rights for $.01 per right, at any time prior to the rights becoming
     exercisable.   The rights will expire September 30, 2009 unless
     earlier redeemed, exchanged or amended by the Board.

(7)  Legal Proceedings

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Operating Results

For the third quarter of fiscal 1999, ended June 30, 1999, consolidated net sales increased 15.4% to $152,257,000 from $131,973,000 in the same quarter last year. For the nine months of fiscal 1999, consolidated net sales increased 22.3% to $429,459,000 from $351,208,000 last year. The increase in sales was primarily attributable to strong demand for construction products in the Company's markets. Sales also increased as a result of modest price increases in core products.

Gross profit for the third quarter increased 17.1% to $36,406,000 from $31,090,000 last year. For the first nine months of 1999, gross profit increased 30.2% to $97,900,000 from $75,190,000 last year. The increase in gross profit was primarily attributed to higher sales levels and modest price increases.

Gross profit margin for the third quarter increased to 23.9% from 23.6% and for the nine months increased to 22.8% from 21.4% last year primarily as a result of the improved sales and lower maintenance and other quarry costs compared to costs incurred during last year.

Selling, general and administrative expense excluding system upgrades increased 12.7% for the third quarter and 16.0% for the nine months. The increase was primarily attributable to the increase in sales, increased profit sharing and incentive compensation which is linked to profitability. Selling, general and administrative expense excluding system upgrades for the third quarter decreased to 9.0% of sales from 9.2% last year and for the nine months decreased to 9.2% from 9.7% last year. System upgrades/Year 2000 costs totaled $1,143,000 and $4,538,000 for the third quarter and for the nine months of
1999, respectively.   These costs were $206,000 for the third quarter and nine
months of 1998.

Interest expense for the third quarter increased to $300,000 from $218,000 due to increased borrowing partially offset by an increase in the amount of interest capitalized. For the nine months interest expense decreased to $308,000 from $552,000 last year due to an increase in the amount of interest capitalized this year partially offset by increase borrowings. For the third quarter of fiscal 1999, interest capitalized was $864,000 versus $337,000 last year. For the nine months of 1999, interest capitalized was $2,093,000 versus $737,000 last year.

As discussed in Note 4, the Company expensed during the first quarter of fiscal 1999 $4,214,000 in conjunction with interest rate hedge agreements. Included in other income for first nine months of 1999 is $805,000 of income from a settlement of a class action lawsuit and $1,177,000 from the gain on the sale of real estate.

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

The Company is in various stages of modifying or replacing both internally developed and purchased software. The Company has purchased new state of the art financial and administrative systems software and hardware that is represented to be Year 2000 compliant. An implementation consultant has been engaged to assist in replacing the existing major systems. During the first quarter of calendar 1999, the Company began to phase-in modules of the purchased software. The Company has implemented general ledger, fixed assets,
purchasing and accounts payable modules.   During August and September of 1999,
accounts receivable, billing and payroll modules will be implemented. Substantially all of the internally generated software is now Year 2000 compliant. The balance will be Year 2000 compliant in the near future.

The Company has completely surveyed all its locations to identify operating equipment which may be affected by Year 2000. The Company is in process of testing such equipment to determine if such equipment is Year 2000 compliant.
 When equipment has been identified as not Year 2000 compliant, the Company is determining remediation steps to be taken including replacing the equipment.

Vendors, suppliers and customers that are critical to the Company's operations
have been identified.   Questionnaires were sent to these entities to determine
their state of readiness for Year 2000.   The Company is evaluating responses
from these questionnaires and contacting vendors and suppliers where necessary.
 The Company will identify alternative vendors and suppliers as a contingency if any of the current suppliers do not appear to be taking corrective actions and are not Year 2000 compliant.

The Company, under an agreement with its affiliate, FRP Properties, Inc. ("FRPP"), provides certain administrative services, including automated data
processing to FRPP ("FRPP Services").   The FRPP Services are included within
the scope of the Company's Year 2000 project.

The costs associated with the purchase and installation of the software and hardware will be capitalized and amortized over the estimated useful life of
the software or hardware.   At June 30, 1999, approximately $4,179,000 had been
capitalized.   Other costs associated with the project such as selection, training and reengineering of the existing processes are being expensed as
incurred.   The Company has expensed $2,209,000 during fiscal 1998 and
$4,538,000 during the first nine months of 1999 of which $1,143,000 was recorded in the third quarter related to this project. Based on current information, the Company estimates that it will incur an additional $3,400,000 over the next six months as a result of the Year 2000 project of which approximately 65% will be capitalized.

The Company feels it is addressing in a timely manner the major issues related to the Year 2000 and any significant disruptive problems in its ability to
conduct its business as a result are unlikely.   The Company's contingency
plans are substantially completed and will be finalized during the third quarter of calendar 1999. This plan will assess the risks and possible
countermeasures.   However, despite efforts and initiatives undertaken by the
Company, total assurance can not be given that absolute compliance can be
achieved.   There can be no guarantees that the computer systems of other entities on which the Company relies will be converted in a timely manner or that their failure to convert, or a conversion that is incompatible with the Company's system, will not have an adverse effect on the Company's business, financial condition and results of operations.

Summary and Outlook. General economic conditions are expected to remain favorable for the remainder of the year and should continue to be positive for the industry and Company notwithstanding indications that the economy is likely to slow in the last half of the year. Despite the recent rate hike by the Federal Reserve, the impact on the industry's fundamentals should be minor. Strong demand for construction aggregates and concrete products should continue and remain unabated through the end of the year. Residential construction in the Company's markets continues to be healthy with the level of activity
continuing to vary by region.   Non-residential construction remains strong
although there are indications of slowing activity in some areas.   Public
spending on federal highways and infrastructure should increase in the later half of the calendar year as a result of the Transportation Equity Act for the
21st Century (TEA21).   The Company anticipates a strong fourth quarter and
record year.

Financial Condition

The Company continues to maintain its financial condition.   During January
1999, the Company increased its available short-term lines of credit by $10,000,000. In May 1999, the Company arranged a $50,000,000 364 day credit facility that expires in May 2000. Management believes that internal sources of cash flow and current availability under existing credit agreements provide adequate sources of liquidity to finance its operations and planned capital expenditures.

In February 1999, the Board of Directors authorized management to repurchase $20,000,000 of the Company's common stock from time to time as opportunities
may arise.   The Company has purchased approximately $2,000,000 under this
authorization.   In August 1999, the Board of Directors changed the dividend payment dates from semi-annually to quarterly and declared an increase in the
dividend from $.25 per share to $.40 per share on an annual basis.   The first
quarterly cash dividend of $.10 per share will be payable October 1, 1999, to shareholders of record at the close of business on September 15, 1999.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1998 and such information is incorporated herein by reference.

Cement Plant.   The Company commenced the construction of the cement plant near
Newberry, Alachua County, Florida in March 1997 with an estimated cost of $100
million.  Construction has entered the final stages and nears completion.   The
Company anticipates that construction will be completed by the end of the fiscal year at which time the Company will commission the plant into service and begin the steps necessary to place the plant in production which should be completed by the end of the first quarter of fiscal 2000. The Company received necessary zoning and permit approvals from Alachua County and the Florida Department of Environmental Protection. Lawsuits pertaining to the appeal of the zoning and air permits issued for the plant were resolved in favor of the Company. A local Alachua County citizens' Clean Air referendum on the ballot for the November 3, 1998 general election which would have been adverse to the
Company was rejected.   On January 22, 1999, the County Comissioners of Alachua
County, Florida voted 3-2 to make the Company's cement plant comply with emissions standards submitted to the county in November 1994 on the Company's
initial special-use permit application.   The Company had revised its
submission before approval and issuance by Alachua County of the special-use permit to incorporate standards approximating those contained in the air permit
issued by the Florida Department of Environmental Protection.   The new Alachua
County action on its face requires the Company to comply with much stricter emission levels than approved by the Florida Department of Environmental
Protection.   If this Alachua County action is enforced and upheld the Company
does not believe it could comply.   On January 25, 1999 the City Commissioners
of Newberry, Florida voted 4-0 to annex the Company's cement plant site into
the city.   The Company anticipates that future land use and zoning matters relating to the cement plant will be under the jurisdiction of the City of Newberry, initially subject to Alachua County existing special-use permit zoning with such other conditions, if any, as may be held to be valid and
enforceable.   The Company has filed suit against Alachua County to enforce its permit as originally issued.

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

    QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the settlement of the Interest Rate Hedge Agreements as disclosed in Note 4, there have been no material changes to the disclosure made in the Form 10-K for the fiscal year ended September 30, 1998 on this matter.

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Note 12 to the consolidated financial statements included in the Company's 1998 Annual Report to stockholders, and Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1998 and Item 3 "Legal Proceedings" of the Company's Form 10-Q for the quarter ended March 31, 1999 are incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page 11 of this Form 10-Q.

(b) Reports on Form 8-K. During the three months ended June 30, 1999, the Company filed the following:


     1) Form 8-K dated May 5, 1999 reporting a dividend of one preferred share purchase right for each share of common stock under Item 5, "Other Events."


          2) Form 8-K dated June 1, 1999 reporting the acquisition of all of the common stock of Harper Brothers, Inc. under
               Item 2, "Acquisition or Disposition of Assets" and "Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits" and obtaining an unsecured $50 million revolving line of credit and amendment of the Company's Revolving Credit and Term Loan Agreement under
               Item 5, "Other Events."


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unduly authorized.

August 11, 1999                          FLORIDA ROCK INDUSTRIES, INC.


                                 \s\JAMES J. GILSTRAP
                                    James J. Gilstrap
                                      Vice President, Treasurer
                                      and Chief Financial Officer



                                  \s\WALLACE A. PATZKE, JR.
                                     Wallace A. Patzke, Jr.
                                       Vice President and Chief
                                       Accounting Officer

                     FLORIDA ROCK INDUSTRIES, INC.
            FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999

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

(2)(b) Stock Purchase Agreement, dated as of May 21, 1999 by and between Daniel K. Harper, Quinton B. McNew, the Company and Harper Bros., Inc. Previously, filed as
          Exhibit 2.1 to the Company's Form 8-K dated June
          1,1999.   File No. 1-7159.

(3)(a)(1) Restated Articles of Incorporation of Florida Rock Industries, Inc., filed with the Secretary of State of Florida on May 9, 1986. Previously, filed with Form 10-Q for the quarter ended December 31, 1986. File No. 1-7159.

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

(3)(a)(5) Amendment to Articles of Incorporation of Florida
          Rock Industries, Inc. filed with the Florida
          Secretary of State on May 6, 1999.   A form of such
          amendment was previously filed as Exhibit 4 to the
          Company's Form 8-K dated May 5, 1999.   File No. 1-7159.

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

(4)(b)(2) First Amendment dated as of September 30, 1992, to the Amended and Restated Revolving Credit and Term
               Loan Agreement dated as of December 5, 1990.
               Previously, filed with Form 10-K for the fiscal year ended September 30, 1992. File No. 1-7159.

(4)(b)(3) Second Amendment dated as of June 30, 1994, to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 5,1990. Previously, filed with Form 10-Q for the quarter ended June 30,
               1994.   File 1-7159.

(4)(b)(4) Third      amendment dated as of June 30, 1997, to the
                    Amended and Restated Revolving Credit and Term Loan
                    Agreement dated as of December 5, 1990.   Previously,
                    filed with Form 10-Q for the quarter ended June 30,
                    1997.   File No. 1-7159.

(4)(b)(5) Fourth Amendment dated as of July 5, 1998, to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 5,1990. Previously, filed with Form 10-K for the year ended September 30, 1998. File No. 1-7159.



(4)(b)(6)      Fifth Amendment dated as of May 14, 1999, to the
               Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 5,1990. Previously, filed with Form 8-K dated June 1, 1999. File No. 1-7159.

(4)(c)    Promissory Note dated May 28,1999, from the Company to
          First Union National Bank.   Previously, filed as
          Exhibit 4.2 to the Company's Form 8-K dated June 1,
          1999.   File No. 1-7159.

(4)(d) The Company and its consolidated subsidiaries have other long-term debt agreements which do not exceed 10% of the total consolidated assets of the Company and its subsidiaries, and the Company agrees to furnish copies of such agreements and constituent documents to the Commission upon request.

(4)(e)         Rights Agreement, dated as of May 5, 1999 between the
               Company and First Union National Bank.   Previously,
               filed as Exhibit 4 to the Company's Form 8-K dated May
               5, 1999.   File No. 1-7159.

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