Form 10-K
period 1999-09-30
FLORIDA ROCK INDUSTRIES INC
filed 1999-12-17
CIK 37651

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-K

(Mark one)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended September 30, 1999
                                    OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

At December 1, 1999 the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $425,148,980. At such date there were 18,771,790 shares of the registrant's Common Stock outstanding.

                 Documents Incorporated by Reference

Portions of the Florida Rock Industries, Inc. 1999 Annual Report to stockholders are incorporated by reference in Parts I, II, III and IV.

Portions of the Florida Rock Industries, Inc. Proxy Statement dated December 15, 1999 are incorporated by reference into Parts I and III.


                                  PART I
Item 1.  BUSINESS.

Florida Rock Industries, Inc., which was incorporated in Florida in 1945, and its subsidiaries (the "Company"), are principally engaged in the production and sale of ready mixed concrete and the mining, processing and sale of sand, gravel and crushed stone ("construction aggregates"). The Company also produces and sells concrete block, prestressed concrete and calcium and sells other building materials. The Company has substantially completed construction of a Portland Cement plant. Substantially all of the Company's operations are conducted within the Southeastern United States, primarily in Florida, Georgia, Virginia, Maryland, Washington, D.C. and North Carolina.

Information as to the Company's business and new developments is presented under the caption "Operating Review" on pages 4 and 5 of the accompanying 1999 Annual Report to stockholders and such information is incorporated herein by reference. Information concerning the Company's new cement plant is presented on page 9 under the caption "Cement Plant" and on page 4 under the caption "Cement" in the accompanying 1999 Annual Report to stockholders and such information is incorporated herein by reference.

Information as to principal classes of products is presented on pages 7, 8 and 9 of the accompanying 1999 Annual Report to stockholders, under the caption "Management Analysis", and such information is incorporated herein by reference.

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

The Company operates seven crushed stone plants, nine sand plants and one industrial sand plant in Florida. It operates six crushed stone plants in Georgia; two sand and gravel plants and three crushed stone plants in Maryland; and two crushed stone plants and two sand and gravel plant in Virginia. The Company also operates aggregates distribution terminals in Central and Northern Florida; Northern Virginia; Norfolk/Virginia Beach, Virginia; Baltimore, Maryland; the Eastern Shore of Maryland and Washington, D.C. The Company's construction aggregates operations are spread throughout the Southeast. The Company sells construction aggregates throughout most of Florida with the principal exception of the panhandle. In Georgia, the Company primarily serves the regional construction markets around Griffin, Macon, Rome and the southern and western portions of the Atlanta market. The Rome quarry also sells crushed limestone to a cement mill. In Virginia the Company primarily serves the Richmond, Norfolk/Virginia Beach, Williamsburg and Northern Virginia markets. In Maryland, the principal markets served are the greater Baltimore area, Frederick and Montgomery Counties and the Eastern Shore of Maryland from waterfront distribution yards. In Florida and Georgia
shipments are made by rail and truck.   In Virginia and Maryland the Company
primarily serves the regional construction markets around Richmond, Virginia and the greater Baltimore area by truck; and the Company's marine division ships materials by barge throughout the Chesapeake Bay area, along the James River between Richmond and Norfolk/Virginia Beach and as far north as Woodbridge, Virginia on the Potomac River.

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

During fiscal 1999, the Company purchased cement from 10 suppliers, the largest of which supplied approximately 34% of the cement used by the Company in its ready mixed concrete, concrete block, and prestressed concrete operations. At the present time there is an adequate supply of cement in the areas in which the Company operates.

In fiscal 1999 approximately 51% of the coarse aggregates and 62% of the sand used in the Company's concrete operations were produced by the Company. The remaining aggregates were purchased from other suppliers whose geographic locations coupled with transportation costs make it more economical to serve several of the Company's plants.

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

The Company employed approximately 2,806 persons at September 30, 1999.

Item 2.  PROPERTIES.

The Company's principal properties are located in Florida, Georgia, North Carolina, Virginia, Washington, D.C. and Maryland. The following table summarizes the Company's principal construction aggregates production
facilities and estimated reserves at September 30, 1999.   The table does not
include the quarry and sand mine sold on December 3, 1999.

                          Tons        Tons of
                       Delivered in  Estimated  Approximate
                        Year Ended    Reserves     Acres
                         9/30/99      9/30/99   (L-Leased)(a)     Lease
                        (000's)       (000's)    (O-Owned)     Description
The Company has five
 limestone quarries in
 Florida located at Gulf
 Hammock (which also
 produces agricultural
 limestone), Brooksville,
 Ft. Myers (which also
 produces baserock),                                            12 leases
 Naples, and Miami (which                            L-11,098   expiring from
 also produces baserock)    10,899       422,000     O-10,058   2000 to 2046

The Company has five
 granite and one lime-
 stone quarries in
 Georgia located at
 Griffin, Forest Park,
 Macon, Tyrone, Paulding                                        11 leases
 County and Rome                                     L-1,434    expiring from
  (limestone)               8,022        362,000     O-  700    2000 to 2046

The Company has three
 crushed stone plants
 located at Havre de
 Grace, Frederick, and
 Greenspring, Maryland
 and two located near                                L-   41    1 lease
 Richmond, Virginia          8,418       153,000     O-1,298    expiring 2018




                          Tons        Tons of
                       Delivered in  Estimated  Approximate
                        Year Ended    Reserves     Acres
                         9/30/99      9/30/99   (L-Leased)(a)     Lease
                        (000's)       (000's)    (O-Owned)     Description
The Company has two
 baserock plants
 located at Ft. Pierce                                     4 leases
 and Sunniland,                                            expiring in
 Florida                   759        19,000    L-13,831   2000 and 2016

The Company has nine
  sand plants located
  at Keystone Heights,
  Astatula, Lake County,
  Marion County (two
  locations) Keuka,
  Grandin, LaBelle and
  Lake Wales, Florida and
  two sand and gravel plants
  located at Leonardtown
  and Goose Bay, Maryland
  and one sand and gravel                                       19 leases
  plant at Charles City                              L-12,017   expiring from
  Virginia                  9,102        229,000     O-  2004   2000 to 2046

Future reserves:
 Sand:  Lake County
 Florida                                   7,500     O-   324
 Polk County, Florida
   (two locations)                        36,000     O-   894
 Limerock:                                                 1 lease
  Brooksville, Florida                   100,000     L- 1,227   expiring in
                                                                2046
  Newberry, Florida                      210,000(b)  O-   435

 Granite-Muscogee County                                        5 leases
  Georgia                                            L-   384   expiring from
                                          47,000     O-     5   2019 to 2049

 Crushed Stone
  Havre de Grace, Maryland               121,000(b)

  Marble-Carroll County,
   Maryland                               80,000     O-   413

 Limestone:
  Floyd County, Georgia                   55,000     L-   325   1 lease
                                                                expiring in
                                                                2056
  Miami Florida (two locations)          135,000     O- 1,902


(a) Leased acreage includes all properties not owned by the Company as to which the Company has at least the right to mine construction aggregates for the terms specified.
(b)   Acres are included in the first line of the above table.

(c) All the required zoning or permits for these locations have not yet been obtained.

The Company operates eight construction aggregates distribution terminals located in Florida (three), Maryland (three), Virginia (two) and Washington D.
C. comprising approximately 125 acres, of which the Company owns 99 and leases
26.

The Company has 97 sites for its ready mixed concrete, concrete block and prestressed concrete plants in Florida, Georgia, North Carolina, Virginia and Maryland aggregating approximately 712 acres. Of these acres, the Company owns approximately 544 and leases approximately 168. The lease terms vary from month-to-month to expiring in 2019.

The Company leases, from FRP Properties, Inc., approximately six acres with two office buildings in Jacksonville, Florida which are used for its executive offices. Certain of the Company's subsidiaries lease administrative office space in Springfield, Virginia and Baltimore, Maryland. Other subsidiaries own administrative offices in Richmond, Virginia; and Salisbury, Maryland. In addition, the Company owns approximately 19 acres, which are used for shop facilities.

The Company owns certain other properties which are summarized as follows:

                                                            Approximate
          Type Property (1)               State                Acres

       Residential Land                 Maryland                427
       Residential Land                 New Jersey               33
       Industrial/Commercial            Virginia                 93
       Industrial/Commercial            Florida                  27
       Industrial/Commercial            Maryland              1,236
       Industrial/Commercial            North Carolina           36

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

At September 30, 1999 certain property, plant and equipment with a carrying value of $8,925,000 was pledged on industrial development revenue bonds and certain other notes and contracts with an outstanding principal balance totaling $9,466,000 on such date.

Reference is made to certain leases with management-related persons disclosed in the Company's Proxy Statement, to be filed within 120 days of the close of the fiscal year on September 30, 1999, and in Note 3 to the Company's Consolidated Financial Statements included in its Annual Report to stockholders for the year ended September 30, 1999. Such information is incorporated herein by reference.



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

On May 8, 1992, oral arguments were held in the Government's appeal of the U.S. Claims Court judgment entered in favor of the Company in its inverse condemnation claim against the U.S. Army Corps of Engineers ("Corps"). The case involves a 98 acre parcel of a 1560 acre tract with limestone reserves in Dade County, Florida. On March 10, 1994, the Court of Appeals vacated the U.S. Claims Court judgment and remanded the case for further proceedings. The Company's petition for rehearing was denied on June 21, 1994. On September 20, 1994, the Company filed a petition for writ of certiorari in the U.S. Supreme Court. On January 3, 1995, the U.S. Supreme Court denied the petition for writ of certiorari. On June 28, 1995, a hearing was held concerning issues to be decided on remand of the case to the U.S. Court of Federal Claims ("Court").
A new trial was held on April 15, 1996. On August 31, 1999, the Court ruled that the Corps permit denial effected a compensable partial regulatory taking of the ninety-eight (98) acre parcel and that the Company was entitled to recover $752,444 plus accrued interest from 1980 and its costs and attorneys'
fees.   The Court invited the parties to recommend to the Court how the Court should proceed as to the Company's loss of use of the remaining 1462 acres in
the Tract.   A hearing on that issue and the amount of attorneys' fees and costs is scheduled on January 25, 2000.

Note 15 to the Consolidated Financial Statements included in the accompanying 1999 Annual Report to stockholders is incorporated herein by reference.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.
                               PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

There were approximately 1,128 holders of record of Florida Rock Industries, Inc. common stock, $.10 par value, as of December 1, 1999. The Company's common stock is traded on the New York Stock Exchange (Symbol: FRK). Information concerning stock prices and dividends paid during the past two years is included under the caption "Quarterly Results" on page 10 of the Company's 1999 Annual Report to stockholders and such information is incorporated herein by reference. Information concerning restrictions on the payment of cash dividends is included in Note 6 captioned "Lines of credit and debt" on page 17 of the Company's 1999 Annual Report to stockholders and such information is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 6 of the Company's 1999 Annual Report to stockholders, and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 is included under the captions "Management Analysis" on pages 7, 8 and 9; "Acquisitions and Capital Expenditures" on page 1; in the first paragraph under the caption "Summary and Outlook" on page 3; and in Notes 1 through 16 to the Consolidated Financial Statements included in the accompanying 1999 Annual Report to stockholders and in Item 3 "Legal Proceedings" of this Form 10-K. Such information is incorporated herein by reference.

Item 7.A  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates.   For its
cash and cash equivalents a change in interest rates affects the amount of
interest income that can be earned.   For its debt instruments changes in
interest rates affect the amount of interest expense incurred.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates:

Interest rate sensitivity
                       2000 2001 2002 2003 2004 Thereafter Total Fair Value

Bank lines of credit$33,502                                33,502  33,502
Weighted average
Interest rate           5.9%

Long-term debt at
 fixed rates         $  952   246   264   183  204   242     2,091  2,167
Weighted average
 interest rate          9.3% 10.1  10.0   9.7  9.0   7.0

Long-term debt at
 variable interest
 rate                $1,359 2,875 3,325   650     89,000    97,209 97,209
Weighted average
 interest               7.4%

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


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 10 and on pages 11 through 22 of the Company's 1999 Annual Report to stockholders. Such information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No reportable events.
                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE COMPANY

Name                     Age             Office              Position Since
Edward L. Baker        64   Chairman of the Board          May 1989
John D. Baker II       51   President and Chief            February 1996
                                Executive Officer
H. B. Horner           64   Executive Vice President       May 1989
C. J. Shepherdson      83   Vice President                 September 1972
S. Robert Hays         62   Vice President                 May 1984
Thompson S. Baker II   41   Vice President                 August 1991
Clarron E. Render, Jr. 57   Vice President                 August 1991
Fred W. Cohrs          66   Vice President                 February 1995
James J. Gilstrap      52   Vice President, Treasurer      August 1997
                              and Chief Financial Officer
Dennis D. Frick        57   Secretary                      October 1992
Wallace A. Patzke, Jr. 52   Vice President and Chief       August 1997
                                Accounting Officer
Stephen C. Travis      44   Controller                     August 1999
John W. Green          47   Assistant Secretary            October 1988

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

In August 1997, Wallace A. Patzke, Jr. was elected to the additional position of Chief Accounting Officer. In October 1996, he was elected to the position of Vice President of the Company. He had served as Controller of the Company since December 1991 until August 1999.

Stephen C. Travis joined the Company in June 1999 and was elected in August
1999.   From 1995 to 1999 he was Vice President of Finance and Administration
for WJCT, Inc.

All other officers have been employed by the Company in their respective positions for the past five years.

Edward L. Baker and John D. Baker II are brothers. Thompson S. Baker II is the son of Edward L. Baker.

All executive officers of the Company are elected annually by the Board of Directors.

Information concerning directors required in response to this Item 10 is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement dated December 15, 1999, and such information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Executive Compensation", "Compensation Committee Report", "Compensation Committee Interlocks and Insider Participation", and "Shareholder Return Performance" in the Company's Proxy Statement dated December 15, 1999, and such information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Officers" in the Company's Proxy Statement dated December 15, 1999, and such information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement dated December 15, 1999 and in Note 3 to the Consolidated Financial Statements included in the accompanying 1999 Annual Report to stockholders, and such information is incorporated herein by reference.

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

(b) Reports on Form 8-K.

    There were no reports on Form 8-K filed during the three months ended September 30, 1999.



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FLORIDA ROCK INDUSTRIES, INC.

Date:  December 1, 1999                       By JAMES J. GILSTRAP
                                                 James J. Gilstrap
                                                 Vice President, Treasurer
                                                   and Chief Financial Officer

                                              By WALLACE A. PATZKE, JR.
                                                 Wallace A. Patzke, Jr.
                                                 Vice President and Chief
                                                  Accounting Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 1, 1999.

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

WALLACE A. PATZKE, JR.                             RADFORD D. LOVETT
Wallace A. Patzke, Jr.                             Radford D. Lovett
Vice President and Chief Accounting                Director
 Officer
(Principal Accounting Officer)
                                                   C. J. Shepherdson
EDWARD L. BAKER                                    Director
Edward L. Baker
Director                                           G. KENNEDY THOMPSON
                                                   G. Kennedy Thompson
THOMPSON S. BAKER II                               Director
Thompson S. Baker II
Director


Alvin R. Carpenter
Director

CHARLES H. DENNY III
Charles H. Denny III
Director






                                FLORIDA ROCK INDUSTRIES, INC.
          FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                               EXHIBIT INDEX
                              [Item 14(a)(3)]

(2)(a) Agreement and Plan of Reorganization entered into as of March 5, 1986 between the Company and Florida Rock & Tank Lines, Inc. ("FRTL") pursuant to the distribution pro rata to the Company's stockholders of 100% of the outstanding stock of FRTL has previously been filed as Appendix I to the Company's Proxy Statement dated June 11, 1986. File No. 1-7159.

(2)(b) Stock Purchase Agreement, dated as of May 21, 1999 by and between Daniel K. Harper, Quinton B. McNew, the Company and
               Harper Bros., Inc.   Previously, filed as Exhibit 2.1 to the
               Company's Form 8-K dated June 1, 1999.   File No. 1-7159.

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

(3)(a)(5) Amendment to the Articles of Incorporation of Florida Rock Industries, Inc. filed with the Secretary of State of Florida on May 6, 1999. A form of such amendment was previously filed as Exhibit 4 to the Company's Form 8-K dated May 5, 1999.
               File No. 1-7159.

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

(4)(b)(5) Fourth Amendment dated as of July 5, 1998 to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 5, 1990.

(4)(b)(6) Fifth Amendment dated as of May 14, 1999, to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 5, 1990. Previously filed with Form 8-K dated June 1, 1999. File No. 1-7159.

(4)(c)         Promissory Note dated May 28, 1999, from the Company to First
               Union National Bank.   Previously, filed as Exhibit 4.2 to the
               Company's Form 8-K dated June 1, 1999.   File No. 1-7159.

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

(11)           Computation of Earnings Per Common Share.

(13) The Company's 1999 Annual Report to stockholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 1999 Annual Report to stockholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.

(22)           Subsidiaries of the Company.   Previously filed with Form 10-K
               for the fiscal year ended September 30, 1993. File No. 1-7159.

(23) Consent of Deloitte & Touche LLP, Independent Certified Public Accountants, appears on page 17 of this Form 10-K.

(27)           Financial Data Schedule

                       FLORIDA ROCK INDUSTRIES, INC.
      INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          (Item 14(a)(1)and (2))

                                                                   Page
Consolidated Financial Statements:
  Consolidated balance sheet at September 30, 1999 and 1998        12(a)

  For the years ended September 30, 1999, 1998 and 1997:
     Consolidated statement of income                              11(a)
     Consolidated statement of stockholders' equity                14(a)
     Consolidated statement of cash flows                          13(a)

  Notes to consolidated financial statements                    15-22(a)

  Independent Auditors' Report                                     23(a)

   Selected quarterly financial data (unaudited)                   10(a)

Consent of Independent Certified Public Accountants                17(b)

Consolidated Financial Statement Schedules:

   Independent Auditors' Report                                    18(b)

   II - Valuation and qualifying accounts                          19(b)

(a) Refers to the page number in the Company's 1999 Annual Report to stockholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b)  Refers to the page number in this Form 10-K.

All other schedules have been omitted as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.


INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Post Effective Amendments No. 1 to the Registration Statements (Form S-8 Numbers 2-68961 and 2-76407) pertaining to the Florida Rock Industries, Inc. ("FRI") 1980 Employee Stock Purchase Plan and 1981 Stock Option Plan and the Registration Statements (Forms S-8 Numbers 33-56322, 33-56428, and 33-56430) pertaining to the Florida Rock Industries, Inc. 1991 Stock Option Plan, Amended and Restated Profit Sharing Plan and Trust including the Deferred Earnings Plan and Tax Reduction Act Employee Stock Ownership Plan and in the related Prospectuses of our report dated December 3, 1999, appearing in and incorporated by reference in this Annual Report on Form 10-K of FRI for the year ended September 30, 1999.



DELOITTE & TOUCHE LLP

Certified Public Accountants
Jacksonville, Florida
December 17, 1999

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Florida Rock Industries, Inc.
Jacksonville, Florida

We have audited the consolidated financial statements of Florida Rock Industries, Inc. and subsidiaries ("FRI") as of September 30, 1999 and 1998, and for each of the three years in the period ended September 30, 1999, and have issued our report thereon dated December 3, 1999; such consolidated financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of FRI, listed in Item 14. These financial statement schedules are the responsibility of FRI's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Certified Public Accountants
Jacksonville, Florida
December 3, 1999

                     FLORIDA ROCK INDUSTRIES, INC.
    SCHEDULE II (CONSOLIDATED) - VALUATION AND QUALIFYING ACCOUNTS YEAR ENDED SEPTEMBER 30, 1999, 1998, AND 1997

                                    Additions
                Balance at    Charged to   Charged                   Balance
                Beginning     Costs and   to Other                   at end
Description      of Year      Expenses    Accounts   Deductions      of Year

Year ended
September 30,
 1999:

Allowance for
 doubtful
 accounts       $1,121,472   $  532,465             $  129,257a    $1,524,680

Accrued risk
 insurance
 reserves       $8,939,490   $3,640,515             $3,179,131b    $9,400,874

Accrued
 reclamation
 costs          $7,392,904   $1,613,990             $   310,093b    $8,696,801

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



a) Accounts written off less recoveries
b) Payments










Annual Report 1999

CONSOLIDATED FINANCIAL HIGHLIGHTS
Years ended September 30
(Dollars in thousands except per share amounts)

                                                                %
                                          1999       1998     Change

Net sales                               $579,302    492,315   + 17.7
Gross profit                            $132,523    107,749   + 23.0
Operating profit                        $ 71,240     58,249   + 22.3
Income before income taxes              $ 71,848     59,977   + 19.8
Net income                              $ 46,557     38,860   + 19.8

Per common share:
  Basic earnings per share              $   2.47       2.06   + 19.9
  Diluted earnings per share            $   2.42       2.02   + 19.8
  Stockholders' equity                  $  17.93      15.90   + 12.8
  Cash dividend                         $    .35        .25
Return on average stockholders' equity      14.6%      13.8

1999 CORPORATE HIGHLIGHTS

Sales increased - 17.7%

Net income increased - 19.8%

Volumes and price increased

$132,067,000 invested in additional property, plant and equipment

$3,726,000 of cash on hand at year end

$75,000,000 revolving credit agreement all of which was borrowed at year end

Short-term unsecured lines of credit aggregating $45,000,000 of which $11,498,000 was unused at year end.

During May 1999, a $50,000,000 364 day credit facility was
arranged.   At year end the entire amount was available for
borrowing.

During 1999, the Company made two acquisitions while divesting
of certain assets acquired.   These acquisitions broadened the
Company's markets and added substantial reserves.

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

To Our Stockholders:

     We are pleased to report record operating results for the Company. Net income for fiscal 1999 increased 19.8% on a 17.7% increase in sales over fiscal 1998. The record results this past year can be attributed to the continuation of strong construction activity and demand for basic construction materials in the Company's markets coupled with the Company's ongoing internal initiatives to improve productivity.

     Results.   Sales for fiscal 1999 were $579,302,000 up 17.7% from
$492,315,000 in fiscal 1998. The increase in sales was due to both volume and price increases in the Company's primary product lines. Results related to the Company's acquisitions that occurred late in the third quarter did not materially impact the comparability of our operations year over year.

     Selling, general and administrative expenses increased 23.8% primarily as the result of costs incurred in connection with computer and system upgrades necessary for Year 2000 compliance, profit sharing and incentive compensation linked to profitability, administrative staffing and special projects. This past fiscal year the Company expensed approximately $6,500,000 in connection with our system upgrade efforts compared to $2,200,000 last year and feel that most of the costs incurred with this project are now
behind us.   Selling, general and administrative expenses as a percentage of sales increased to 10.6% during fiscal 1999 from 10.1% last year.

     In fiscal 1999 operating profit increased 22.3% to $71,240,000 from $58,249,000 last year. Operating profit margins although negatively affected by the increase in selling, general and administrative expenses increased to 12.3% from 11.8% last year as a result of increased sales volume, pricing and improved margins related to higher productivity.

     Income before income taxes increased to $71,848,000 from $59,977,000 in 1998. Net income was $46,557,000, an increase from fiscal 1998's net income of $38,860,000. Earnings per diluted share for 1999 was $2.42, as compared to $2.02 per diluted share last year.

     For the fiscal year ended September 30, 1999, return on stockholders equity increased to 14.6% from 13.8% last year notwithstanding the Company's capital investment of approximately $90,000,000 in the cement plant which was under construction during the year.

     Acquisitions and Capital Expenditures . Cash outlays for capital investment for fiscal 1999 approximated $200,000,000 and included $95,000,000 for business acquisitions. Asset divestures, including those made subsequent to fiscal year end, related to the acquisitions approximated $50,000,000. Acquisitions and divestures made by the Company this fiscal year are further
discussed under the Operating Review section of the Annual Report.   Capital
expenditures, excluding acquisitions, were divided approximately 34% for normal replacements, modernization, safety and environmental, and 66% for growth opportunities such as the cement plant, new aggregate reserves, land for future sites and equipment for expansion. Depreciation, depletion and amortization for the fiscal year totaled $38,500,000.

     The Company's capital expenditures plan for fiscal 2000 approximates $112,000,000. Estimated depreciation, depletion and amortization is projected to increase to $51,600,000 primarily as a result of the cement
plant and higher level of expenditures.   Approximately 42% of the planned
expenditures for fiscal 2000 are targeted for recurring replacements and modernization at existing plants and for safety and environmental upgrades, and 58% for the expansion of existing facilities, construction of new plants
and projects, and land for future plant sites and deposits.   Expenditures
for capital investments are subject to review and modification as market conditions and the economic outlook warrant. The Company has flexibility to adjust its capital expenditures as market conditions change given the well maintained state of its plants and equipment. Annually, expenditures exceeding necessary maintenance funding levels are carefully evaluated and justified based on strategic importance and value, payback and after tax internal rate of return. The Company targets an after tax return of 15% on new projects.



     Financial Management. Borrowings under lines of credit and strong operating cash flow of $106,780,000 enabled the Company to fund its capital expenditure program and business acquisitions made during fiscal 1999.

     At September 30, 1999 funded debt had increased from $34,759,000 last year to $132,802,000. During the fiscal third quarter, the Company arranged a $50,000,000 364 day unsecured credit line to bridge any short term cash needs for capital expenditures and business acquisitions. The Company had 100% of the committed credit facility available for use at September 30, 1999.

     At September 30, 1999, $75,000,000 was outstanding under the Company's bank revolving credit agreement. These borrowings were classified as long-term debt outstanding on the balance sheet. In addition to the bank revolver and 364 day facility, the Company has $45,000,000 of unsecured demand lines of credit of which $33,502,000 was utilized at year end. At September 30, 1999 the Company had $61,498,000 of available credit and a funded debt to equity rate of 39.3%.

     The Company is currently evaluating and pursuing additional financing alternatives available to meet its short and long term credit needs. The Company expects to modify or extend the existing credit facilities during the upcoming fiscal year.

     Dividends. The Board of Directors at its August 4, 1999 meeting changed the payment dates of its regular cash dividend from semi-annually to quarterly and declared an increase in the cash dividend from $.25 per share to $.40 per share on an annualized basis. The first quarterly dividend of $.10 per share was paid on October 1, 1999 to shareholders of record on September 15, 1999.

     Subsequent to fiscal year end, the Board declared the quarterly cash dividend of $.10 per share payable on January 3, 2000 to stockholders of record on December 13, 1999.

     Stock Repurchase. The Board of Directors has authorized management to repurchase shares of the Company's common stock from time to time as opportunities may arise. During fiscal 1999 the Company purchased 173,966 common shares at an average price of $31.85 per share. At September 30, 1999 approximately $15,600,000 was available for share repurchase under Board authorization.

     Stockholders Meeting. On February 3, 1999, the Annual Stockholders Meeting was held in Jacksonville, Florida. The stockholders elected John D. Baker II, A.R. Carpenter, Charles H. Denny III and G. Kennedy Thompson as directors to terms expiring in 2002.

     Safety, Environment and Community. Management continues its emphasis on a safe, drug-free work place. Four of the Company's quarries have each amassed more than 1,000,000 man-hours without experiencing a lost time accident, including the Forest Park Quarry, which achieved this milestone in 1999. Two sand plants, Witherspoon and Lake Sand, have not incurred a lost time injury in over 20 years of operation.

     Annually the Company receives a number of awards recognizing its operations in the aggregates industry for their pursuit of excellence and
safety.   Nine  locations were the recipients of the National Stone
Association's (NSA) Safety Achievement Awards recognizing landmark achievements in continuous years of injury-free operation and successive man hours. The Fort Myers, Miami and Gulf Hammock Quarries were recognized by the National Safety Council with their Industry Leader Award, which recognizes the top five percent safest operations in the mining industry. The Florida Transportation Builders Association, which is the largest transportation trade association in the state of Florida, bestowed their Award of Superior Achievement to the Company's Florida Aggregates Division for successfully completing 36 months without a lost time accident.

     Two of the greatest challenges confronting the aggregates industry today are improving the public's perception of quarrying and successfully interacting with neighbors living in close proximity to our plants. NSA's Community Relations Program recognizes aggregates producers whose community involvement and support activities have contributed to improving their public image as a good neighbor and as a responsible corporate citizen. This year, the Miami Quarry was awarded NSA's Good Neighbor Gold Medallion, recognizing their excellence in community relations. In addition, each of the Company's six Georgia Aggregates Division plants was awarded NSA's Good Neighbors Silver Medallion for their outstanding community relations programs. Locally, the Tyrone Georgia Quarry received, for the second time in two years, the Spirit of Industry Award for best small industry in Fayette County, Georgia. This award is bestowed by the Fayette Chamber of Commerce on certain criteria including economic impact and industry citizenship.

     For the fourth time in six years, Florida Rock Industries has been recognized with the top award for environmental excellence by the NSA. In judging by a distinguished panel of outside experts, the Springfield Virginia Quarry earned the prestigious Gold Environmental Eagle Award for environmental excellence in its operations. The quarry was cited for excellence in waste minimization/pollution prevention, distinctive environmental controls and waste management.

     During fiscal 1999 the Company continued to make both capital and operating expenditures in accordance with its goal to be not only in compliance with environmental regulations but also to be a model member of each community in which it has a presence.

     Business Process Improvement (BPI). The Company continues to make significant progress in its quality initiative which it calls BPI. This initiative places significant emphasis on training our personnel in the principles of improving quality through process improvement. Considerable focus was given this past year to aligning each of our business units' business plans and measures with the Company's overall vision and business objectives.

     As part of our effort to align company wide goals and plans each business unit organized teams focused on identifiable measures that establish baseline performance, set goals, and monitor and track their progress. We are pleased with the efforts made this year and will continue to focus on quality initiatives to enhance productivity in the coming fiscal year. The Company continues in its commitment of using the experience and knowledge of all employees to achieve excellence in our key success factors.

     As reported last year, the Company initiated a project called FAST2000 to address the Year 2000 issues and upgrade our financial and administrative systems. The project when fully implemented provides the Company with Year 2000 compatible state of the art computer systems with improved functionality and productivity features that will benefit not only ourselves but our customers as well. The scope of the project and demands placed on our people this past year have been significant. The hard work, long hours and the dedication that our people have exhibited on this project is commendable.

     Cement Plant. Construction of the new cement plant located near
Newberry, Florida was near completion as we ended our fiscal year. At September 30, 1999 construction was more than 90% completed and is expected to be operational by the end of the Company's first quarter in fiscal 2000. The project is further discussed under the Operating Review section of this Annual Report.

      Summary and Outlook.   The operating results for fiscal 1999 were
excellent. Strong demand resulted in increased volumes, prices and record earnings this past year. Capital expenditures continued to focus on higher than normal replacements and equipment to meet increased demand and to improve efficiencies.

For fiscal 2000 the Company remains positive in its outlook for the construction and building materials industry. General economic conditions should remain
favorable.   The outlook for residential construction in the Company's markets is expected to be flat to down slightly but remain at strong levels despite the
upward bias in interest rates.   Non-residential construction is moving with
local supply and demand and continues to look healthy. Commercial industrial construction markets remain driven by capacity utilization. The anticipated increases in public spending on infrastructure as a result of the passage of the Transportation Equity Act for the 21st Century (TEA 21) is slowly working its way into the markets. The Company expects projects driven by the increased spending under the bill will become more prominent during the coming fiscal year. The transportation bill projects annual federal highway spending to increase by 57% or $1.2 billion on average in the Company's markets over previous years funding levels.

Fiscal 2000 results should be up given the continuation of strong demand and a healthy economy. The cement plant is also expected to have a favorable impact on results this coming year as it becomes operational. Management will continue to evaluate new opportunities to further expand and develop the Company in its existing and contiguous geographical markets. The Southeastern and Mid-Atlantic markets served by the Company are among the prime long-term growth markets in the United States.

The dedication and excellent performance of our managers and employees have been critical in improving profitability and will be the key to the Company's growth and success in the future.

Respectfully yours,


Edward L. Baker
Chairman of the Board



John D. Baker, II
President and Chief Executive Officer





































Operating Review

Operations. The Company is a basic construction materials manufacturing company with operations in the Southeastern and Mid-Atlantic states. The Company is one of the largest producers of aggregates in the United States and a major provider of concrete and concrete products. Its main lines of business are construction aggregates(sand, gravel and crushed stone), ready mixed concrete, concrete block and prestressed concrete. The Company also manufactures calcium products and markets other building materials. Commencing in fiscal 2000 the Company will manufacture and sell portland cement produced at its new cement plant located in Newberry, Florida.

     Aggregates. The Company's construction aggregates group currently operates seven crushed stone plants, nine sand plants and one industrial sand plant in Florida. It operates six crushed stone plants in Georgia; two sand and gravel plants and three crushed stone plants in Maryland; two sand and two crushed stone plants in Virginia. The Company also operates aggregates distribution terminals in Northern Virginia; Norfolk/Virginia Beach, Virginia; Baltimore, Maryland, the Eastern Shore of Maryland and Washington D.C. In Florida, the Company serves Jacksonville and Central Florida including Orlando and the Polk County markets through unit train distribution terminals. The two Central Florida terminals are owned by the Company. The Company maintains in excess of 1.9 billion tons of long-term aggregate reserves of sand and stone in Florida, Georgia, Maryland and Virginia which are owned or under long-term mining leases with terms generally commensurate with the extent of the deposits at current rates of extraction. During fiscal 1999 the Company produced and shipped approximately 38 million tons of aggregates.

     Ready mixed concrete is produced and sold by the Company throughout peninsular Florida; South Georgia; Richmond, Williamsburg, Newport News, Norfolk/Virginia Beach, and Northeastern Virginia; Central Maryland; and Washington, D.C. At the end of fiscal 1999 the Company had 93 ready mixed concrete plants and 10 concrete block plants, a delivery fleet of 1,150 ready mix and block trucks.

     Prestressed concrete products for commercial developments and bridge and highway construction are produced from two yards in Wilmington, North Carolina and precast concrete lintels and other building products are produced in Kissimmee, Florida.

     Cement. The start up of a 750,000 ton annual capacity portland cement plant near Newberry, Florida is scheduled for the first quarter of fiscal 2000. The project was slightly more than 90% completed at September 30, 1999.

     All litigation over the plant's permits has been resolved, with the exception of a pending circuit court decision on the Company's challenge to the newly elected Alachua County Commission's right to apply more stringent air emission standards than were permitted by the Florida Department of Environmental Protection. The annexation of the land into the town of Newberry has also been challenged by an individual, though the Company is not a party to the litigation.

     The new facility represents the first domestic greenfield cement plant built in over a decade and will employ state-of-the-art technology for optimum energy consumption and pollution control. At capacity it is expected to be the low cost producer in its market area. The raw materials will be supplied primarily from property presently owned, leased and zoned for mining, and from nearby electric power plants.

     Currently, cement consumption in Florida remains strong and prices have firmed. Approximately 75% of the cement manufactured in the United States is used in ready mixed concrete. Although the Company will be capable of consuming the entire output of the plant within its concrete operations, it anticipates more than 50% of the production will be the sale of bulk and packaged products to non-affiliated consumers. The cement will be shipped in bulk and bags in trucks and rail cars to ready mixed concrete plants, contractors and a variety of customers engaged in construction activities. It also anticipates producing masonry cement which will be shipped in bags to distributors, such as building supply dealers.

     Consistent with the Company's high environmental standard, all materials which enter the process will be converted into a saleable product, avoiding any need to handle solid or liquid waste.

     Acquisitions. During the past fiscal year the Company acquired a Company located in Fort Myers, Florida that had an aggregate stone quarry, a sand mine and a heavy construction operation. As a condition to making the acquisition, the Company was required to divest its adjacent and pre-existing stone quarry. Also, the Company was required to divest the sand mine operation which was acquired as part of the transaction. At September 30, 1999 the Company had sold the heavy construction assets and operations acquired in the transaction and on December 3, 1999 the Company closed the sale of its pre-existing quarry and the sand mine acquired in the acquisition. The acquisition, net of divestitures, adds substantial aggregate reserves to the Company's existing adjacent reserves and provides the Company with a state of the art, higher capacity plant.

     In addition, the Company completed an acquisition of a business that had four ready mix plants in Williamsburg, Newport News, Hampton and Providence Forge, and a sand and gravel mine in Charles City County, all in Virginia. The acquisition broadens the Company's geographic coverage in Virginia and bolts on to existing operations in the Norfolk and Richmond, Virginia area.

     Other. Management continues in its commitment to modernize and expand operations where cost savings, higher productivity, increased capacity and long-term growth plans are warranted. During fiscal 1999 capital expenditures excluding funds used for business acquisitions were divided approximately 34% for replacements, including modernizing, safety and environmental, and 66% for the new cement plant, equipment for expansion, land and aggregates deposits to be used in current and future operations.









Five Year Summary Years ended September 30
(Dollars and shares in thousands except per share amounts)

                           1999       1998        1997        1996         1995

Summary of Operations
Net sales               $579,302    492,315     456,646     398,673     368,959
Gross profit            $132,523    107,749      98,789      79,103      73,752
Operating profit        $ 71,240     58,249      55,689      42,335      39,231
Interest expense        $  1,078        555         934       1,980       2,060
Income before income    $ 71,848     59,977      56,370      41,110      36,372
  taxes
Provision for income    $ 25,291     21,117      19,228      14,110      12,460
  taxes
Net income              $ 46,557     38,860      37,142      27,000      23,912

Per Common Share
Basic earnings per share$   2.47      2.06        2.01         1.43        1.26
Diluted earnings per
 share                  $   2.42       2.02        1.99        1.43        1.26
Stockholders' equity    $  17.93      15.90       14.09       12.30       11.14
Cash dividend           $    .35        .25         .25         .25         .25

Financial Summary
Current assets          $122,465    100,607     104,194      87,082      78,788
Current liabilities     $107,566     74,786      55,676      51,857      57,614
Working capital         $ 14,899     25,821      48,518      35,225      21,174
Property, plant and
 equipment, net         $419,917    321,055     250,005     233,858     220,325
Total assets            $604,168    451,556     382,616     346,709     326,029
Long-term debt          $ 96,989     23,935      10,859      16,862       9,653
Stockholders' equity    $338,258    299,886     264,615     228,150     211,255

Other Data
Return on average
 stockholders' equity       14.6%      13.8        15.1        12.3        11.8
Return on average capital
 employed                   10.4%      10.9        13.1        10.5         9.8
Additions to property,
 plant and equipment    $132,067    104,501      47,296      45,544      40,374
Depreciation, depletion
 and amortization       $ 38,497     33,433      30,688      28,766      26,518
Weighted average number
 of shares - basic        18,861     18,839      18,450      18,853      18,974
Weighted average number
 of shares - diluted      19,278     19,203      18,661      18,867      19,021
Number of employees at
 end of year               2,806      2,635       2,448       2,310       2,201
Stockholders of record     1,133      1,133       1,122       1,174       1,228

(a) In 1999, 1998, 1997, 1996, and 1995 the Company reported a gain(loss) on the sale and/or write down of assets of $1,683,000, $622,000, $14,000, ($286,000), and ($2,018,000), respectively. See Note 12 to the Consolidated Financial Statements.

(b)  In 1999, the Company reported a loss of $4,214,000 on the settlement of
interest rate hedge agreements.   See Note 14 to the Consolidated Financial
Statements.










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

     Fiscal 1999 and 1998 sales increased 17.7% and 7.8% respectively, due to
both higher volumes and price increases.   In 1999, volume increases were
primarily attributable to strong construction activity and higher demand for construction products in the Company's markets as a result of favorable
economic conditions.   Revenues for the fourth quarter of 1999 were adversely
affected due to tropical storms and resulting rain during the month of September. The price increases resulted from price increases in core products.

     The contribution made to net sales from the sale of construction materials by the principal classes of products and services for the five years ended September 30 is as follows:

                              1999      1998      1997      1996       1995
Ready mixed concrete products   69%       71        69        68         68
Construction aggregates         37        36        37        41         40
Less intercompany               (6)       (7 )      (6 )      (9 )       (8 )
                               100%      100       100       100        100

          Gross profit for 1999 increased 23.0% while gross margin increased to 22.9% from 21.9% last year. The increase in gross profit was due primarily to higher sales volumes and the strong marginal contribution due to the high fixed
cost nature of the business.   The improvement in gross margin was primarily
due to increased volumes as sales price increases were substantially offset by higher raw materials costs. Gross profit for 1998 increased 9.1% while the
gross profit margin remained level with the prior year.   The 1998 increase was
primarily attributable to the higher sales volumes.

     Selling, general and administrative expenses increased 23.8% in 1999 and 14.8% in 1998 over the prior year. Costs related to Year 2000 conversion
accounted for 8.7% in 1999 and 4.7% in 1998 of the increase.   The increase was
also due to an increase in basic expense levels due to increased sales, additional staffing, special projects and an increase in profit sharing and incentive compensation which are linked to profitability.

     Interest income in 1999 decreased $521,000 and in 1998 increased
$189,000.   This was primarily due to high levels of cash available for investment during the early part of fiscal 1998.

     Interest expense for 1999 increased to $1,078,000 from $555,000 in 1998. This increase was due primarily to increased levels of borrowings and higher interest rates partially offset by an increase in the amount of interest capitalized in 1999. Interest expense for 1998 declined to $555,000 from $934,000 in 1997 due to an increase in the amount of interest capitalized in 1998 and a decrease in the average interest rate partially offset by an
increase in the average debt outstanding.   The higher levels of borrowings for
1999 resulted from the construction of the cement plant and two acquisitions in
June 1999.   Interest capitalized for 1999 was $3,256,000 and for 1998 was
$1,248,000.  This increase was due to the construction of the cement plant.

     As discussed in Note 14 to the Consolidated Financial Statements, the Company expensed during the first quarter of 1999, $4,214,000 in conjunction
with interest rate hedge agreements.   Included in other income for 1999 is
$2,801,000 ($1,996,000 was recorded in the fourth quarter) of income from settlements of class action lawsuits.

     See Note 12 to the Consolidated Financial Statements for information concerning the gain (loss) on the sale of assets.

     Liquidity and Capital Resources. The following key financial measurements reflect the Company's financial position and capital resources at September 30 (dollars in thousands):

                                        1999        1998        1997

Cash and cash
  equivalents                       $  3,726       4,457      18,433
Total debt                          $132,802      34,759      13,606
Current ratio                       1.1 to 1   1.3  to 1    1.9 to 1
Debt as a percent of
  capital employed                     26.6%         9.7         4.5
Unused revolving credit             $      0      75,000      75,000
Unused short-term lines             $ 61,498      26,500      29,700

     In 1999, cash required for funding of capital expenditures, acquisitions and other investing activities was provided by borrowings under existing agreements, borrowings under a new agreement and cash provided by operating activities. In 1998, cash required for funding capital expenditures and other investing activities was provided by cash on hand at the beginning of the year, cash provided by operating activities and short-term borrowings.
During January 1999, the Company increased its available short-term lines of
credit by $10,000,000.   In May 1999, the Company arranged a $50,000,000 364
day credit facility that expires in May 2000.

     The Company expects its 2000 expenditures for property, plant and equipment to be approximately $112,356,000 and depreciation, depletion and
amortization to be approximately $51,597,000.   Management believes that the
necessary funds will be obtained through internal generation, borrowing under existing loan agreements and other sources of borrowing.

     The Company's normal capital expenditures are by and large discretionary and not contractual commitments until the actual orders are placed. However, over time it is desirable and necessary to both replace equipment due to wear and tear and to make capital expenditures to improve efficiencies and expand capacity where warranted. At September 30, 1999, the Company had placed orders and was committed to construction contracts and equipment costing approximately $22,439,000.

     In February 1999, the Board of Directors authorized management to repurchase $20,000,000 of the Company's common stock from time to time as
opportunities may arise.   The Company has purchased approximately $7,553,000
under this authorization.   In August 1999, the Board of Directors changed the
dividend payment dates from semi-annually to quarterly and declared an increase in the dividend from $.25 per share to $.40 per share on an annual
basis.   The first quarterly cash dividend of $.10 per share was paid on
October 1, 1999.

     The Company expects that the Purchase and Put Agreements covering $7,550,000 of the Industrial Revenue Bonds (See Note 6 to the Consolidated Financial Statements) will continue to be amended until the earlier of the final maturity date of the respective bonds or until the project financed by the bonds is terminated. To the extent that the bonds mature or the Purchase and Put Agreements are not extended, the Company will repurchase and/or repay the bonds with borrowings under its revolving credit agreement. The Company believes it will be able to renegotiate its present credit facilities or obtain similar replacement credit facilities when necessary in the future.

     Year 2000 Conversion.   The Company, like most entities relying on
automated data processing, is faced with the task of modifying systems to
become Year 2000 compliant.   During 1996, the Company began an analysis to
determine which of its business systems were not Year 2000 compliant. During the second quarter of calendar 1998, the Company completed the development of plans for addressing its Year 2000 exposure as well as reengineering selective systems to enhance their functionality. A steering committee was formed to
monitor the progress of becoming Year 2000 compliant.   This committee is
comprised of key personnel from the major functional areas of the Company and
meets monthly.   The Committee reports the progress of the Company's Year 2000 conversion to the Board of Directors.

     The Company has purchased new state of the art financial and administrative systems software and hardware that is represented to be Year 2000 compliant. An implementation consultant has been engaged to assist in replacing the existing major systems. During the first quarter of calendar
1999, the Company began to phase-in modules of the purchased software.   All
modules of the purchased software except for the billing module have been
implemented.   The billing module will be implemented in early December.  All of the internally generated software is now Year 2000 compliant.

     The Company surveyed all locations to identify operating equipment which may be effected by Year 2000. The equipment has been tested to determine if such equipment is Year 2000 compliant. When equipment was identified as not Year 2000 compliant, the equipment was replaced.

     Suppliers and customers that are critical to the Company's operations
were identified.   Questionnaires were sent to these entities to determine
their state of readiness for Year 2000.   The Company identified alternative
suppliers as a contingency if any of the current suppliers are not Year 2000 compliant.

     The Company, under an agreement with its affiliate, FRP Properties, Inc. ("FRPP"), provides certain administrative services, including automated data
processing to FRPP ("FRPP Services").   The FRPP Services are included within
the scope of the Company's Year 2000 project.

     The costs associated with the purchase and installation of the software and hardware will be capitalized and amortized over the estimated useful life
of the software or hardware.   At September 30, 1999, approximately $9,171,000
had been capitalized.   Other costs associated with the project such as
selection, training and reengineering of the existing processes are being
expensed as incurred.   During 1999 and 1998, the Company has expensed
$6,501,000 and $2,209,000, respectively, related to this project.   Based on
current information, the Company estimates that it will incur an additional $1,300,000 during early 2000 as a result of the Year 2000 project of which approximately 50% will be capitalized.

     The Company feels it is addressing in a timely manner the major issues related to the Year 2000 and any significant disruptive problems in its
ability to conduct its business as a result are unlikely.   The Company's
contingency plans have been finalized.  This plan assesses the risks and
possible countermeasures.   The contingency plan included two tests where the
Company's computers are adjusted to year 2000.   The first test results showed
only minor problems which are in the process of being corrected.   The second
test will occur in early December.   However, despite efforts and initiatives
undertaken by the Company, total assurance can not be given that absolute
compliance can be achieved.   There can be no guarantees that the computer
systems of other entities on which the Company relies will be converted in a timely manner or that their failure to convert, or a conversion that is incompatible with the Company's system, will not have an adverse effect on the Company's business, financial condition and results of operations.

      Cement Plant. The Company commenced the construction of the cement plant near Newberry, Alachua County, Florida in March 1997 with an estimated
cost of $100 million.   Construction has entered the final stages and nears
completion.   The Company anticipates that construction will be completed by the end of the calendar year at which time the Company will commission the plant into service and begin the steps necessary to place the plant in production which should be completed by the end of the first quarter or early
second quarter of fiscal 2000.   The Company received necessary zoning and
permit approvals from Alachua County and the Florida Department of
Environmental Protection.   Lawsuits pertaining to the appeal of the zoning
and air permits issued for the plant were resolved in favor of the Company.
A local Alachua County citizens' Clean Air referendum on the ballot for the November 3, 1998 general election which would have been adverse to the Company
was rejected.   On January 22, 1999, the County Commissioners of Alachua
County, Florida voted 3-2 to make the Company's cement plant comply with emissions standards submitted to the county in November 1994 on the Company's
initial special-use permit application.   The Company had revised its
submission before approval and issuance by Alachua County of the special-use permit to incorporate standards approximating those contained in the air
permit issued by the Florida Department of Environmental Protection.   The new
Alachua County action on its face requires the Company to comply with much stricter emission levels than approved by the Florida Department of
Environmental Protection.   If this Alachua County action is enforced and
upheld the Company does not believe it could comply. The Company has filed suit against Alachua County to enforce its permit as originally issued. On January 25, 1999 the City Commissioners of Newberry, Florida voted 4-0 to
annex the Company's cement plant site into the city.   The Company anticipates
that future land use and zoning matters relating to the cement plant will be under the jurisdiction of the City of Newberry, initially subject to Alachua County existing special-use permit zoning with such other conditions, if any,
as may be held to be valid and enforceable.   The annexation of the land into
the town of Newberry has been challenged by an individual, though the Company is not party of the litigation.

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


Quarterly Results (unaudited)

(Dollars in thousands except per share amounts)

                       First            Second            Third             Fourth
                     1999     1998    1999     1998     1999    1998    1999     1998
Net sales       $ 143,098 111,571  134,104 107,664 152,257 131,973 149,843  141,107

Gross profit      $  33,131  21,655   28,363  22,445  36,406  31,090  34,623   32,559

Operating
 profit         $  19,211  11,085   12,939  10,978  21,551  18,721  17,539   17,465

Income before
 income taxes     $  15,554  11,367   14,964  11,303  21,397  19,539  19,933   17,768

Net income           $  10,079   7,366    9,700   7,324  13,863  12,662  12,915   11,508

Per common share:
    Basic EPS     $     .53     .39      .51    .39      .74     .67     .68      .61
    Diluted EPS   $     .52     .38      .50    .38      .72     .66     .67      .60
    Cash dividend   $    .125    .125        -      -     .125    .125     .10        -
    Market price:
        High      $   31.00   29.94    34.25  31.00    45.50   31.50   45.44    31.00
        Low       $   22.63   19.50    27.13  19.44    33.00   26.12   34.50    23.44


Independent Auditors' Report

To the Board of Directors and Stockholders
Florida Rock Industries, Inc.

We have audited the accompanying consolidated balance sheets of Florida Rock Industries, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Florida Rock Industries, Inc. and subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Certified Public Accountants
Jacksonville, Florida
December 3, 1999

Florida Rock Industries, Inc.
Consolidated Statement of Income  Years ended September 30

(Dollars and shares in thousands except per share amounts)

                                                 1999       1998       1997

Net sales                                     $579,302    492,315     456,646
Cost of sales                                  446,779    384,566     357,857

Gross profit                                   132,523    107,749      98,789
Selling, general and administrative expenses:
    Selling, general and administrative         54,782     47,291      43,100
    Systems upgrades/year 2000 costs             6,501      2,209           -
    Total selling, general and administrative   61,283     49,500      43,100

Operating profit                                71,240     58,249      55,689
Interest expense                                (1,078)      (555)       (934)
Interest income                                    380        901         712
Gain (loss) on sale of assets                    1,683        622          14
Settlement of interest rate hedge agreements    (4,214)         -             -
Other income, net                                3,837        760         889
Income before income taxes                      71,848     59,977      56,370
Provision for income taxes                      25,291     21,117      19,228

Net income                                    $ 46,557     38,860      37,142

Earnings per common share:                       $2.47       2.06        2.01
    Basic                                        $2.42       2.02        1.99
    Diluted
Weighted average number of shares used in
 computing earnings per common share:
    Basic                                       18,861     18,839      18,450
    Diluted                                     19,278     19,203      18,661
See accompanying notes.

Florida Rock Industries, Inc.
Consolidated Balance Sheet  September 30

(Dollars in thousands)

                                                     1999               1998
Assets
Current assets:
  Cash and cash equivalents                       $  3,726              4,457
  Accounts receivable, less allowance for
   doubtful accounts of $1,525 ($1,121 in 1998)     75,386             65,334
  Inventories                                       23,634             25,535
  Prepaid expenses and other                         4,128              5,281
  Assets held for sale                              15,591                  -

         Total current assets                      122,465            100,607
Other assets                                        14,822             20,754
Goodwill, at cost less accumulated amortization
  of $4,905 ($4,104 in 1998)                        46,964              9,140
Property, plant and equipment, at cost:
  Land                                             139,678            120,076
  Plant and equipment                              498,944            477,846
  Construction in process                          110,555             45,091
                                                   749,177            643,013
  Less accumulated depreciation and depletion      329,260            321,958
          Net property, plant and equipment        419,917            321,055
                                                 $ 604,168            451,556

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term notes payable to banks              $  33,502              8,500
  Accounts payable                                  41,590             38,783
  Dividends payable                                  1,890                  -
  Federal and state income taxes                       911              3,715
  Accrued payroll and benefits                      15,098             11,913
  Accrued insurance reserves                         2,493              2,660
  Accrued liabilities, other                         9,771              6,891
  Long-term debt due within one year                 2,311              2,324

          Total current liabilities                107,566             74,786
Long-term debt                                      96,989             23,935
Deferred income taxes                               31,898             28,564
Accrued employee benefits                           14,019             12,440
Long-term accrued insurance reserves                 7,188              6,463
Other accrued liabilities                            8,250              5,482

Commitments and contingent liabilities
  (Notes 11, 15 and 16)
Stockholders' equity:
  Preferred stock, no par value;
       10,000,000 shares authorized, none issued         -                  -
  Common stock, $.10 par value;
       50,000,000 shares authorized, 18,974,618
       shares issued                                 1,897              1,897
  Capital in excess of par value                    18,249             18,796
  Retained earnings                                321,832            281,882
  Less cost of treasury stock; 109,228 shares
   (108,662 shares in 1998)                         (3,720)            (2,689)
         Total stockholders' equity                338,258            299,886
                                                  $604,168            451,556

See accompanying notes.

Florida Rock Industries, Inc.
Consolidated Statement of Cash Flows  Years ended September 30

(Dollars in thousands)
                                                      1999     1998      1997
Cash flows from operating activities:
  Net income                                      $ 46,557   38,860    37,142
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation, depletion and amortization       38,497   33,433    30,688
     Net changes in operating assets and
      liabilities:
       Accounts receivable                          (3,154)  (8,756)   (4,398)
       Inventories                                     732   (2,948)    1,249
       Prepaid expenses and other                   13,787      225      (465)
       Accounts payable and accrued liabilities      8,710   12,352     7,922
     Increase (decrease) in deferred income taxes    4,070    1,108    (1,184)
     Gain on disposition of property, plant and
       equipment                                    (2,938)  (1,576)   (1,886)
     Other, net                                        519      201       433
Net cash provided by operating activities          106,780   72,899    69,501

Cash flows from investing activities:
  Purchase of property, plant and equipment       (102,741) (95,267)  (46,493)
  Proceeds from the sale of property, plant and
    equipment                                        4,524    2,305     3,436
  Additions to other assets                         (3,700) (11,861)   (9,775)
  Proceeds from the disposition of other assets          -      199       218
  Business acquisitions net of cash acquired       (95,149)       -         -
  Additions to notes receivable                       (155)       -         -
  Collection of notes receivable                        64      184     5,364
Net cash used in investing activities             (197,157)(104,440)  (47,250)

Cash flows from financing activities:
  Proceeds from long-term debt                      75,000   14,000         -
  Net increase (decrease) in short-term debt        24,510    8,200    (1,100)
  Repayment of long-term debt                       (3,572)  (1,047)   (7,037)
  Exercise of employee stock options                 3,965    3,203     8,560
  Repurchase of Company common stock                (5,542)  (2,080)   (4,632)
  Payment of dividends                              (4,715)  (4,711)   (4,604)
Net cash provided by(used) in financing activities 89,646 17,565 (8,813) Net increase (decrease) in cash and cash
  equivalents                                         (731) (13,976)   13,438

Cash and cash equivalents at beginning of year       4,457   18,433     4,995
Cash and cash equivalents at end of year           $ 3,726    4,457    18,433

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest expense, net of amount capitalized   $   682      534       948
     Income taxes                                  $22,569   14,549    23,255
  Noncash investing and financing activities:
     Additions to property, plant and equipment from:
       Exchanges                                   $   533      442       294
       Issuing debt                                $   100        -       509
       Other assets                                $     -    8,792         -
     Additions to inventory from issuing debt      $     -        -       360
     Additions to prepaid expenses from issuing
       debt                                        $     -        -        96
     Addition to notes receivable from the sale of
       property, plant and equipment               $     -        -       200



     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturities of three months or less at the time of purchase to be cash equivalents.
See accompanying notes.

Florida Rock Industries, Inc.
Consolidated Statement of Stockholders' Equity  Years ended September 30

(Dollars in thousands except per share amounts)

                                        Capital in
                       Common Stock     Excess of    Retained   Treasury Stock
                     Shares    Amount   Par Value    Earnings   Shares  Amount


Balance at October
 1, 1996            18,974,618 $1,897  $16,452     $215,195 (425,856)$(5,394)
Shares purchased for
 treasury                                                   (296,278) (4,632)
Exercise of stock
 options                                   126               526,700   6,958
Tax benefits on stock
 options exercised                       1,475
Net income                                           37,142
Cash dividends
 ($.25 per share)                                    (4,604)
Balance at September
 30, 1997           18,974,618  1,897   18,053      247,733 (195,434) (3,068)

Shares purchased for
 treasury                                                    (71,328) (2,080)
Exercise of stock
 options                                  (195)              158,100   2,459
Tax benefits on stock
 options exercised                         938
Net income
Cash dividends                                       38,860
 ($.25 per share)                                    (4,711)
Balance at September
 30, 1998           18,974,618  1,897   18,796      281,882 (108,662) (2,689)

Shares purchased
 for treasury                                               (173,966) (5,542)
Exercise of stock
 options                                (2,007)              173,400   4,511
Tax benefit on stock
 options exercised                       1,460
Net income                                           46,557
Cash dividend ($.35
 per share)                                          (6,607)
Balance at September
 30, 1999         18,974,618 $1,897  $18,249     $321,832 (109,228)$(3,720)

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

  GOODWILL - Goodwill is being amortized over various periods ranging from twenty to forty years.

  VALUATION OF LONG-LIVED ASSETS -  The Company periodically reviews long-lived
assets including goodwill for potential impairment.   If this review indicates
that the carrying amount of the asset may not be recoverable, the Company estimates the future cash flows expected with regards to the asset and its
eventual disposition.   If the sum of these future cash flows (undiscounted and
without interest charges) is less than the carrying amount of the asset, the Company records an impairment loss based on the fair value of the asset.

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

  EARNINGS PER COMMON SHARE - Basic earnings per share("EPS")are based on the weighted average number of common shares outstanding during the period. Diluted EPS are based on the weighted average number of common shares outstanding and potential dilution of securities that could share in earnings. The only difference between basic and diluted shares used for the calculation is the effect of employee stock options.

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

  NEW ACCOUNTING REQUIREMENTS - Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. There are no items that require disclosures.

Effective October 1, 1998, the Company adopted SFAS No. 132, "Employer's
Disclosures about Pensions and Other Postretirement Benefits".   SFAS 132
revised employer disclosures about pension and other postretirement benefit
plans.   It does not change the measurement or recognition of those plans.
This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after
June 15, 1999.   In June 1999, the FASB issued SFAS No. 137 "Accounting for
Derivative Instruments and Hedging Activities - Deferral of Effective Date SFAS No. 133" which deferred the effective date to fiscal years beginning after June 15, 2000. SFAS 133 requires companies to record derivatives on the balance
sheet as assets and liabilities, measured at fair value.   Gains or losses
resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not completed its evaluation of the impact of this standard on the financial statements.

2. Acquisitions.   On June 1, 1999, the Company completed the acquisition of
all of the common stock of Harper Brothers, Inc. and Commercial Testing, Inc.
("Harper") located in Ft. Myers, Florida for $87 million in cash.   The
purchase price is subject to certain post-closing adjustments related to
working capital.   On July 2, 1999, the Company sold the fixed assets of
Harper's highway and heavy construction operations for $13.1 million in cash. The Company retained and collected the working capital of the highway and heavy construction business. The Company is subject to a final judgment entered on October 13, 1999, by the United States District Court, Middle District of Florida, in an action brought by the United States, requiring the Company to divest itself of Harper's sand mine and the Company's quarry operations in Ft.
Myers.   On December 3, 1999, the Company sold these assets for $34,300,000 in
cash subject to certain adjustments.   At September 30, 1999, the Company has
classified these assets as Assets Held for Sale in the accompanying Consolidated Balance Sheet.

On June 11, 1999, the Company acquired all of the common stock of Custom, LTD for $5,800,000 in cash.

These acquisitions were accounted for under purchase accounting with the purchase price allocated to the acquired assets and assumed liabilities based
on estimated fair market values.   The allocations of purchase prices is
subject to change based on final determination of purchase price and fair
market value of the net assets.   The estimated fair market value of the assets
acquired and liabilities assumed were considered to be the best estimates as of the acquisition dates and may be adjusted as more information is obtained.
The assets of Harper that were sold were recorded at sales prices. The excess of the purchase price over the fair market value of the assets acquired and liabilities assumed amounted to $38,624,000 and is being amortized over 20 to
30 years.   The results of operations of these acquisitions since the date of acquisition are included in the consolidated results of operations of the Company. If the Company had acquired these companies on October 1, 1997, the proforma results of operation of the Company would have been:

                                        1999           1998

                    Net sales           $594,383          518,783

                    Net income          $ 47,504           40,055

                    Earnings per share:
                         Basic          $   2.52             2.13
                         Diluted        $   2.46             2.09

These acquisitions were funded by borrowings under the Company's existing revolving credit agreements and a new $50 million line of credit.

3. Transactions with related parties. As of September 30, 1999 seven of the Company's directors were also directors of FRP Properties, Inc. ("FRPP"). Such directors own approximately 41% of the stock of FRPP and 29% of the stock of the Company. Accordingly, FRPP and the Company are considered related parties.

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

   The Company paid rents, royalties and transportation charges to subsidiaries of FRPP totaling $6,999,000 in 1999, $6,256,000 in 1998 and $6,006,000 in 1997.

   At September 30, 1999 and 1998 the Company had a net account payable due to subsidiaries of FRPP totaling $233,000 and $295,000, respectively.

   Under an agreement extending until September 30, 2000 the Company furnishes certain management and related services, including financial, tax, legal, administrative, accounting and computer, to FRPP and its subsidiaries. Charges for such services were $1,656,000 in 1999, $1,515,000 in 1998 and $1,414,000 in
1997.   Effective October 1, 1999, the Company and FRPP agreed to amend the
agreement.   Under the amended agreement, FRPP will assume responsibility for accounting, credit and certain computer functions.

4. Inventories. Inventories at September 30 consisted of the following (in thousands):
                                         1999               1998
Finished products                       $ 18,717          20,683
Raw materials                              4,093           4,096
Parts and supplies                           824             756
                                        $ 23,634          25,535

     The excess of current cost over the LIFO stated values of inventories was $3,802,000 at September 30, 1999 and $5,056,000 at September 30, 1998.


5. Other assets. Other assets at September 30 consisted of the following (in thousands):
                                         1999          1998
Real estate                              $ 1,780           2,056
Restricted cash                              822           9,264
Other                                     12,220           9,434
                                        $ 14,822          20,754

6. Lines of credit and debt. Long-term debt at September 30 is summarized as follows (in thousands):
                                           1999            1998
Unsecured notes:
  7.5%-10% notes                        $    834           1,895
  Revolving credit                        75,000               -
Industrial development
  revenue bonds                           22,209          22,889
7% - 12% secured notes
  and contracts                            1,257           1,475
                                          99,300          26,259
Less portion due within
    one year                               2,311           2,324
                                        $ 96,989          23,935

   Of the industrial development revenue bonds at September 30, 1999, $7,550,000 is due between 2004 and 2021. The bonds provide for quarterly interest payments between 68.0% and 71.5% of prime rate (8.25% at September 30, 1999). The bonds are subject to Purchase and Put Agreements with several banks whereby the bondholders may, at their option, sell the bonds to the Company during the following fiscal years: $700,000 in 2000; $2,875,000 in 2001; $3,325,000 in
2002; and $650,000 in 2003. Another industrial development revenue bonds totaling $659,000 at September 30, 1999 is at floating rates of interest and matures in fiscal 2000. The bonds are collateralized by certain property, plant
and equipment having a carrying value of $4,499,000 at September 30, 1999.   In
addition, the bonds are collateralized by certain properties of FRPP having a
carrying value at September 30, 1999 of $1,518,000.   During November 1997, the
Company issued $14,000,000 of industrial revenue bonds related to the
construction of the cement plant.   The bonds are due in 2022, and are secured
by a letter of credit.   The interest rate on the bonds is a variable rate
established weekly.   For fiscal 1999, this rate averaged 3.3%.

  The secured notes and contracts are collateralized by certain real estate having a carrying value of approximately $3,779,000 at September 30, 1999 and are payable in installments through 2011.

  The aggregate amount of principal payments, excluding the revolving credit, due subsequent to September 30, 1999, assuming that all of the industrial development revenue bondholders exercise their options to sell the bonds to the Company is: 2000 - $2,311,000; 2001 - $3,121,000; 2002 - $3,589,000; 2003 -
$833,000; 2004 - $204,000 and subsequent years - $14,242,000.

   The Company has a revolving credit agreement under which it may borrow up to $75,000,000 on term loans payable in consecutive quarterly installments of 5% of the original amount commencing September 30, 2000 and a final payment of the unpaid balance on June 30, 2003. Interest is payable at the prime rate until June 30, 2000 and at 3/8 of 1% above such prime rate thereafter. Alternative interest rates based on the London interbank rate and/or the reserve-adjusted certificate of deposit rate are available at the Company's option. An annual commitment fee of 3/16 of 1% is payable on the unused amount of the commitment. At September 30, 1999, the total amount under the credit agreement had been borrowed.

   The Company also has available short-term lines of credit from four banks aggregating $45,000,000. At September 30, 1999, $11,498,000 was available for borrowing. Under these lines the Company may borrow funds for a period of one to ninety days. There is no commitment fee and the banks can terminate the lines at any time. The interest rate is determined at the time of each borrowing. The weighted average interest rates on such borrowings at September
30, 1999 and 1998 were 5.9% and 5.8%, respectively.   In May 1999, the Company
arranged a $50,000,000 364 day credit facility that expires in May 2000. At September 30, 1999 the total amount under the credit facility was available for borrowing.

   The various loan agreements contain restrictive covenants, including a requirement to maintain a consolidated current ratio and consolidated tangible net worth (as defined) at certain levels, limitations on paying cash dividends, and other restrictions. As of September 30, 1999, under the most restrictive of the agreements, $124,230,000 of consolidated retained earnings was not restricted as to payment of cash dividends.

   The Company capitalized interest cost on qualified construction projects of $3,256,000 in 1999, $1,248,000 in 1998 and $176,000 in 1997.

7. Preferred Shareholder Rights Plan.   On May 5, 1999, the Board of Directors
of the Company declared a dividend of one preferred share purchase right (a
"Right") for each outstanding share of common stock.   The dividend was paid
on June 11, 1999.   Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company, par value $.01 per share (The "Preferred Shares"), at a price of $145 per one one-hundredth of a Preferred Share, subject to adjustment.

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

8. Stock option plan. The Company has a stock option plan under which options for shares of common stock may be granted to directors, officers and key employees. At September 30, 1999, 82,000 shares of common stock were available for future grants.

Option transactions for the fiscal years ended September 30 are summarized as follows:
                              1999              1998                 1997
                               Average            Average             Average
                     Options Price(1) Options Price(1) Options Price(1) Shares under option:
  Outstanding at
   beginning of year 1,307,700   15.31  1,468,800   15.20  1,086,200    13.32
  Granted                 -          -          -       -    918,000    16.41
  Exercised           (173,400)  14.44   (158,100)  14.32   (526,700)   13.45
  Canceled             (13,300)  16.38     (3,000)  16.41     (8,700)   13.89

Outstanding at end of
  year                1,121,000  15.43  1,307,700   15.31  1,468,800    15.20

 Options exercisable at
   end of year          587,800           558,700            522,000
(1) Weighted average exercise price
The following table summarizes information concerning stock options outstanding at September 30, 1999.

                    Options        Options        Remaining
Exercise Price      Outstanding         Exercisable           Life
$  12.375                  27,000           27,000          2.7 years
   12.5625                235,450          235,450          2.7 years
   13.96875                35,000           28,000          2.3 years
   16.4063                823,550          297,350          7.5 years

     Total              1,121,000          587,800

Remaining non-exercisable options as of September 30, 1999 become exercisable as follows: 2000-182,400; 2001-175,400 and 2002-175,400.

  Options granted have been at a price equal to the fair market value of the Company's common stock on the dates of grant. The options expire from seven to ten years from the date of grant and become exercisable in cumulative installments of 20% each year after a one year waiting period from the date of grant.

  If compensation cost for stock option grants had been determined based on the Black-Scholes option pricing model value at the grant date for the 1997 awards consistent with the provisions of SFAS No. 123, the Company's 1999 net income, basic and diluted earnings per share would have been $45,840,000, $2.43 and $2.38, respectively, 1998 net income and basic and diluted earnings per share would have been $38,145,000, $2.02 and $1.99 per share, respectively, and 1997 net income and basic and diluted earnings per share
would have been $36,839,000, $2.00 and $1.97 per share, respectively.   The
SFAS 123 method has not been applied to options granted prior to October 1, 1996, and the pro forma compensation expense may not be indicative of pro forma expense in future years. The fair value of options granted was estimated to be $6.01 on the date of grant using the following assumptions; dividend yield of 1.5%, expected volatility of 25.9%, risk-free interest rates of 6.8% and expected lives of 7 years.

9. Income taxes. The provision for income taxes for the fiscal years ended September 30 consisted of the following (in thousands):
                                     1999              1998         1997
Current:
  Federal                         $ 18,163        16,195          17,211
  State                              3,352         2,926           3,201
                                    21,515        19,121          20,412
Deferred                             3,776         1,996          (1,184)
  Total                           $ 25,291        21,117          19,228

   A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate follows (in thousands):
                                        1999           1998        1997
Amount computed at statutory
  Federal rate                     $25,147        20,992         19,730
Effect of percentage depletion      (2,720)       (2,287)        (2,144)
State income taxes (net of Federal
  income tax benefit)                2,512         2,078          1,998
Other, net                             352           334           (356)
Provision for income taxes         $25,291        21,117         19,228

   The types of temporary differences and their related tax effects that give rise to deferred tax assets and deferred tax liabilities at September 30 are presented below:
                                    1999           1998
Deferred tax liabilities:
 Basis difference in property,
  plant and equipment             $ 41,435        37,615
 Other                               1,999           742
  Gross deferred tax liabilities    43,434        38,357

Deferred tax assets:
 Insurance reserves                  3,768         3,584
 Other accrued liabilities           8,465         8,669
 Other                               1,686           658
 Gross deferred tax assets          13,919        12,911
Net deferred tax liability        $ 29,515        25,446

10. Employee benefits. The Company and its subsidiaries have a number of retirement plans which cover substantially all employees.

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

   Net periodic pension cost (income) for fiscal years ended September 30 included the following components (in thousands):

                                         1999             1998         1997
Service cost-benefits earned during
  the period                            $    273         301             291
Interest cost on projected benefit
  obligation                               1,321       1,300           1,178
Return on assets                          (2,389)     (2,002)         (1,693)
Amortization of net asset and prior
  service cost                               (93)        (93)            (93)
Cost of early retirement program               -           -             194

Net periodic pension cost (income)      ($   888)    (   494)          ( 123)

  Assumptions used in determining the net periodic pension cost are discount rate of 7.25%, rate of increase in compensation levels of 5% and expected long-term rate of return on assets of 9%.

  The following table provides for the retirement plan a reconciliation of benefit obligations, the funded status and the amounts included in the Company's consolidated balance sheet at September 30 (in thousands):





                                         1999              1998

Change in benefit obligation
  Balance beginning of year              $19,085        17,205
  Service cost                               273           301
  Interest cost                            1,321         1,300
  Actuarial loss(gain)                      (282)        1,307
  Benefits paid                           (1,060)       (1,028)

  Balance end of year                    $19,337        19,085

Change in plan assets
  Balance beginning of year              $24,383        21,887
  Actual return on assets                  1,855         3,524
  Benefits paid                           (1,060)       (1,028)

  Balance end of year                    $25,178        24,383

Funded status                            $ 5,841         5,297
Unrecognized net actuarial gain           (4,357)       (4,608)
Unrecognized net obligation                 (432)         (518)
Unrecognized prior service cost               12             5

Prepaid benefit cost                     $ 1,064           176

     Union employees are covered by multi-employer plans not administered by the Company. Payments of $183,000, $406,000 and $427,000 were made to these plans during fiscal 1999, 1998 and 1997, respectively.

     Additionally, the Company and certain subsidiaries have savings/profit sharing plans for the benefit of qualified employees. The savings feature of the plans incorporates the provisions of Section 401(k) of the Internal Revenue Code. Under the savings feature of the plans, eligible employees may elect to save a portion (within limits) of their compensation on a tax deferred basis. The Company contributes to a participant's account an amount equal to 50% (with certain limits) of the participant's contribution. Additionally, the Company and certain subsidiaries may make annual contributions to the plans as determined by the Board of Directors, with certain limitations. The plans provide for deferred vesting with benefits payable upon retirement or earlier termination of employment. The total cost of the plans was $6,649,000 in 1999; $5,449,000 in 1998 and $4,938,000 in 1997.

    The Company has a management security plan for certain officers and key employees. The accruals for future benefits are based upon the remaining years to retirement of the participating employees. The Company has purchased life insurance on the lives of the participants and it is the owner and beneficiary of such policies. The expense for fiscal 1999, 1998 and 1997 was $1,968,000, $1,974,000, and $1,814,000, respectively.

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

     The following table provides retiree health care a reconciliation of benefit obligations, the funded status and the amounts included in the Company's consolidated balance sheet at September 30 (in thousands):





                                            1999        1998

 Change in benefit obligation
   Balance beginning of year             $ 2,571        2,635
   Service cost                              118          123
   Interest cost                             169          173
   Actuarial gain                           (202)        (235)
   Benefits paid                            (137)        (125)
   Balance end of year                   $ 2,519        2,571

 Change in plan assets
   Balance beginning of year             $     0            0
   Employer contributions                    138          125
   Benefits paid                            (138)        (125)
   Balance end of year                   $     0            0

Funded status                            $(2,519)      (2,571)
Unrecognized net gain                         44          246
Unrecognized prior service cost              (25)         (83)

Accrued postretirement benefit costs     $(2,500)      (2,408)


     Net periodic postretirement benefit cost for fiscal years ended September 30 includes the following components (in thousands):
                                            1999         1998      1997
Service cost of benefits earned
 during the period                     $     118          123       129
Interest cost on APBO                        169          173       178
Net amortization and deferral                (57)        (207)     (176)

Net periodic postretirement benefit
 cost                                  $     230           89       131

     The discount rate used in determining the Net Periodic Postretirement Benefit Cost and the APBO was 7.25%.

11. Leases. Certain plant sites, office space and equipment are rented under operating leases. Total rental expense, excluding mineral leases, for fiscal 1999, 1998 and 1997 was $5,536,000, $4,402,000 and $4,176,000 respectively.
Future minimum lease payments under operating leases with an initial or remaining noncancelable term in excess of one year, exclusive of mineral leases,
at  September 30, 1999 are as follows: 2000-$1,413,000;   2001-$1,363,000;
2002-$1,353,000; 2003-$1,128,000; 2004-$1,065,000 after 2004-$6,373,000.
Certain leases include options for renewal. Most leases require the Company to pay for utilities, insurance and maintenance.

12. Gain (loss) on sale of assets and other income. The Company recorded a gain on the sale of certain real estate of $1,683,000 in 1999, $622,000 in 1998 and $14,000 in 1997. Included in other income for 1999 is $2,801,000 ($1,996,000 was recorded in the fourth quarter) of income from settlements of class action lawsuits.
13. Business Segments.   On September 30, 1999, the Company adopted SFAS No.
131, "Disclosure about Segments of an Enterprise and Related Information".
SFAS 131 established standards for reporting information about segments in annual financial statements and requires selected information about segments in
interim financial reports issued to stockholders.   In addition, SFAS 131
established standards for related disclosures about products and services, and
geographic areas.   Segments are defined as components of an enterprise about
which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    The Company has identified three business segments, each of which is managed
separately along product lines.   All the Company's operations are in the
Southeastern and mid-Atlantic states.   The Aggregates segment mines, processes
and sells construction aggregates.   The Concrete products segment produces and
sells ready-mix concrete and other concrete products.   The Cement and Calcium
products segment currently produces and sells calcium products to customers in
Florida.   During fiscal 2000 this segment will begin quarrying operations to produce and distribute portland and masonry cement in Florida.

    Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                                         1999          1998      1997
              Revenues
                Aggregates                 $214,729    176,652   169,647
                Concrete products           399,325    349,011   314,979
                Cement and calcium            3,623      1,032         -
                Intersegment sales          (38,375)   (34,380)  (27,980)

               Total revenues              $579,302    492,315   456,646

              Operating profit(a)
               Aggregates                  $ 45,622     30,901    34,730
               Concrete products             45,412     41,446    30,453
               Cement and calcium               111       (563)     (103)
               Corporate overhead           (19,905)   (13,535)   (9,391)

               Total operating profit      $ 71,240     58,249     55,689

              Identifiable assets, at year end
               Aggregates                  $298,014    223,006    205,138
               Concrete products            168,781    143,600    131,132
               Cement and calcium           103,037     60,713     10,363
               Unallocated corporate assets  29,434     19,573     31,862
               Cash items                     4,658      4,457      3,933
               Investments in affiliates        244        207        188

               Total identifiable assets   $604,168    451,556    382,616

              Depreciation, depletion and
                amortization
                Aggregates                 $ 22,131     20,227     18,650
                Concrete products            14,839     12,458     11,711
                Cement and calcium              642        266         11
                Other                           885        482        316

               Total depreciation, depletion
                  and amortization         $ 38,497     33,433     30,688

              Capital expenditures
               Aggregates                  $ 46,824     41,022     21,731
               Concrete products             32,112     19,914     17,258
               Cement and calcium            42,603     40,921      8,045
               Other                         10,528      2,644        262

               Total capital expenditures  $132,067    104,501     47,296

(a) Operating profit is earnings before interest expense, interest income, other income and income taxes.

14. Fair values of financial instruments. At September 30, 1999 and 1998 the carrying amount reported in the balance sheet for cash and cash equivalents, notes receivable, short-term notes payable to banks, revolving credit and industrial development revenue bonds approximate their fair value. The fair values of the Company's other long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At September 30, 1999 the carrying amount and fair value of such other long-term debt was $2,091,000 and $2,167,000, respectively. At September 30, 1998 the carrying amount and fair value of such other long-term debt was $3,370,000 and $3,474,000, respectively.

    Interest Rate Hedge Agreements. In anticipation of obtaining a financing commitment to provide capital for various projects and equipment, the Company entered into interest rate hedge agreements for a notional amount of $70,000,000 with a settlement date of December 31, 1998 in an attempt to manage the interest rate risk associated with securing a long-term fixed rate
at a future date.   A number of factors were taken into account with respect
to the specific timing associated with securing a firm financing commitment. Among those was the timing associated with management's expectations of when
the cash is required for the capital outlays.   The Company originally
anticipated a firm financing commitment would be arranged with a private placement offering during the first or second quarter of fiscal 1999.

     On December 31, 1998, the Company settled the agreements pursuant to the
contracts and on January 4, 1999 made a payment of $4,214,000.   As a result of
changed capital requirements, improved cash flow and adequate existing credit availability, management decided not to purse a commitment for long-term
financing.   Accordingly, the settlement cost was expensed in the first quarter of fiscal 1999.

15. Contingent liabilities. The Company and its subsidiaries are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, are expected to have a materially adverse effect on the Company's consolidated financial statements.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage.

16. Commitments. At September 30, 1999, the Company had placed orders and was committed to purchase equipment costing approximately $22,439,000.

Directors and Officers

Directors

Edward L. Baker (1)(4)
Chairman of the Board
of the Company

John D. Baker II (1)(4)
President and Chief Executive Officer
of the Company

Thompson S. Baker II
Vice President of the Company

Alvin R. (Pete) Carpenter (3)(4)
Vice President of CSX Corporation

Charles H. Denny III (2)
Investments

Albert D. Ernest, Jr. (2)(3)(4)
President of Albert Ernest Enterprises

Luke E. Fichthorn III (2)(3)(4)
Private Investment Banker,
Twain Associates and Chairman of the
Board and Chief Executive Officer of
Bairnco Corporation

Francis X. Knott (2)
Chief Executive Officer
of Partners Realty Trust, Inc.

Radford D. Lovett    (3)(4)
Chairman of the Board of
Commodores Point Terminal Corp.

C. J. Shepherdson
Vice President of the Company

G. Kennedy Thompson (2)(4)
President, First Union Corporation

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

Fred W. Cohrs
Vice President
President, Cement Group

Clarron E. Render, Jr.
Vice President
President, Northern Concrete Group

Thompson S. Baker II
Vice President
President, Aggregates Group

James J. Gilstrap
Vice President, Treasurer and
Chief Financial Officer

Wallace A. Patzke, Jr.
Vice President and
Chief Accounting Officer

Dennis D. Frick
Secretary
Corporate Counsel

Stephen C. Travis
Controller

John W. Green
Assistant Secretary
Director of Corporate Credit














Florida Rock Industries, Inc.

General Office:  155 East 21st Street
Jacksonville, Florida  32206
Telephone:  (904) 355-1781

Annual Meeting

Shareholders are cordially invited to attend the Annual Stockholders Meeting which will be held at 9 a.m. local time, on Wednesday, February 2, 2000, at the general offices of the Company, 155 East 21st Street, Jacksonville, Florida.

Transfer Agent

First Union Customer Information Center
Corporate Trust Client Services NC-1153
1525 West W.T. Harris Boulevard - 3C3
Charlotte, NC 28288-1153
Telephone: 1-800-829-8432

General Counsel

Lewis S. Lee, Esquire
Martin, Ade, Birchfield & Mickler, PA
Jacksonville, Florida

Independent Auditors

Deloitte & Touche LLP
Jacksonville, Florida

Common Stock Listed

New York Stock Exchange
(Symbol:  FRK)

Form 10-K

Stockholders may receive without charge a copy of Florida Rock Industries, Inc.'s annual report to the Securities and Exchange Commission on Form 10-K by writing to the Treasurer at P.O. Box 4667, Jacksonville, Florida 32201.