Form 10-Q
period 1999-12-31
FLORIDA ROCK INDUSTRIES INC
filed 2000-02-14
CIK 37651

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark one)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 2000: 18,506,444 shares of $.10 par value common stock.
                           FLORIDA ROCK INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                              December 31,     September 30,
                                                  1999             1999
ASSETS
Current assets:
 Cash and cash equivalents                     $    4,473            3,726
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $1,757 ($1,525 at September 30, 1999)            80,445           75,386
 Inventories                                       24,325           23,634
 Prepaid expenses and other                         4,861            4,128
 Asset held for sale                                  -           15,591
  Total current assets                            114,104          122,465
Other assets                                       26,627           14,822
Goodwill, at cost less accumulated amortization
 of $5,325($4,905 at September 30,1999)            45,824           46,964
Property, plant and equipment, at cost:
 Land                                             139,746          139,678
 Plant and equipment                              502,572          498,944
 Construction in process                          128,315          110,555
                                                  770,633          749,177
 Less accumulated depreciation,
  depletion and amortization                      337,107          329,260
  Net property, plant and equipment               433,526          419,917
                                               $  620,081          604,168
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $   39,502           33,502
 Accounts payable                                  34,128           41,590
 Dividends payable                           1,870              1,890
 Accrued income taxes                              12,346              911
 Accrued payroll and benefits                      14,681           15,098
 Accrued insurance reserve                          4,167            2,493
 Accrued liabilities, other                         8,513            9,771
 Long-term debt due within one year                 1,730            2,311
  Total current liabilities                       116,937          107,566

Long-term debt                                     91,297           96,989
Deferred income taxes                              31,898           31,898
Accrued employee benefits                          14,096           14,019
Long-term accrued insurance reserves                7,188            7,188
Other accrued liabilities                           8,558            8,250
Stockholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 18,974,618 shares issued       1,897            1,897
 Capital in excess of par value                    18,244           18,249
 Retained earnings                                342,987          321,832
 Less cost of treasury stock, 390,574
  shares (109,228 shares at September
  30, 1999)                                       (13,021)          (3,720)
  Total stockholders' equity                      350,107          338,258
                                               $  620,081          604,168
See accompanying notes.

                       FLORIDA ROCK INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  (In thousands except per share amounts)
                                (Unaudited)



                                            Three Months ended
                                               December 31,
                                             1999       1998


Net sales                                  $155,111    143,098
Cost of sales                               120,829    109,967

Gross profit                                 34,282     33,131

Selling, general and administrative expense:
 Selling, general and administrative         15,052     12,470
 System upgrades/Year 2000 costs                420      1,450
   Total selling, general and
     administrative                          15,472     13,920


Operating profit                             18,810     19,211

Interest expense                               (509)        (4)
Interest income                                  23        127
Settlement of interest rate hedge agreements      -     (4,214)
Other income, net                            17,209        434

Income before income taxes                   35,533     15,554
Provision for income taxes                   12,505      5,475

Net income                                 $ 23,028     10,079

Earnings per share:
 Basic                                        $1.23        .53
 Diluted                                      $1.20        .52

Cash dividends per common share               $ .10       .125

Weighted average shares used
in computing earnings per share:
 Basic                                       18,752     18,862
 Diluted                                     19,118     19,210


See accompanying notes.

                       FLORIDA ROCK INDUSTRIES, INC.
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                              (In thousands)
                                (Unaudited)

                                                    1999             1998
Cash flows from operating activities:
  Net income                                          $23,028           10,079
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization           10,982            8,656
    Net changes in operating assets and
     liabilities:
     Accounts receivable                               (5,058)             836
     Inventories                                         (435)           2,611
     Prepaid expenses and other                        (2,390)             (90)
     Accounts payable and accrued liabilities           4,395             (994)
  Decrease in deferred income taxes                         -                -
  Gain on disposition of property, plant and
     equipment and assets held for sale               (17,125)            (451)
  Other, net                                              379               (9)

 Net cash provided by operating activities             13,776           20,638

Cash flows from investing activities:
  Purchase of property, plant and equipment           (24,032)         (28,689)
  Proceeds from the sale of property, plant and
   equipment                                              119              539
  Additions to other assets                           (11,953)            (803)
  Proceeds from the disposition of assets
     held for sale                                     34,300                -
  Collections of notes receivable                           6                3

Net cash used in investing activities                  (1,560)         (28,950)

Cash flows from financing activities:
  Net increase (decrease) short-term debt               6,000           10,300
  Repayment of long-term debt                          (6,272)          (1,706)
  Exercise of employee stock options                       32              250
  Repurchase of Company stock                          (9,339)            (782)
  Payment of dividents                                 (1,890)               -

Net cash provided by (used in)financing activities    (11,469)           8,062

Net decrease in cash and cash equivalents                 747             (250)
Cash and cash equivalents at beginning of year          3,726            4,457

Cash and cash equivalents at end of period            $ 4,473          $ 4,207


See accompanying notes.

                       FLORIDA ROCK INDUSTRIES, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             DECEMBER 31,1999
                                (Unaudited)

(1)  Basis of Presentation

     The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months ended December 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2000. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 1999.

(2)  Inventories

     Inventories consisted of the following (in thousands):

                                              December 31,   September 30,
                                                  1999          1999

      Finished products                         $ 17,758       18,717
      Raw materials                                4,900        4,093
      Parts and supplies                           1,667          824
                                                $ 24,325       23,634

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

(4)  Acquisitions

     On June 1, 1999, the Company completed the acquisition of all of the common stock of Harper Brothers, Inc. and Commercial Testing, Inc. ("Harper") located in Ft. Myers, Florida for $87 million in cash. The purchase price is subject to certain post-closing adjustments
     related to working capital.   On July 2, 1999, the Company sold the
     fixed assets of Harper's highway and heavy construction operations
     for $13.1 million in cash.   The Company retained and collected the
     working capital of highway and heavy construction business.   The
     Company is subject to final judgment entered on October 13, 1999, by the United States District Court, Middle District of Florida, in an action brought by the United States, requiring the Company to divest itself of Harper's sand mine and the Company's quarry operations in
     Ft. Myers.   On December 3, 1999, the Company sold these assets for
     $34,300,000 in cash subject to certain adjustments and recorded a pre-tax gain on the sale of the Company's quarry operations of $17,006,000 which is included in other income.

     On June 11, 1999 the Company acquired all of the common stock of Custom, LTD for $5,800,000 in cash.

     These acquisitions were accounted for under purchase accounting with the purchase price allocated to the acquired assets and assumed
     liabilities based on estimated fair market values.   The allocations
     of purchase prices is subject to change based on final determination
     of purchase price and fair market value of the net assets.   The
     estimated fair market value of the assets acquired and liabilities assumed were considered to the best estimates as of the acquisition
     dates and may be adjusted as more information is obtained.   The
     assets of Harper that were sold were recorded at sales prices.   The
     excess of the purchase price over the fair market value of the assets acquired and liabilities assumed amounted to $37,904,000 and is being amortized over 20 to 30 years.

       The results of operations of these acquisitions since the date of acquisition are included in the consolidated results of operations of
     the Company.   If the Company had acquired these companies on October
     1, 1998, the proforma results of operation of the Company for the three months ended December 31, 1998 would have been:

                      Net sales               $149,435
                      Net income              $ 10,067
                      Earnings per share:
                        Basic                 $    .53
                        Diluted               $    .52

(5)  Business Segments

     The Company has identified three business segments, each of which is
     managed separately along product lines.   All the Company's
     operations are in the Southeastern and mid-Atlantic states. The Aggregates segment mines, processes and sells construction
     aggregates.   The Concrete  products segment produces and sells
     ready-mix concrete and other concrete products.   The Cement and
     Calcium products segment currently produces and sells calcium products to customers in Florida. In late December, the cement plant was completed and it began production.


     Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                                                  1999       1998
     Revenue
        Aggregates                              $ 58,539     52,215
        Concrete                                 106,466    100,149
        Cement and calcium                           977        795
        Intersegment sales                       (10,871)   (10,061)

        Total revenues                          $155,111    143,098

     Operating profit(a)
        Aggregates                                12,155     10,002
        Concrete products                         10,996     13,100
        Cement and calcium                          (371)        96
        Corporate overhead                        (3,970)    (3,987)
        Total operating profit                   $ 18,810     19,211

     Identifiable assets, at quarter end
        Aggregates                              $297,007    220,839
        Concrete                                 177,486    146,405
        Cement and calcium                       108,800     76,433
        Unallocated corporate assets              32,053     20,601
        Cash items                                 4,473      4,207
        Investments in affiliates                    262        217
        Total identifiable assets               $620,081    468,702

     (a)Operating profit is earnings before interest expense, interest income, other income and income taxes.

(6)  Supplemental Disclosures of Cash Flow Information

     Cash paid during the three months ended December 31, 1999 and 1998 for certain expense items are (in thousands):

                                              1999          1998
      Interest expense, net of
       amount capitalized                   $   481             4
      Income taxes                          $ 1,062         3,798

      The following schedule summarizes noncash investing and financing activities for the three months ended December 31, 1999 and 1998 (in thousands):



                                               1999          1998

       Additions to property, plant
        and equipment from:
          Exchanges                         $    49           407
          Using escrow cash included
            in other assets                 $     -         2,191

(7) The Company and its subsidiaries are subject to legal proceedings and claims arising out of their businesses that cover a wide range of matters. Additional information concerning these matters is presented in Note 15 to the consolidated financial statements included in the Company's 1999 Annual Report to stockholders and Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1999, and such information is incorporated herein by reference.

           MANAGEMENT'S DISCUSSION AND ANALYSIS
Operating Results

For the first quarter of fiscal 2000, ended December 31, 1999, consolidated net sales increased 8.4% to $155,111,000 from $143,098,000 in the same quarter last year. The increase in sales was primarily attributable to the acquisitions of Harper and Custom during June 1999 and to an increase in volume and average prices over last
year.   Harper and Custom contributed $6,519,000 to revenues for
fiscal 2000. Revenues for the first two months of fiscal 2000 and for the first quarter of fiscal 1999 include the revenues of the Ft. Myers quarry which was sold on December 3, 1999.

Gross profit increased 3.5% to $34,282,000 from $33,131,000 last year. The increase in gross profit was primarily attributed to higher sales levels. Expenses attributable to the start up of the cement plant reduced gross profit by $575,000 during the first quarter of fiscal 2000. Gross profit margin decreased to 22.1% from 23.2% last year primarily as a result of higher material costs, driver and fuel costs related to concrete sales and start up of the cement plant.

Selling, general and administrative expense increased 11.1% to $15,472,000 from $13,920,000 last year. Selling, general and administrative expense increased to 10.0% of sales from 9.7% last
year.   The increase was primarily attributable to higher depreciation expense, increased profit sharing expense, $330,000 of goodwill amortization related to the 1999 acquisitions and additional administrative costs associated with acquisitions. These increases were partially offset by a decrease of $1,030,000 in expense related to systems upgrades and Year 2000 costs.

Interest expense increased to $509,000 from $4,000 last year as a result of higher average debt outstanding and an increase in the average interest rate partially offset by an increase in the amount of
interest capitalized.   For the first quarter of fiscal 2000, interest
capitalized was $1,327,000 as compared to $516,000 last year.

As discussed in Note 3, the Company expensed during the first quarter of fiscal 1999 $4,214,000 in conjunction with interest rate hedge agreements.

Included in other income is a pre-tax gain of $17,006,000 recognized as a result of the sale of the Ft. Myers quarry, as discussed in Note 4.

Year 2000 Conversion.  The Company completed its Year 2000 program and
encountered no significant problems on January 1, 2000.   The costs
associated with the purchase and installation of the software and hardware has been or will be capitalized and amortized over the
estimated useful life of the software or hardware.   At December 31,
1999, approximately $9,698,000 had been capitalized.   Other costs
associated with the project such as selection, training and reengineering of the existing processes are being expensed as
incurred.   The Company has expensed $2,209,000 and $6,501,000 during
fiscal 1998 and fiscal 1999, respectively, and $420,000 during the first quarter of 2000 related to this project. Based on current information, the Company estimates that it will incur an additional $600,000 over the next three months as a result of the Year 2000 project of which approximately 50% will be capitalized.

Summary and Outlook.   Overall economic conditions are expected to
remain favorable for the industry and Company despite indications that
the economy and growth is likely to slow this year.   Demand for
construction aggregates and concrete products should remain high. Residential construction is predicted to level off or decline modestly in the Company's markets but should continue at healthy levels. Non-residential construction remains strong in Florida although there are indications of increased vacancy and reduced activity in some markets. There are indications that construction activity tied to public spending (TEA 21) for federal highways and infrastructure is
picking up.   In addition, the Mobility 2000 Initiative recently
announced by Florida Governor Jeb Bush would accelerate many projects on the Florida Intrastate Highway System and provide additional funding for highway construction.

As usual at this time of year, winter weather can adversely affect the
operating conditions in many of our markets.   The Company for the
past three years has enjoyed mild weather conditions during the second fiscal quarter in what typically has been a down quarter because of
harsh weather.     Based on the January weather in our Georgia and
mid-Atlantic markets, a harash winter pattern seems evident for the second fiscal quarter.

Based on current forecasts the Company's outlook is for continued growth and profitability.


Financial Condition

The Company continues to maintain its sound financial condition. Management believes that the funds obtained from internal generation and borrowings under existing and future credit facilities will be adequate to meet all planned capital and operating expenditures. The Company's $50 million 364 day credit facility matures May 26, 2000 and
at December 31, 1999 the entire $50 million was available.   In
addition, the $75 million revolving credit facility will convert to a term loan if not modified by the end of the Company's third quarter. At December 31, 1999, $70 million of the $75 million credit facility
was outstanding.   The Company is currently in the process of
evaluating and discussing its long-term credit needs with its bank group and anticipates it will complete the extension and/or modification of its credit facility during the third fiscal quarter.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1999 and such information is incorporated herein by reference.

Cement Plant.   The Company commenced the construction of the cement
plant near Newberry, Alachua County, Florida in March 1997 with an estimated cost of $100 million. Construction of the plant has been completed and production began late in December. The Company anticipates that the plant will be operating near capacity by the end
of the second quarter.   The Company received necessary zoning and
permit approvals from Alachua County and the Florida Department of Environmental Protection. Lawsuits pertaining to the appeal of the zoning and air permits issued for the plant were resolved in favor of the Company. A local Alachua County citizens' Clean Air referendum on the ballot for the November 3, 1998 general election which would have
been adverse to the Company was rejected.   On January 22, 1999, the
County Comissioners of Alachua County, Florida voted 3-2 to make the Company's cement plant comply with emissions standards submitted to the county in November 1994 on the Company's initial special-use
permit application.   The Company had revised its submission before
approval and issuance by Alachua County of the special-use permit to incorporate standards approximating those contained in the air permit
issued by the Florida Department of Environmental Protection.   The
new Alachua County action on its face requires the Company to comply with much stricter emission levels than approved by the Florida
Department of Environmental Protection.   The Company appealed the
action of the County in the Eighth Circuit Court in and for Alachua
County.   The Court has yet to render a decision.  If this Alachua
County action is enforced and upheld the Company does not believe it
could comply.   On January 25, 1999 the City Commissioners of
Newberry, Florida voted 4-0 to annex the Company's cement plant site
into the city.   The Company anticipates that future land use and
zoning matters relating to the cement plant will be under the jurisdiction of the City of Newberry, initially subject to Alachua County existing special-use permit zoning with such other conditions,
if any, as may be held to be valid and enforceable.   On January 25,
2000, the City of Newberry approved the rezoning. The annexation of the land into the town of Newberry has been challenged by an individual, though the Company is not a party to the litigation.

The Company will continue vigorously to defend its legal and constitutional rights.

Forward-Looking Statements.   Certain matters discussed in this report
contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially
from those indicated by such forward-looking statements.   These
forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources, competition 2000 and may be indicated by words or phrases such as "anticipate," "estimate," "plans," "project," "continuing," "ongoing," "expects," "management believes," "the Company believes," "the Company intends" and similar words or phrases. The following factors are among the principal factors that could cause actual results to differ materially from the forward-looking statements: availability and terms of financing; the weather; competition; levels of construction activity in the Company's markets; fuel costs; transportation costs; inflation; quality and quantities of the Company's aggregates reserves; and management's ability to determine appropriate sales mix, plant location and capacity utilization.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Note 12 to the consolidated financial statements included in the Company's 1999 Annual Report to stockholders, and Item 3 "Legal
Proceedings" of the Company's Form 10-K for fiscal 1999 are incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page 13 of this Form 10-Q.

(b) Reports on Form 8-K. During the three months ended December 31, 1999, no reports on Form 8-K were filed.



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 9, 2000                     FLORIDA ROCK INDUSTRIES, INC.


                                JAMES J. GILSTRAP
                                James J. Gilstrap
                                 Vice President, Treasurer
                                 and Chief Financial Officer


                                WALLACE A. PATZKE, JR.
                                Wallace A. Patzke, Jr.
                                   Vice President, Administration
                                 and Chief Accounting Officer

                FLORIDA ROCK INDUSTRIES, INC.
     FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1999

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

(3)(a)(5) Amendment to the Articles of Incorporation of Florida Rock Industries, Inc. filed with the
          Secretary of State of Florida on May 5, 1999.  File
          No. 1-7159.



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

(4)(e)         Rights Agreements, dated as of May 5, 1999 between the
               Company and First Union National Bank.   Previously,
               filed as Exhibit 4 to the Company's Form 8-K dated May 5, 1999. File No.1-7159.

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

(27)      Financial Date Schedule