Form 10-Q
period 2000-03-31
FLORIDA ROCK INDUSTRIES INC
filed 2000-05-10
CIK 37651

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark one)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2000: 18,531,259 shares of $.10 par value common stock.

                            FLORIDA ROCK INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                               March  31,      September 30,
                                                  2000             1999
ASSETS
Current assets:
 Cash and cash equivalents                     $    2,757            3,726
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $1,846 ($1,525 at September 30, 1999)            91,678           75,386
 Inventories                                       26,329           23,634
 Assets held for sale                                0           15,591
 Prepaid expenses and other                         3,882            4,128
  Total current assets                            124,646          122,465
Other assets                                       32,778           14,822
Goodwill at cost less accumulated amortization
  of $5,731 ($4,905 at September 30, 1999)         45,560           46,964
Property, plant and equipment, at cost:
 Land                                             144,038          139,678
 Plant and equipment                              583,830          498,944
 Construction in process                           49,097          110,555
                                                  776,965          749,177
 Less accumulated depreciation,
  depletion and amortization                      324,430          329,260
  Net property, plant and equipment               452,535          419,917
                                               $  655,519          604,168
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $   66,900           33,502
 Accounts payable                                  40,935           41,590
 Dividends payable                           1,851            1,890
 Accrued income taxes                               3,434              911
 Accrued payroll and benefits                      11,763           15,098
 Accrued insurance reserve                          4,157            2,493
 Accrued liabilities, other                         9,474            9,771
 Long-term debt due within one year                 1,027            2,311
  Total current liabilities                       139,541          107,566

Long-term debt                                    100,327           96,989
Deferred income taxes                              31,048           31,898
Accrued employee benefits                          14,700           14,019
Long-term accrued insurance reserves                7,188            7,188
Other accrued liabilities                           8,078            8,250
Stockholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 18,974,618 shares issued       1,897            1,897
 Capital in excess of par value                    18,187           18,249
 Retained earnings                                349,452          321,832
 Less cost of treasury stock, 443,359
  shares (109,228 shares at September, 1999)      (14,899)          (3,720)
  Total stockholders' equity                      354,637          338,258
                                               $  655,519          604,168
See accompanying notes.

                       FLORIDA ROCK INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  (In thousands except per share amounts)
                                (Unaudited)



                                        Three Months ended    Six Months ended
                                            March 31,            March 31,
                                         2000       1999       2000     1999


Net sales                               $151,768   134,104   306,879   277,202
Cost of sales                            121,373   105,741   242,202   215,708

Gross profit                              30,395    28,363    64,677    61,494

Selling, general and administrative expense:
 Selling, general and administrative      15,488    13,479    30,540    25,949
 System upgrades/Year 2000 costs             730     1,945     1,150     3,395
   Total selling, general and
     administrative                       16,218    15,424    31,690    29,344


Operating profit                          14,177    12,939    32,987    32,150

Interest expense                          (2,331)       (4)   (2,840)       (8)
Interest income                              180       103       203       230
Settlement of interest rate hedge
  agreements                                   -         -         -    (4,214)
Other income, net                            803     1,926    18,012     2,360

Income before income taxes                12,829    14,964    48,362    30,518
Provision for income taxes                 4,515     5,264    17,020    10,739

Net income                              $  8,314     9,700    31,342    19,779

Earnings per share:
 Basic                                      $.45       .51      1.68      1.05
 Diluted                                    $.44       .50      1.65      1.03

Cash dividends per common share            $ .10         -       .20      .125

Weighted average shares used
in computing earnings per share:
 Basic                                    18,514    18,844    18,634    18,853
 Diluted                                  18,889    19,224    19,005    19,221


See accompanying notes.

                       FLORIDA ROCK INDUSTRIES, INC.
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                              (In thousands)
                                (Unaudited)

                                                    2000             1999
Cash flows from operating activities:
  Net income                                          $31,342           19,779
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization           23,189           18,011
    Net changes in operating assets and
     liabilities excluding working capital acquired:
     Accounts receivable                              (16,291)          (1,628)
     Inventories                                       (2,438)           1,633
     Prepaid expenses and other                        (1,510)             787
     Accounts payable and accrued liabilities           1,074           (5,717)
    Increase in deferred income taxes                    (752)           1,033
    Gain on disposition of property, plant and
     equipment and assets held for sale, net          (17,956)          (1,723)
    Other, net                                            (20)               9

 Net cash provided by operating activities             16,638           32,184

Cash flows from investing activities:
  Purchase of property, plant and equipment           (52,008)         (54,851)
  Proceeds from the sale of property, plant and
   equipment                                              741            3,325
  Additions to other assets                           (20,619)          (2,065)
  Proceeds from the disposition of other assets        34,300                -
  Collections of notes receivable                          11               24

Net cash used in investing activities                 (37,575)         (53,567)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt               2,787                -
  Net increase short-term debt                         33,398           25,400
  Repayment of long-term debt                          (1,214)          (1,850)
  Payment of dividends                                 (3,762)          (2,357)
  Exercise of employee stock options                      701            1,241
  Repurchase of Company stock                         (11,942)          (3,086)

Net cash provided by financing activities              19,968           19,348

Net increase(decrease) in cash and cash equivalents      (969)          (2,035)
Cash and cash equivalents at beginning of year          3,726            4,457

Cash and cash equivalents at end of period            $ 2,757            2,422


See accompanying notes.

                       FLORIDA ROCK INDUSTRIES, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               MARCH 31, 1999
                                (Unaudited)

(1)  Basis of Presentation

     The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three and six months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2000. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 1999.

(2)  Inventories

     Inventories consisted of the following (in thousands):

                                                March 31,   September 30,
                                                  2000          1999

      Finished products                         $ 16,554       18,717
      Raw materials                                7,903        4,093
      Parts and supplies                           1,872          824
                                                $ 26,329       23,634

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

(4)  Acquisitions

     On June 1, 1999, the Company completed the acquisition of all of the common stock of Harper Brothers, Inc. and Commercial Testing, Inc. ("Harper") located in Ft. Myers, Florida for $87 million in cash.
     The purchase price is subject to certain post-closing adjustments
     related to working capital.   On July 2, 1999, the Company sold the
     fixed assets of Harper's highway and heavy construction operations
     for $13.1 million in cash.   The Company retained and collected the
     working capital of the highway and heavy construction business.   The
     Company is subject to final judgment entered on October 13, 1999, by the United States District Court, Middle District of Florida, in an action brought by the United States, requiring the Company to divest itself of Harper's sand mine and the Company's quarry operations in
     Ft. Myers.   On December 3, 1999, the Company sold these assets for
     $34,300,000 in cash subject to certain adjustments and recorded a pre-tax gain on the sale of the Company's quarry operations of $17,406,000 which is included in other income.

     On June 11, 1999 the Company acquired all of the common stock of Custom, LTD for $5,800,000 in cash.

     These acquisitions were accounted for under purchase accounting with the purchase price allocated to the acquired assets and assumed
     liabilities based on estimated fair market values.   The allocations
     of purchase prices is subject to change based on final determination
     of purchase price and fair market value of the net assets.   The
     estimated fair market value of the assets acquired and liabilities assumed were considered to be the best estimates as of the acquisition dates and may be adjusted as more information is
     obtained.   The assets of Harper that were sold were recorded at
     sales prices.   The excess of the purchase price over the fair market
     value of the assets acquired and liabilities assumed amounted to $37,816,000 and is being amortized over 20 to 30 years.

                              The results of operations of these
     acquisitions since the date of acquisition are included in the
     consolidated results of operations of the Company.   If the Company
     had acquired these companies on October 1, 1998, the proforma results of operation of the Company for the three months and six months ended March 31, 1999 would have been:

                                   Three Months ended    Six Months ended
                                       March 31,             March 31,
                                         1999                  1999

                Net sales               $140,413       289,553
                Net income              $ 10,337        20,402
                Earnings per share:
                  Basic                 $    .55          1.08
                  Diluted               $    .54          1.06



(5)  Business Segments

     The Company has identified three business segments, each of which is
     managed separately along product lines.   All the Company's
     operations are in the Southeastern and mid-Atlantic states. The Aggregates segment mines, processes and sells construction
     aggregates.   The Concrete  products segment produces and sells
     ready-mix concrete and other concrete products.   The Cement and
     Calcium products segment currently produces and sells calcium products to customers in Florida. In late December 1999, the cement plant was completed and it began production.


     Operating results and certain other financial data for the Company's business segments are as follows (in thousands):


                                 Three Months ended     Six Months ended
                                    March 31,             March 31,
                                 2000         1999      2000       1999
     Revenue
        Aggregates             $ 54,319       48,122     112,858  100,337
        Concrete                108,135       94,013     214,601  194,162
        Cement and calcium        3,393          877       4,370    1,672
        Intersegment sales      (14,079)     ( 8,908)    (24,950) (18,969)
        Total revenues         $151,768      134,104     306,879  277,202

      Operating profit(a)
        Aggregates             $  9,048        8,311      21,203   18,313
        Concrete products         9,914        9,646      20,910   22,746
        Cement and calcium         (359)         101        (730)     197
        Corporate overhead       (4,426)      (5,119)     (8,396)  (9,106)
        Total operating profit $ 14,177       12,939      32,987   32,150

      Identifiable assets, at
         quarter end
        Aggregates                                       298,546  224,986
        Concrete                                         191,787  149,821
        Cement and calcium                               116,727   87,138
        Unallocated corporate
         assets                                           37,545   21,867
        Cash items                                         2,957    2,422
        Investments in
         affiliates                                        7,957      218
        Total identifiable
         assets                                          655,519  486,452

     (a)Operating profit is earnings before interest expense, interest income, other income and income taxes.





(6)  Supplemental Disclosures of Cash Flow Information

     Cash paid during the six months ended March 31, 2000 and 1999 for certain expense items are (in thousands):

                                              2000          1999
      Interest expense, net of
       amount capitalized                   $ 2,664             8
      Income taxes                          $15,078        13,518

      The following schedule summarizes noncash investing and financing activities for the six months ended March 31, 2000 and 1999
      (in thousands):
                                              2000          1999

       Additions to property, plant
        and equipment from:
          Exchanges                         $    59           472
          Issuance of debt                      480        -
          Using escrow cash included
            in other assets                 $ 2,366         4,959

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Operating Results

For the second quarter of fiscal 2000, ended March 31, 2000, consolidated net sales increased 13.2% to $151,768,000 from $134,104,000 in the same quarter last year. For the six months of fiscal 2000, consolidated net sales increased 10.7% to $306,879,000 from $277,202,000 last year. The increase in sales was primarily attributable to higher volumes and favorable year over year pricing trends in major product
lines.   In addition, revenues from acquisitions, net of divestures
accounted for a portion of the increase.   Strong construction activity
in both the private and public sector continues to generate a high level of demand and favorable market conditions.

Gross profit for the second quarter increased 7.2% to $30,395,000 from $28,363,000 last year. For the first six months of 2000, gross profit increased 5.2% to $64,677,000 from $61,494,000 last year. The increase in gross profit was primarily attributed to higher sales levels and modest price increases. Gross profit margin for the second quarter decreased to 20.0% from 21.2% and for the six months decreased to 21.1% from 22.2% last year primarily as a result of higher material, driver and fuel costs related to concrete operations and an increase in quarry fuel maintenance and repair expenses as compared to last year. Because of the delay in delivering the new cement plant into service, certain startup costs anticipated to occur in the first quarter were incurred
in the second quarter of 2000.   Expenses attributable to the startup
of the cement plant negatively impacted gross profit by approximately $402,000 for the second quarter and $1,204,000 for the six months.

Selling, general and administrative expense excluding system upgrades increased 14.9% for the second quarter and 17.7% for the six months.
The increase was primarily attributable to the increase in sales, higher depreciation, amortization of goodwill and additional administrative costs associated with the Company's acquisitions. Selling, general and administrative expense excluding system upgrades for the second quarter increased to 10.2% of sales from 10.0% last year and for the six months increased to 10.0% from 9.4% last year. System upgrades/Year 2000 costs totaled $730,000 and $1,150,000 for the second quarter and for the six
months of 2000, respectively.   These costs were $1,945,000 for the
second quarter and $3,395,000 for six months of 1999.

Interest expense for the second quarter increased to $2,331,000 from $4,000 due to increased borrowing, an increase in the average interest rate and a decrease in the amount of interest capitalized. For the six months interest expense increased to $2,840,000 from $8,000 last year due primarily to increased borrowing and an increase in the average interest rate. For the second quarter of fiscal 2000, interest capitalized was $18,000 versus $713,000 last year. For the six months of 2000, interest capitalized was $1,345,000 versus $1,229,000 last year.

As discussed in Note 4, the Company expensed during the first quarter of fiscal 1999 $4,214,000 in conjunction with interest rate hedge agreements. Included in other income for first six months of 1999 is $805,000 of income from a settlement of a class action lawsuit and
$1,177,000 from the gain on the sale of real estate.   Included in other
income for the first six months of 2000 is $17,406,000 as a result of the sale of the Ft. Myers quarry as discussed in Note 4.

Year 2000 Conversion.  The Company completed its Year 2000 program and
encountered no significant problems on January 1, 2000.   The costs
associated with the purchase and installation of the software and hardware has been or will be capitalized and amortized over the
estimated useful life of the software or hardware.   At March 31, 2000,
approximately $9,698,000 had been capitalized.   Other costs associated
with the project such as selection, training and reengineering of the
existing processes are being expensed as incurred.   The Company has
expensed $730,000 and $1,945,000 during second quarter of 2000 and 1999, respectively, and $1,150,000 and $3,395,000 during the six months of 2000 and 1999, respectively related to this project.

Summary and Outlook. The Company remains confident in its business outlook for the remainder of the year despite indications economic
growth is likely to ease in the second half of the year.   Construction
activity and demand for residential and nonresidential real estate remains at high levels in the Company's market, although slowdown is
evident in some markets.   Any sustained decline in housing is likely
to be buffered by an increase in public spending which should become more evident during the second half of the year as the construction
associated with TEA-21 funding is realized.   The new cement plant is
expected to make a positive contribution to earnings in the last half
of the year.   The Company anticipates another strong and record year.

Financial Condition

The Company continues to maintain its sound financial condition and relies upon internally generated cash flow as well access to funds available under existing credit facilities to meet its liquidity requirements and fund its operations and capital requirements. The Company is currently in the process of extending and expanding its credit facilities and anticipates this will be completed by the end of the Company's fiscal third quarter. Currently, the Company's $50 million 364 day credit facility matures May 26, 2000 and will be
extended to coincide with the closing of the new facility.   At March
31, 2000 $25 million was outstanding under the 364 day facility.   In
addition, the $75 million revolving credit facility will convert to a term loan if not modified by June 30, 2000. At March 31, 2000, the total $75 million credit facility was outstanding.

Based on current expectations, management believes that its internally generated cash flow and access to existing and planned credit facilities are sufficient to meet the liquidity requirements necessary to fund operations, capital requirements, debt service and future dividend
payments.   It may be necessary to obtain additional levels of financing in the event opportunities arise for the Company to make a strategic acquisition.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1999 and such information is incorporated herein by reference.

Cement Plant. The Company commenced the construction of the cement plant near Newberry, Alachua County, Florida in March 1997 with a cost of approximately $100 million plus capitalized interest. Construction of the plant has been completed and production began late in December. The plant was operating near capacity by the end of the second quarter. The Company received necessary zoning and permit approvals from Alachua County and the Florida Department of Environmental Protection. Lawsuits pertaining to the appeal of the zoning and air permits issued for the plant were resolved in favor of the Company. A local Alachua County citizens' Clean Air referendum on the ballot for the November 3, 1998 general election which would have been adverse to the Company was
rejected.   On January 22, 1999, the County Commissioners of Alachua
County, Florida voted 3-2 to make the Company's cement plant comply with emissions standards submitted to the county in November 1994 on the
Company's initial special-use permit application.   The Company had
revised its submission before approval and issuance by Alachua County of the special-use permit to incorporate standards approximating those contained in the air permit issued by the Florida Department of
Environmental Protection.   The new Alachua County action on its face
requires the Company to comply with much stricter emission levels than
approved by the Florida Department of Environmental Protection.   The
Company appealed the action of the County in the Eighth Circuit Court
in and for Alachua County.   On February 29,2000 the Court ruled in
favor of the Company. On January 25, 1999 the City Commissioners of Newberry, Florida voted 4-0 to annex the Company's cement plant site
into the city.   The Company anticipates that future land use and zoning
matters relating to the cement plant will be under the jurisdiction of the City of Newberry, initially subject to Alachua County existing special-use permit zoning with such other conditions, if any, as may be
held to be valid and enforceable.   On January 25, 2000, the City of
Newberry approved the rezoning. The annexation of the land into the town of Newberry has been challenged by an individual, though the Company is not a party to the litigation.

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

 QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the disclosure made in the Form 10-K for the fiscal year ended September 30, 1999 on this matter.

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Note 12 to the consolidated financial statements included in the Company's 1999 Annual Report to stockholders, and Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1999 are incorporated herein by reference.




Item 4.  Submission of Matters to a Vote of Security Holders

On February 2, 2000, the Company held its annual shareholders meeting.   At the
meeting, the stockholders elected the following directors by the vote shown.

                     Term       Votes         Votes        Broker/
                     Ending     For           Withheld     Non-Votes
Edward L. Baker       2003      15,842,469    1,374,013       -
Francis X. Knott      2003      15,840,464    1,376,018       -
Radford D. Lovett     2003      15,841,744    1,374,738       -

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page 14 of this Form 10-Q.

(b) Reports on Form 8-K. During the three months ended March 31, 2000,no reports on Form 8-K were filed.




                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2000                              FLORIDA ROCK INDUSTRIES, INC.



                                    James J. Gilstrap
                                      Vice President, Treasurer
                                      and Chief Financial Officer




                                     Wallace A. Patzke, Jr.
                                       Vice President, Administration
                                       and Chief Accounting Officer

                     FLORIDA ROCK INDUSTRIES, INC.
          FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

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