Form 10-Q
period 2000-06-30
FLORIDA ROCK INDUSTRIES INC
filed 2000-08-09
CIK 37651

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark one)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2000: 18,554,459 shares of $.10 par value common stock.

                            FLORIDA ROCK INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                                June 30,       September 30,
                                                  2000             1999
ASSETS
Current assets:
 Cash and cash equivalents                     $    3,170            3,726
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $1,974 ($1,525 at September 30, 1999)            90,451           75,386
 Inventories                                       31,592           23,634
 Assets held for sale                                0           15,591
 Prepaid expenses and other                         4,214            4,128
  Total current assets                            129,427          122,465
Other assets                                       27,793           14,822
Goodwill at cost less accumulated amortization
  of $6,159 ($4,905 at September 30, 1999)         50,131           46,964
Property, plant and equipment, at cost:
 Land                                             144,427          139,678
 Plant and equipment                              644,880          498,944
 Construction in process                           50,069          110,555
                                                  839,376          749,177
 Less accumulated depreciation,
  depletion and amortization                      355,100          329,260
  Net property, plant and equipment               484,276          419,917
                                               $  691,627          604,168
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $   30,800           33,502
 Accounts payable                                  34,541           41,590
 Dividends payable                           1,853            1,890
 Accrued income taxes                               4,423              911
 Accrued payroll and benefits                      15,880           15,098
 Accrued insurance reserve                          4,415            2,493
 Accrued liabilities, other                         9,570            9,771
 Long-term debt due within one year                 1,027            2,311
  Total current liabilities                       102,509          107,566

Long-term debt                                    153,395           96,989
Deferred income taxes                              34,594           31,898
Accrued employee benefits                          15,009           14,019
Long-term accrued insurance reserves                7,188            7,188
Other accrued liabilities                           8,152            8,250
Stockholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 18,974,618 shares issued       1,897            1,897
 Capital in excess of par value                    17,708           18,249
 Retained earnings                                365,178          321,832
 Less cost of treasury stock, 420,159
  shares (109,228 shares at September, 1999)      (14,003)          (3,720)
  Total stockholders' equity                      370,780          338,258
                                               $  691,627          604,168
See accompanying notes.

                       FLORIDA ROCK INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  (In thousands except per share amounts)
                                (Unaudited)



                                        Three Months ended   Nine Months ended
                                             June 30,             June 30,
                                         2000       1999       2000     1999


Net sales                               $170,868   152,257   477,747   429,459
Cost of sales                            125,537   115,851   367,739   331,559

Gross profit                              45,331    36,406   110,008    97,900

Selling, general and administrative expense:
 Selling, general and administrative      17,154    13,712    47,694    39,661
 System upgrades/Year 2000 costs               -     1,143     1,150     4,538
   Total selling, general and
     administrative                       17,154    14,855    48,844    44,199


Operating profit                          28,177    21,551    61,164    53,701

Interest expense                          (2,554)     (300)   (5,394)     (308)
Interest income                              107        53       310       283
Settlement of interest rate hedge
  agreements                                   -         -         -    (4,214)
Other income, net                          1,407        93    19,419     2,453

Income before income taxes                27,137    21,397    75,499    51,915
Provision for income taxes                 9,559     7,534    26,579    18,273

Net income                              $ 17,578    13,863    48,920    33,642

Earnings per share:
 Basic                                      $.95       .74      2.63      1.78
 Diluted                                    $.93       .72      2.58      1.75

Cash dividends per common share            $ .10      .125       .30       .25

Weighted average shares used
in computing earnings per share:
 Basic                                    18,539    18,838    18,602    18,849
 Diluted                                  18,911    19,290    18,975    19,263


See accompanying notes.

                       FLORIDA ROCK INDUSTRIES, INC.
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                              (In thousands)
                                (Unaudited)

                                                    2000             1999
Cash flows from operating activities:
  Net income                                          $48,920           33,642
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization           36,657           27,546
    Net changes in operating assets and
     liabilities excluding working capital acquired:
     Accounts receivable                              (11,724)          (3,555)
     Inventories                                       (5,807)           2,259
     Prepaid expenses and other                        (1,843)             655
     Accounts payable and accrued liabilities             489              (27)
    Increase in deferred income taxes                   2,796              832
    Gain on disposition of property, plant and
     equipment and assets held for sale, net          (18,898)          (2,061)
    Other, net                                            553              532

 Net cash provided by operating activities             51,143           59,823

Cash flows from investing activities:
  Purchase of property, plant and equipment           (80,644)         (78,921)
  Proceeds from the sale of property, plant and
   equipment                                            3,839            3,705
  Additions to other assets                           (14,311)          (3,485)
  Business acquisitions, net of cash acquired         (29,870)         (90,531)
  Proceeds from the disposition of other assets        33,766                -
  Collections of notes receivable                          16               51

Net cash used in investing activities                 (87,204)        (169,181)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt             133,736           75,000
  Net increase (decrease) short-term debt              (2,702)          40,629
  Repayment of long-term debt                         (79,094)          (3,066)
  Payment of dividends                                 (5,611)          (2,357)
  Exercise of employee stock options                    1,273            3,278
  Repurchase of Company stock                         (12,097)          (4,029)

Net cash provided by financing activities              35,505          109,455

Net increase(decrease) in cash and cash equivalents      (556)              97
Cash and cash equivalents at beginning of year          3,726            4,457

Cash and cash equivalents at end of period            $ 3,170            4,554


See accompanying notes.

                       FLORIDA ROCK INDUSTRIES, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                JUNE 30, 2000
                                (Unaudited)

(1)  Basis of Presentation

     The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three and nine months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2000. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 1999.

(2)  Inventories

     Inventories consisted of the following (in thousands):

                                                 June 30,   September 30,
                                                  2000          1999

      Finished products                         $ 21,333       18,717
      Raw materials                                5,448        4,093
      Work in progress                             1,720            -
      Parts and supplies                           3,091          824
                                                $ 31,592       23,634

(3)  Debt

On June 28, 2000, the Company entered into a new $200,000,000 revolving credit facility, which is syndicated through a group of five
commercial banks.   The credit facility consists of a five-year
unsecured revolving credit agreement that expires on June 28, 2005.
Interest is payable at market rates plus applicable margins.   A
commitment fee is paid on the unused portion of the total credit.   At
June 30, 2000, $125,000,000 was outstanding under the credit agreement and classified as long-term debt.

The credit agreement contains financial covenants requiring the Company to maintain certain debt to total capitalization and interest
coverage ratios.   In addition, the convenants restrict the Company's
activities regarding investments, leasing and borrowing and payment of
dividends.   At June 30, 2000, the Company was in compliance with all
covenants contained in the credit agreement.


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

(5)  Acquisitions

     On June 1, 1999, the Company completed the acquisition of all of the common stock of Harper Brothers, Inc. and Commercial Testing, Inc. ("Harper") located in Ft. Myers, Florida for $87 million in cash. On July 2, 1999, the Company sold the fixed assets of Harper's highway
     and heavy construction operations for $13.1 million in cash.   The
     Company retained and collected the working capital of the highway and
     heavy construction business.   The Company is subject to final
     judgment entered on October 13, 1999, by the United States District Court, Middle District of Florida, in an action brought by the United States, requiring the Company to divest itself of Harper's sand mine
     and the Company's quarry operations in Ft. Myers.   On December 3,
     1999, the Company sold these assets for $33,766,000 in cash and recorded a pre-tax gain on the sale of the Company's quarry operations of $17,406,000 which is included in other income.

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




The results of operations of these acquisitions since the date of acquisition are included in the consolidated results of operations of
the Company.   If the Company had acquired these companies on October
1, 1998, the proforma results of operation of the Company for the three months and nine months ended June 30, 1999 would have been:

                                   Three Months ended   Nine Months ended
                                        June 30,             June 30,
                                         1999                  1999

                Net sales               $158,182       447,984
                Net income              $ 14,048        34,449
                Earnings per share:
                  Basic                 $    .75          1.83
                  Diluted               $    .73          1.74


On June 9, 2000, the Company completed the purchase of the concrete, block and sand operations of privately held Southern Concrete Construction Company located in Albany, Georgia for $24.7 million in
cash.   The transaction includes the acquisition of eleven ready-mix concrete plants in southwest Georgia and one in Tallahassee, Florida, two concrete block plants and two sand mines in southwest Georgia.
The purchase was accounted for under the purchase accounting with the purchase price allocated to the acquired assets and assumed
liabilities based on estimated fair market values.   The excess of the
purchase price over the fair market value of the assets acquired and liabilities assumed amounted to $5,000,000 and is being amortized over
10 to 20 years.   The results of operations of this acquisition since
June 9, 2000 are included in the consolidated results of operations of the Company. The effect on the Company's results of operations for the three months and nine months ended June 30, 2000, was not material and as a result no proforma information is provided.

(6)  Business Segments

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













Operating results and certain other financial data for Company's business segments are as follows (in thousands):


                                 Three Months ended     Nine Months ended
                                     June 30,             June 30,
                                2000         1999       2000       1999
     Revenue
        Aggregates             $ 62,548       56,220     175,406  156,557
        Concrete                119,026      104,905     333,627  299,067
        Cement and calcium        9,120          950      13,490    2,622
        Intersegment sales      (19,826)     ( 9,818)    (44,776) (28,787)
        Total revenues         $170,868      152,257     477,747  429,459

      Operating profit(a)
        Aggregates             $ 17,412       12,336      38,615   30,649
        Concrete products        13,205       13,531      34,115   36,277
        Cement and calcium        1,793           52       1,063      249
        Corporate overhead       (4,233)      (4,368)    (12,629) (13,474)
        Total operating profit $ 28,177       21,551      61,164   53,701

      Identifiable assets, at
         quarter end
        Aggregates                                       302,699  315,711
        Concrete                                         223,647  159,957
        Cement and calcium                               117,357   95,969
        Unallocated corporate
         assets                                           36,687   24,933
        Cash items                                         3,170    4,554
        Investments in
         affiliates                                        8,067    1,062
        Total identifiable
         assets                                          691,627  602,186

     (a)Operating profit is earnings before interest expense, interest income, other income and income taxes.


(7)  Supplemental Disclosures of Cash Flow Information

     Cash paid during the nine months ended June 30, 2000 and 1999 for certain expense items are (in thousands):

                                              2000          1999
      Interest expense, net of
       amount capitalized                   $ 5,665             8
      Income taxes                          $19,878        13,518







      The following schedule summarizes noncash investing and financing activities for the nine months ended June 30, 2000 and 1999
      (in thousands):
                                              2000          1999

       Additions to property, plant
        and equipment from:
          Exchanges                         $    55           472
          Issuance of debt                      480        -
          Using escrow cash included
            in other assets                 $   822         4,959

(8)  Legal Proceedings

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Operating Results

For the third quarter of fiscal 2000, ended June 30, 2000, consolidated net sales increased 12.2% to $170,868,000 from $152,257,000 in the same quarter last year. For the nine months of fiscal 2000, consolidated net sales increased 11.2% to $477,747,000 from $429,459,000 last year. The increase in sales was primarily attributable to higher volumes and
favorable year over year pricing trends in major product lines.   In
addition, revenues from acquisitions, net of divestures, accounted for
a portion of the increase.   Strong construction activity in both the
private and public sector continues to generate a high level of demand and favorable market conditions in the Company's markets.

Gross profit for the third quarter increased 24.5% to $45,331,000 from $36,406,000 last year. For the first nine months of 2000, gross profit increased 12.4% to $110,008,000 from $97,900,000 last year. The increase in gross profit was primarily attributed to higher sales levels and modest price increases despite increasing fuel costs and higher costs related to concrete sales. Gross profit margin for the third quarter increased to 26.5% from 23.9% and for the nine months increased to 23.0% from 22.8% last year.

Selling, general and administrative expense excluding system upgrades increased 25.1% for the third quarter and 20.3% for the nine months.
The increase was primarily attributable to increased profit sharing expense that is linked to profitability, higher depreciation, amortization of goodwill and additional administrative costs associated with the Company's acquisitions. Selling, general and administrative expense excluding system upgrades for the third quarter increased to 10.0% of sales from 9.0% last year and for the nine months increased to 10.0% from 9.2% last year. System upgrades/Year 2000 costs totaled $1,150,000 for the nine months of 2000. These costs were $1,143,000 for the third quarter and $4,538,000 for nine months of 1999.

Interest expense for the third quarter increased to $2,554,000 from $300,000 and for the nine months increased to $5,394,000 from $308,000 last year. These increases were due primarily to increased borrowing as a result of capital expenditures and acquisitions, an increase in the average interest rate and a decrease in the amount of interest capitalized. For the third quarter of fiscal 2000, no interest was capitalized versus $864,000 last year. For the nine months of 2000, interest capitalized was $1,327,000 versus $2,093,000 last year.

As discussed in Note 4, the Company expensed during the first quarter of fiscal 1999 $4,214,000 in conjunction with interest rate hedge
agreements.   Other income for the third quarter of 2000 was $1,407,000
as compared to $93,000 last year.   The third quarter of 2000 includes
income of $868,000 on the sale of real estate.   Other income for the
nine months of 2000 was $19,419,000 as compared to $2,453,000. Included in other income for the first nine months of 2000 is $17,406,000 as a result of the sale of the Ft. Myers quarry as discussed in Note 4 and $868,000 from the sale of real estate. For the nine months of 1999 other income included $1,177,000 from the sale of real estate and $805,000 of income from a settlement of a class action lawsuit.

Summary and Outlook. Despite evidence of a slowing economy and leveling or slight decline in residential construction, demand continues to be
healthy across all the company's markets.   The Senate and House have
now passed versions of the transportation bill for fiscal 2001, which
increases highway spending by 7%.   Absent adverse weather conditions
or significant deterioration in current economic conditions, the Company should continue to benefit from positive pricing for aggregates and strong demand for all core product lines for the remainder of the year. While the cement plant is currently performing below maximum expectations because of start up, cement sales are expected to continue to make an improved contribution to earnings in the coming quarter.

Financial Condition

The Company continues to maintain its sound financial condition and relies upon internally generated cash flow as well as access to funds available under existing credit facilities to meet its liquidity requirements and fund its operations and capital requirements. On June 28, 2000, the Company entered into a $200 million five year credit
agreement (see Note 3).   This credit facility replace a $75 million
credit facility and $50 million 364 day credit facility.   At June 30,
2000, $125 million was outstanding under the new credit facility.

Based on current expectations, management believes that its internally generated cash flow and access to existing credit facilities are sufficient to meet the liquidity requirements necessary to fund operations, capital requirements, debt service and future dividend
payments.   It may be necessary to obtain additional levels of financing in the event opportunities arise for the Company to make a strategic acquisition.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 1999 and such information is incorporated herein by reference.

Cement Plant.   Construction of the plant has been completed and
production began in the first half of the fiscal year.  The plant is
capable of running and producing 100% of its permitted capacity.   See
the Company's Form 10-K for fiscal 1999 and Form 10-Q for the quarter ended March 31, 2000 for a history of zoning, environmental and permitting matters.

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

(b) Reports on Form 8-K. During the three months ended June 30, 2000, no reports on Form 8-K were filed.

                                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2000                           FLORIDA ROCK INDUSTRIES, INC.


                                    JAMES J. GILSTRAP
                                    James J. Gilstrap
                                      Vice President, Treasurer
                                      and Chief Financial Officer



                                     WALLACE A. PATZKE, JR.
                                     Wallace A. Patzke, Jr.
                                       Vice President, Administration
                                       and Chief Accounting Officer

                     FLORIDA ROCK INDUSTRIES, INC.
          FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

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

(3)(a)(2) Amendment to the Articles of Incorporation of Florida Rock Industries, Inc. filed with the Secretary of the State of Florida on February 19, 1992. Previously filed with Form 10-K for the fiscal year ended
               September 30, 1993.  File No. 1-7159.

(3)(a)(3) Amendments to the Articles of Incorporation of Florida Rock Industries, Inc. filed with the
               Secretary of the State of Florida on February 7,
               1995. Previously filed as appendix to the Company's Proxy Statement dated December 15, 1994.

(3)(a)(4) Amendment to the Articles of Incorporation of
          Florida Rock Industries, Inc. filed with the
          Secretary of the State of Florida on February 4,
          1998.  Previously filed with Form 10-Q for the
          quarter ended March 31, 1998.   File No. 1-7159.

(3)(a)(5) Amendment to the Articles of Incorporation of Florida Rock Industries, Inc. filed with the
          Secretary of the State of Florida on May 5, 1999.
          File No. 1-7159.


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

(4)(b)(1) Credit Agreement dated as of June 28, 2000 among
          Florida Rock Industries, Inc.; First Union National
          Bank; Bank of America, N.A.; SunTrust Bank; and
          First Union Securities, Inc.

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