Form 10-K
period 2000-09-30
FLORIDA ROCK INDUSTRIES INC
filed 2000-12-15
CIK 37651

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-K

(Mark one)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended September 30, 2000
                                    OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

At December 1, 2000 the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $461,011,896. At such date there were 18,577,567 shares of the registrant's Common Stock outstanding.
                 Documents Incorporated by Reference

Portions of the Florida Rock Industries, Inc. 2000 Annual Report to Stockholders are incorporated by reference in Parts I, II, III and IV.

Portions of the Florida Rock Industries, Inc. Proxy Statement dated December 20, 2000 are incorporated by reference into Parts I and III.


                                  PART I
Item 1.  BUSINESS.

Florida Rock Industries, Inc., which was incorporated in Florida in 1945, and its subsidiaries (the "Company"), are principally engaged in the production and sale of ready mixed concrete and the mining, processing and sale of sand, gravel and crushed stone ("construction aggregates"). The Company also produces and sells concrete block, prestressed concrete and calcium products and sells other building materials. During fiscal 2000, the Company completed construction of a Portland Cement plant which produces and sells portland and masonry cement. Substantially all of the Company's operations are conducted within the Southeastern United States, primarily in Florida, Georgia, Virginia, Maryland, Washington, D.C. and North Carolina. The Company also as an investment in a stone quarry and a sand and gravel plant in Charlotte County, New Brunswick, Canada.

Information as to the Company's business and new developments is presented under the caption "Operating Review" on pages 4 and 5 of the accompanying 2000 Annual Report to Stockholders and such information is incorporated herein by reference. Information concerning the Company's recently completed cement plant is presented on page 9 under the caption "Cement Plant" and on page 4 under the caption "Cement" in the accompanying 2000 Annual Report to Stockholders and such information is incorporated herein by reference.

Information as to Company's business segments is presented in Note 13 of the Notes to Consolidated Financial Statements in accompanying 2000 Annual Report to Stockholders and such information is incorporated herein by reference.

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

The Company operates seven crushed stone plants, nine sand plants and one industrial sand plant in Florida. It operates six crushed stone plants in Georgia; two sand and gravel plants and two crushed stone plants in Maryland; and two crushed stone plants and two sand and gravel plants in Virginia. The Company also operates aggregates distribution terminals in Central and Northern Florida; Northern Virginia; Norfolk/Virginia Beach, Virginia; Baltimore, Maryland; the Eastern Shore of Maryland and Washington, D.C. The Company sells construction aggregates throughout most of Florida with the principal exception of the panhandle. In Georgia, the Company primarily serves the regional construction markets around Griffin, Macon, Rome and the southern and western portions of the Atlanta market. The Rome quarry also sells crushed limestone to a cement mill. In Virginia the Company primarily serves the Richmond, Norfolk/Virginia Beach, Williamsburg and Northern Virginia markets. In Maryland, the principal markets served are the greater Baltimore area, Frederick and Montgomery Counties and the Eastern Shore of Maryland from waterfront distribution yards. In Florida and Georgia shipments are made by
rail and truck.   In Virginia and Maryland the Company primarily serves the
regional construction markets around Richmond, Virginia and the greater Baltimore area by truck; and the Company's marine division ships materials by barge throughout the Chesapeake Bay area, along the James River between Richmond and Norfolk/Virginia Beach and as far north as Woodbridge, Virginia on the Potomac River and Washington D. C. on the Anacostia River. Our joint venture sells products the from Canadian operations in New York, South Carolina, Georgia, Florida, the Caribbean and Argentina.

The Company manufactures and markets ready mixed concrete, concrete block, precast and prestressed concrete. It also markets other building materials. The Company's concrete operations serve: most of Florida with the principal exception of the panhandle; southern and southwest Georgia; central Maryland; the Richmond-Petersburg-Hopewell and Norfolk/Virginia Beach areas of Virginia along with northeastern Virginia and Washington, D.C.

Since ready mixed concrete hardens rapidly, delivery is generally confined to a radius of approximately 20 to 25 miles from the producing plant. The bulk weight of concrete block limits its delivery to approximately 40 miles from the producing plant.

The Company's annual single-shift capacity at its 12 operating block plants is approximately 30.4 million 8x8x16 equivalent units of block.

At most of the Company's Florida and Georgia concrete facilities, it purchases and resells building material items related to the use of ready mixed concrete and concrete block.

Prestressed concrete products for commercial developments and bridge and
highway construction are produced in Wilmington, North Carolina.   Precast
concrete lintels and other building products are produced in Kissimmee, Florida. Calcium products for the animal feed industry are produced in Brooksville, Florida.

During fiscal 2000, the Company purchased cement from 10 suppliers, the largest of which supplied approximately 28% of the cement used by the Company in its ready mixed concrete, concrete block, and prestressed concrete operations. At the present time there is an adequate supply of cement in the areas in which the Company operates.

In fiscal 2000 approximately 70% of the coarse aggregates, 67% of the sand and 10% of the cement used in the Company's concrete operations were produced by the Company. The remaining aggregates were purchased from other suppliers whose geographic locations coupled with transportation costs make it more economical to serve several of the Company's plants.

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

The Company employed 3,243 persons at September 30, 2000.

Item 2.  PROPERTIES.

The Company's principal properties are located in Florida, Georgia, North Carolina, Virginia, Washington, D.C. and Maryland. The following table summarizes the Company's principal construction aggregates production facilities and estimated reserves at September 30, 2000.

                          Tons        Tons of
                       Delivered in  Estimated  Approximate
                        Year Ended    Reserves     Acres
                         9/30/00      9/30/00   (L-Leased)(a)     Lease
                        (000's)       (000's)    (O-Owned)     Description
The Company has five
 limestone quarries in
 Florida located at Gulf
 Hammock (which also
 produces agricultural
 limestone), Brooksville,
 Ft. Myers (which also
 produces baserock),                                            11 leases
 Naples, and Miami (which                            L-11,098   expiring from
 also produces baserock)     9,950       412,000     O-10,058   2001 to 2046

The Company has five
 granite and one lime-
 stone quarries in
 Georgia located at
 Griffin, Forest Park,
 Macon, Tyrone, Paulding                                        12 leases
 County and Rome                                     L-1,759    expiring from
  (limestone)                7,768       430,000     O-  977    2001 to 2046

The Company has two
 crushed stone plants
 located at Havre de
 Grace and Frederick,
 Maryland and two
 located near Richmond,
 Virginia and one joint
 venture plant in Charlotte                                 L-  299    2 leases
 County, New Brunswick,      8,779       297,000     O-1,060    expiring from
 Canada                                                         2001 to 2018

The Company has two
 baserock plants
 located at Ft. Pierce
 and Sunniland,and                                             4 leases
 portland cement plant                               O-   517   expiring from
 at Newberry, Florida    1,574       158,000    L-14,847   2001 and 2046
                          Tons        Tons of
                       Delivered in  Estimated  Approximate
                        Year Ended    Reserves     Acres
                         9/30/00      9/30/00   (L-Leased)(a)     Lease
                        (000's)       (000's)    (O-Owned)     Description

The Company has nine
  sand plants located
  at Keystone Heights,
  Astatula, Lake County,
  Marion County (two
  locations) Keuka,
  Grandin, LaBelle and
  Lake Wales, Florida; two
  sand plants located at
  Albany and Bainbridge,
  Georgia and gravel plants
  located at Leonardtown and
  Goose Bay, Maryland; two
  sand and gravel plants at
  Charles City, Virginia
  and one joint venture sand
  and gravel plant in                                      19 leases
  Charlotte County,        10,029     289,000    L-12,947   expiring from
  New Brunswick, Canada                           O- 2,394   2001 to 2046

Future reserves:
 Sand:  Lake County
 Florida(c)                                 11,800     O-   654
 Polk County, Florida
   (three locations)                      40,000     O-   952
 Putnam County, Florida
   (two locations)                       114,000(b)
 Limerock:
  Brooksville, Florida                   100,000(b)

  Newberry, Florida                       69,000(b)

 Granite-Muscogee County                                        5 leases
  Georgia                                            L-   384   expiring from
                                          63,000     O-     5   2019 to 2049
 Crushed Stone
  Havre de Grace, Maryland(c)            121,000(b)


  Marble-Carroll County,
   Maryland                               80,000     O-   405

 Limestone:

  Miami Florida (two locations)          142,000     O- 1,970


(a) Leased acreage includes all properties not owned by the Company as to which the Company has at least the right to mine construction aggregates for the terms specified.
(b)   Acres are included in the first line of the above table.

(c) All the required zoning or permits for these locations have not yet been obtained.

The Company operates nine construction aggregates distribution terminals located in Florida (three), Maryland (three), Virginia (two) and Washington D.
C. comprising approximately 125 acres, of which the Company owns 99 and leases
26.

The Company has 107 sites for its ready mixed concrete, concrete block and prestressed concrete plants in Florida, Georgia, North Carolina, Virginia and Maryland aggregating approximately 762 acres. Of these acres, the Company owns approximately 599 and leases approximately 163. The lease terms vary from month-to-month to expiring in 2019.

The Company leases, from Patriot Transportation Holding, Inc., approximately six acres with two office buildings in Jacksonville, Florida which are used for its executive offices. Certain of the Company's subsidiaries lease administrative office space in Springfield, Virginia and Baltimore, Maryland. Other subsidiaries own administrative offices in Richmond, Virginia; and Salisbury, Maryland. In addition, the Company owns approximately 19 acres, which are used for shop facilities.

The Company owns certain other properties which are summarized as follows:

                                                            Approximate
          Type Property (1)               State                Acres

       Residential Land                 Maryland                427
       Residential Land                 New Jersey               33
       Industrial/Commercial            Virginia                 93
       Industrial/Commercial            Florida                  32
       Industrial/Commercial            Maryland              1,491
       Industrial/Commercial            North Carolina           36

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

At September 30, 2000 certain property, plant and equipment with a carrying value of $8,925,000 was pledged on industrial development revenue bonds and certain other notes and contracts with an outstanding principal balance totaling $9,466,000 on such date.

Item 3.  LEGAL PROCEEDINGS.

The Company has been advised of soil and groundwater contamination on or near a site formerly used by the Company as a ready mix and concrete block manufacturing facility in Kissimmee, Florida. The contamination by petroleum products apparently resulted from a leaking underground storage tank on the site. The contaminated soil and groundwater will have to be remediated in accordance with state and federal laws. An environmental consulting firm is investigating the site and has submitted a Contamination Assessment Report ("CAR") to the Florida Department of Environmental Protection ("DEP") for their review and approval. By letter dated July 12, 1995, the DEP requested additional site information. Pursuant to amended petroleum contaminated site cleanup funding procedures, the DEP notified the Company that it was eligible for state funded remediation assistance under the Florida Petroleum Liability and Restoration Insurance Program ("FPLRIP") and assigned a site priority ranking score of 56. Future state assisted rehabilitation will be dictated by the site priority ranking score and shall be conducted on a pre-approval
basis.    The Company will seek reimbursement of past site cleanup costs from the FPLRIP and/or the Florida Abandoned Tank Restoration Program.

On May 8, 1992, oral arguments were held in the Government's appeal of the U.S. Claims Court judgment entered in favor of the Company in its inverse condemnation claim against the U.S. Army Corps of Engineers ("Corps"). The case involves a 98 acre parcel of a 1560 acre tract with limestone reserves in Dade County, Florida. On March 10, 1994, the Court of Appeals vacated the U.S. Claims Court judgment and remanded the case for further proceedings. The Company's petition for rehearing was denied on June 21, 1994. On September 20, 1994, the Company filed a petition for writ of certiorari in the U.S. Supreme Court. On January 3, 1995, the U.S. Supreme Court denied the petition for writ of certiorari. On June 28, 1995, a hearing was held concerning issues to be decided on remand of the case to the U.S. Court of Federal Claims ("Court").
A new trial was held on April 15, 1996. On August 31, 1999, the Court ruled that the Corps permit denial effected a compensable partial regulatory taking of the ninety-eight (98) acre parcel and that the Company was entitled to recover $752,444 plus accrued interest from 1980 and its costs and attorneys'
fees.   The Court invited the parties to recommend to the Court how the Court should proceed as to the Company's loss of use of the remaining 1,462 acres in the Tract. A hearing on the amount of attorney's fees, costs, and accrued interest and the applicability of the Court's decision to the remaining 1462
acres was held on March 15, 2000.   On March 28, 2000, the Court ruled that the
Company shall recover from the United States the sum of $752,444.00 plus compound interest from October 2, 1980 as compensation for the partial
regulatory taking of the 98 acre parcel.   In addition, the Court awarded the
Company $1,320,377.01 as reimbursement for attorney fees and costs.   The Court
suspended further proceedings concerning the remaining 1,462 acres in order to give the parties an opportunity to appeal its March 28, 2000 judgment and
order.   On May 25, 2000, the United States appealed the Court's March 28, 2000
judgment to the United States Court of Appeals for the Federal Circuit.   The
Company has not recorded a gain pending the outcome of the appeal.

Note 15 to the Consolidated Financial Statements included in the accompanying 2000 Annual Report to Stockholders is incorporated herein by reference.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.
                               PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

There were approximately 1,099 holders of record of Florida Rock Industries, Inc. common stock, $.10 par value, as of December 1, 2000. The Company's common stock is traded on the New York Stock Exchange (Symbol: FRK). Information concerning stock prices and dividends paid during the past two years is included under the caption "Quarterly Results" on page 10 of the Company's 2000 Annual Report to Stockholders and such information is incorporated herein by reference. Information concerning restrictions on the payment of cash dividends is included in Note 6 captioned "Lines of credit and debt" on page 17 of the Company's 2000 Annual Report to Stockholders and such information is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 6 of the Company's 2000 Annual Report to Stockholders, and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 is included under the captions "Management Analysis" on pages 7, 8 and 9; "Acquisitions and Capital Expenditures" on page 1; in the first paragraph under the caption "Summary and Outlook" on page 3; and in Notes 1 through 16 to the Consolidated Financial Statements included in the accompanying 2000 Annual Report to Stockholders and in Item 3 "Legal Proceedings" of this Form 10-K. Such information is incorporated herein by reference.

Item 7.A  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates.   For its
cash and cash equivalents a change in interest rates affects the amount of
interest income that can be earned.   For its debt instruments changes in
interest rates affect the amount of interest expense incurred.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates:



Interest rate sensitivity                             There          Fair
                       2001  2002  2003  2004   2005  After   Total  Value

Bank lines of credit $2,500                                   2,500   2,500
Weighted average
Interest rate           6.8%

Long-term debt at
 fixed rates         $  343   248   352   226     253    370   1,792   1,860
Weighted average
 interest rate          9.6%  9.5   9.3   8.9     8.1    8.8

Long-term debt at
 variable interest
 rate                $  400 2,175 2,175     0 135,700 22,121 162,571 162,571
Weighted average
 interest               7.1%

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 10 and on pages 11 through 22 of the Company's 2000 Annual Report to Stockholders. Such information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No reportable events.

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE COMPANY

Name                     Age             Office              Position Since
Edward L. Baker        65   Chairman of the Board          May 1989
John D. Baker II       52   President and Chief            February 1996
                                Executive Officer
C. J. Shepherdson      84   Vice President                 September 1972
S. Robert Hays         63   Vice President                 May 1984
Thompson S. Baker II   42   Vice President                 August 1991
Clarron E. Render, Jr. 58   Vice President                 August 1991
Fred W. Cohrs          67   Vice President                 February 1995
James J. Gilstrap      53   Vice President, Treasurer      August 1997
                              and Chief Financial Officer
Dennis D. Frick        58   Secretary                      October 1992
Wallace A. Patzke, Jr. 53   Vice President, Administration January 2000
                                and Chief Accounting Officer
Stephen C. Travis      45   Controller                     August 1999
John W. Green          48   Assistant Secretary            October 1988

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

James J. Gilstrap joined the Company in March 1997 and was elected Vice
President and Chief Financial Officer in May 1997.   In August 1997, Mr.
Gilstrap was elected Treasurer. From 1993 to 1997, he was self employed as a private investor. From 1984 to 1993, he was a Partner and Executive Vice President and Chief Financial Officer for The Regency Group, Inc., a holding company with interests and operations in commercial real estate development,
asset management, brokerage and financial services.   Effective January 1,
2001, he has resigned his position with the Company.

In January 2000, Wallace A. Patzke, Jr. was elected to the additional position
of Vice President, Administration.   In August 1997, Wallace A. Patzke, Jr. was
elected to the additional position of Chief Accounting Officer. In October 1996, he was elected to the position of Vice President of the Company. He had served as Controller of the Company since December 1991 until August 1999.

Stephen C. Travis joined the Company in June 1999 and was elected Controller
in August 1999.   From 1995 to 1999 he was Vice President of Finance and
Administration for WJCT, Inc.

All other officers have been employed by the Company in their respective positions for the past five years.

Edward L. Baker and John D. Baker II are brothers. Thompson S. Baker II is the son of Edward L. Baker.

All executive officers of the Company are elected annually by the Board of Directors.

Information concerning directors required in response to this Item 10 is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement dated December 20, 2000, and such information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Executive Compensation", "Compensation Committee Report", "Compensation Committee Interlocks and Insider Participation", and "Shareholder Return Performance" in the Company's Proxy Statement dated December 20, 2000, and such information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Officers" in the Company's Proxy Statement dated December 20, 2000, and such information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement dated December 20, 2000 and in Note 3 to the Consolidated Financial Statements included in the accompanying 2000 Annual Report to Stockholders, and such information is incorporated herein by reference.

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

(b) Reports on Form 8-K.

    There were no reports on Form 8-K filed during the three months ended September 30, 2000.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              FLORIDA ROCK INDUSTRIES, INC.

Date:  December 6, 2000                       By JAMES J. GILSTRAP
                                                 James J. Gilstrap
                                                 Vice President, Treasurer
                                                   and Chief Financial Officer

                                              By WALLACE A. PATZKE  JR.
                                                 Wallace A. Patzke  Jr.
                                                 Vice President and Chief
                                                  Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 6, 2000.

JOHN D. BAKER II                                  CHARLES H. DENNY III
John D. Baker II                                  Charles H. Denny  III
Director, President and Chief                     Director
Executive Officer
(Principal Executive Officer)                     LUKE E. FICHTHORN III
                                                   Luke E. Fichthorn III
JAMES J. GILSTRAP                                  Director
James J. Gilstrap
Vice President, Treasurer and                      FRANCIS X. KNOTT
 Chief Financial Officer                           Francis X. Knott
 (Principal Financial Officer)                     Director

WALLACE A. PATZKE  JR.                             RADFORD D. LOVETT
Wallace A. Patzke  Jr.                             Radford D. Lovett
Vice President, Administration and                 Director
 Chief Accounting Officer
(Principal Accounting Officer)
                                                   C. J. Shepherdson
EDWARD L. BAKER                                    Director
Edward L. Baker
Director                                           G. KENNEDY THOMPSON
                                                   G. Kennedy Thompson
THOMPSON S. BAKER II                               Director
Thompson S. Baker II
Director

ALVIN R. CARPENTER
Alvin R. Carpenter
Director













                                 FLORIDA ROCK INDUSTRIES, INC.
          FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                               EXHIBIT INDEX
                              [Item 14(a)(3)]

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

(4)(b)(1) Credit Agreement dated as of June 28, 2000 among Florida Rock Industries, Inc.; First Union National Bank; Bank of America, N.A.; SunTrust Bank; and First Union Securities, Inc. Previously filed with Form 10-Q for the
                  quarter ended June 30, 2000.   File No. 1-7159.


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

(10)(c) Amended Medical Reimbursement Plan of Florida Rock Industries, Inc., effective May 24, 1976. Previously filed with Form 10-K for the fiscal year ended September 30, 1980. File No. 1-7159.

(10)(d) Amendment No. 1 to Amended Medical Reimbursement Plan of Florida Rock Industries, Inc. effective July 16, 1976. Previously filed with Form 10-K for the fiscal year ended September 30, 1980. File No. 1-7159

(10)(e) Tax Service Reimbursement Plan of Florida Rock Industries, Inc. effective October 1, 1976. Previously filed with Form 10-K for the fiscal year ended September 30, 1980. File No. 1-7159.

(10)(f) Amendment No. 1 to Tax Service Reimbursement Plan of Florida Rock Industries, Inc. Previously filed with Form
               10-K for the fiscal year ended September 30, 1981.
               File No. 1-7159.

(10)(g) Amendment No. 2 to Tax Service Reimbursement Plan of Florida Rock Industries, Inc. Previously filed with Form 10-K for the fiscal year ended September 30, 1985. File No. 1-7159.

(10)(h) Summary of Management Incentive Compensation Plan as amended effective October 1, 1992. Previously filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 1-7159.

(10)(I)        Florida Rock Industries, Inc. Management Security Plan.
               Previously filed with Form 10-K for the fiscal year ended September 30, 1985. File No. 1-7159.

(10)(j) Various mining royalty agreements with Patriot or its subsidiary, none of which are presently believed to be material individually, but all of which may be material in the aggregate. Previously filed with Form 10-K for the fiscal year ended September 30, 1986. File No. 1-7159.

(10)(k)        Florida Rock Industries, Inc. 1991 Stock Option Plan.
               Previously filed with Form 10-K for the fiscal year ended September 30, 1992. And February 1, 1995 Amendment to Florida Rock Industries, Inc. 1991 Stock Option Plan. Previously filed as appendix to the Company's Proxy Statement dated December 15, 1994. File No. 1-7159.

(10)(l) Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as collateral between Florida Rock Industries, Inc. and each of Edward L. Baker and John D. Baker II with aggregate face amounts of $5.4 million and $8.0
               million, respectively.   Previously filed with Form 10-Q for
               the quarter ended December 31, 1996.

(10)(m)        Florida Rock Industries, Inc. 1996 Stock Option Plan.
               Previously filed as appendix to the Company's Proxy Statement dated December 18, 1995. File No. 1-7159.

(11)           Computation of Earnings Per Common Share.

(13) The Company's 2000 Annual Report to Stockholders, portions of which are incorporated by reference in this Form 10-K. Those portions of the 1999 Annual Report to Stockholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-K.

(22)           Subsidiaries of the Company.   Previously filed with Form 10-K
               for the fiscal year ended September 30, 1993. File No. 1-7159.

(23) Consent of Deloitte & Touche LLP, Independent Certified Public Accountants, appears on page 17 of this Form 10-K.

(27)           Financial Data Schedule

                       FLORIDA ROCK INDUSTRIES, INC.
      INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          (Item 14(a)(1)and (2))

                                                                   Page
Consolidated Financial Statements:
  Consolidated balance sheet at September 30, 2000 and 1999        12(a)

  For the years ended September 30, 2000, 1999 and 1998:
     Consolidated statement of income                              11(a)
     Consolidated statement of Stockholders' equity                14(a)
     Consolidated statement of cash flows                          13(a)

  Notes to consolidated financial statements                    15-22(a)

  Independent Auditors' Report                                     23(a)

   Selected quarterly financial data (unaudited)                   10(a)

Consent of Independent Certified Public Accountants                17(b)

   Independent Auditors' Report                                    18(b)

Consolidated Financial Statement Schedules:

   II - Valuation and qualifying accounts                          19(b)

(a) Refers to the page number in the Company's 2000 Annual Report to Stockholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b)  Refers to the page number in this Form 10-K.

All other schedules have been omitted as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.


INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Post Effective Amendments No. 1 to the Registration Statements (Form S-8 Numbers 2-68961 and 2-76407) pertaining to the Florida Rock Industries, Inc. ("FRI") 1980 Employee Stock Purchase Plan and 1981 Stock Option Plan and the Registration Statements (Forms S-8 Numbers 33-56322, 33-56428, 33-47618 and 33-56430) pertaining to the Florida Rock Industries, Inc. 1991 Stock Option Plan, Amended and Restated Profit Sharing Plan and Trust including the Deferred Earnings Plan and Tax Reduction Act Employee Stock Ownership Plan and in the related Prospectuses of our report dated December 8, 2000, appearing in and incorporated by reference in this Annual Report on Form 10-K of FRI for the year ended September 30, 2000.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 15, 2000

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Florida Rock Industries, Inc.
Jacksonville, Florida

We have audited the consolidated financial statements of Florida Rock Industries, Inc. and subsidiaries ("FRI") as of September 30, 2000 and 1999, and for each of the three years in the period ended September 30, 1999, and have issued our report thereon dated December 8, 2000; such consolidated financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of FRI, listed in Item 14. These financial statement schedules are the responsibility of FRI's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
December 8, 2000

                     FLORIDA ROCK INDUSTRIES, INC.
    SCHEDULE II (CONSOLIDATED) - VALUATION AND QUALIFYING ACCOUNTS YEAR ENDED SEPTEMBER 30, 2000, 1999, AND 1998

                                    Additions
                Balance at    Charged to   Charged                   Balance
                Beginning     Costs and   to Other                   at end
Description      of Year      Expenses    Accounts   Deductions      of Year

Year ended
September 30,
2000:

Allowance for
 doubtful
 accounts       $1,524,680      879,672                    540,213a    1,864,139

Accrued risk
 insurance
 reserves       $9,400,874    5,485,007                 3,489,526b   11,396,355

Accrued
 reclamation
 costs          $8,696,801      851,021                 703,646a    8,844,176

Year ended
September 30,
 1999:

Allowance for
 doubtful
 accounts       $1,121,472      532,465                129,257a     1,524,680

Accrued risk
 insurance
 reserves       $8,939,490    3,640,515              3,179,131b     9,400,874

Accrued
 reclamation
 costs          $7,392,904    1,613,990                 310,093b     8,696,801

Year ended
September 30,
 1998:

Allowance for
 doubtful
 accounts       $1,126,233      451,072               455,833a      1,121,472

Accrued risk
 insurance
 reserves       $8,232,985    4,921,305              4,214,800b     8,939,490

Accrued
 reclamation
 costs          $6,786,282    1,402,978                796,356b     7,392,904


a) Accounts written off less recoveries
b) Payments







Annual Report 2000

CONSOLIDATED FINANCIAL HIGHLIGHTS
Years ended September 30
(Dollars in thousands except per share amounts)

                                                                %
                                          2000       1999     Change

Net sales                               $647,753    579,302   + 11.8
Gross profit                            $147,747    132,523   + 11.5
Operating profit                        $ 81,466     71,240   + 14.4
Income before income taxes              $ 92,153     71,848   + 28.3
Net income                              $ 59,714     46,557   + 28.3

Per common share:
  Basic earnings per share              $   3.21       2.47   + 30.0
  Diluted earnings per share            $   3.15       2.42   + 30.2
  Stockholders' equity                  $  20.45      17.93   + 14.1
  Cash dividend                         $   .425        .35
Return on average Stockholders' equity      16.6%      14.6

2000 CORPORATE HIGHLIGHTS

Record sales - an increase of 11.8%

Record net income - an increased of 28.3%

Both volumes and prices increased

$127,600,000 invested in additional property, plant and equipment

A new $200,000,000 revolving five year credit agreement of which $65,000,000 was available at year end

Cement plant became fully operational and at year end was capable of producing at rated capacity

50% investment in New Brunswick, Canada mining joint venture

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

To Our Stockholders:

     The Company is pleased to report another record year of profitability. Net operating profit after tax for fiscal 2000 increased 14% on a 12% increase
in net sales over fiscal 1999.   The record operating results this past year
continued to be driven by strong demand for basic construction materials and resulted in a small improvement in the operating profit margin despite escalating costs for energy, labor and raw materials.

     Results.   Net sales for fiscal 2000 were $647,753,000 up 12% from
$579,302,000 in fiscal 1999.   The increase in sales was due to both volume
and price increases in the Company's primary product lines as well as sales
related to acquisitions and the new cement plant.   Approximately 18% of the
increase in sales was attributed to acquisitions.

     Selling, general and administrative expenses increased 8% primarily as the result of costs incurred in connection with the investigation of new business opportunities, higher depreciation and amortization of goodwill and
increases in staffing and related personnel costs.   While selling, general
and administrative expenses as a percentage of sales did not vary by much year over year, the Company anticipates these costs will decline as a percentage of sales in the coming year.

     During fiscal 2000 operating profit before interest, taxes and other
income increased 14% to $81,466,000 from $71,240,000 last year.   Operating
profit margin increased to 12.6% from 12.3% last year.    Higher volume,
pricing and a small marginal contribution from cement sales was largely offset by the rapid escalation of fuel prices, labor and raw material costs.

     Interest expense for fiscal 2000 increased to $8,750,000 from
$1,078,000 last year.   The increase was due to increased levels of
borrowings, higher interest rates and a decrease in the amount of interest capitalized during fiscal 2000 primarily as the result of completing construction of the new cement plant.

     Included in gain on sale of assets was approximately $17,400,000 resulting from the divesture of our Fort Myers Alico Road Quarry during the
first quarter of fiscal 2000.   The gain resulted in a contribution of $.59
earnings per diluted share to this year's results.

     Income before income taxes increased to $92,153,000 from $71,848,000 in
1999.   Net income for fiscal 2000 was $59,714,000 compared to fiscal 1999's
net income of $46,557,000.   Earnings per diluted share for fiscal 2000 was
$3.15 compared to $2.42 per diluted share last year.

     For the fiscal year ended September 30, 2000, return on Stockholders
equity increased to 16.6% from 14.6% last year.   This was accomplished
despite the fact that the Company's capital investment in the new cement plant was in a start-up mode for most of the year and operated at an average below 50% of its rated capacity.

     Acquisitions and Capital Expenditures. Cash outlays for capital investment for fiscal 2000 approximated $107,000,000 and excluding business acquisitions. Acquisitions made during the fiscal 2000 year expanded the Company's concrete presence in Southwest Georgia and secured additional high quality aggregate reserves. Cash from asset divestures during the current fiscal year approximated $34,000,000. Acquisitions and divestures made by the Company this fiscal year are further discussed under the Operating Review section of the Annual Report.



     Capital expenditures, excluding acquisitions, were divided approximately 36% for normal replacements, modernization, safety and environmental, and 64% for growth opportunities such as the cement plant, the construction of new plants and quarries, new aggregate reserves, land for
future concrete sites and equipment for expansion.   Depreciation, depletion
and amortization for the fiscal year totaled $51,960,000.

     The Company's capital expenditures for fiscal 2001 will approximate
$86,000,000.   Estimated depreciation, depletion and amortization is
projected to increase to $62,000,000 primarily as a result of new capital projects being completed and the high level of replacement capital spending. Approximately 48% of the planned expenditures for fiscal 2001 are targeted for normal replacements, modernization at existing plants and for safety and environmental upgrades, and 52% for the expansion of existing facilities, construction of new plants and projects, and land for future plant sites and
aggregate reserves.   Expenditures for capital investment are subject to
review and modification as market conditions and the economic outlook
warrant.   The Company has flexibility to adjust its capital expenditures as market conditions change given the well-maintained state of its plants and
equipment.   Annually, expenditures exceeding necessary maintenance funding levels are carefully evaluated and justified based on strategic importance
and value, payback and after tax internal rate of return.   The Company
targets an after tax return of 15% on new capital projects.

     Financial Management. Borrowings under the Company's lines of credit in addition to a strong operating cash flow approximating $91,000,000 allowed the Company to fund its capital expenditure program and complete the business acquisitions made during fiscal 2000.

     At September 30, 2000 total funded debt had increased from $132,802,000 last year to $166,863,000. In June 2000, the Company entered into a new $200,000,000 five-year revolving credit agreement, replacing the prior credit facility.

     At September 30, 2000, $135,000,000 was outstanding under the Company's bank revolving credit agreement. These borrowings were classified as long-term debt outstanding on the balance sheet. At September 30, 2000 the
Company had $65,000,000 of available credit.   Funded debt to equity
approximated 44% while the funded debt to capitalization ratio was 30%.

     Dividends.     The Board of Directors at its August 2, 2000 meeting
declared an increase in the cash dividend from $.40 per share to $.50 per
share on an annualized basis.   The quarterly dividend of $.125 per share was
paid on October 2, 2000 to shareholders of record on September 15, 2000.

     Subsequent to fiscal year end, the Board declared the quarterly cash dividend of $.125 per share payable on January 2, 2001 to Stockholders of record on December 13, 2000.

     Stock Repurchase.   The Board of Directors has authorized management to
repurchase shares of the Company's common stock from time to time as
opportunities may arise.   During fiscal 2000 the Company purchased 366,472
common shares at an average price of $32.91 per share.   At September 30,
2000 approximately $9,900,000 was available for share repurchase under existing Board authorization.


     Stockholders Meeting.    On February 2, 2000, the Annual Stockholders
Meeting was held in Jacksonville, Florida.   The Stockholders elected Edward
L. Baker, Francis X. Knott, and Radford D. Lovett as directors to terms expiring in 2003.

     Safety, Community and Environment. Annually, the Company recognizes outstanding safety achievements in cumulative hours and years worked without
a lost time accident.   Three of the Company's quarries have each amassed
more than 1,000,000 man-hours without experiencing a lost time accident, including the Miami Quarry, which became the first Florida Rock operation to
record 2,000,000 hours without a lost time injury.   Three operations have
not incurred a lost time injury in over 20 years of operation, including the Sunniland Mine, whose no lost time experience exceeds 25 years.

     The Company has also received a number of industry awards recognizing
its operations for their performance in maintaining a safe work place.   The
Company received significant recognition this past year for their leadership
in safety in the aggregates industry.   Three operations were recipients of
the National Stone Association's (NSA) Safety Achievement Awards recognizing their ability to maintain sustained periods of time without a lost time
accident.   The Fort Myers, Miami and Gulf Hammock Quarries were recognized by the National Safety Council with their Industry Leader Award, which is given to the top five percent safest operations in the mining industry.
Fort Myers was also honored by the National Safety Council with a Best Record for crushed and broken limestone, which represents the third Best Record achievement received by the Company.

     Florida Rock firmly believes that an active Community Relations Program is the best way for a construction materials producer to clearly demonstrate
its value in the communities we operate.   NSA's Community Relations Program
recognizes aggregates producers whose community involvement and support activities have contributed to improving their public image as a good
neighbor and as a responsible corporate citizen.   This year, the Brooksville
Quarry was awarded NSA's Good Neighbors Gold Medallion, recognizing their
excellence in community relations.   Brooksville was also the recipient of
the Florida Education Commissioner's Business Recognition Award for the third
time.   As a result of receiving Fayette County's Chamber of Commerce "Spirit of Industry" award for the second consecutive time, the Tyrone Quarry was named the statewide winner of the Governor's Existing Industry Appreciation Award for small manufacturers by the Georgia Economic Developers Association. The honor is based on the industry's economic and social contributions to the
community.   The Marjory Stoneman Douglas Elementary School in Miami, Florida
nominated the Miami Quarry as their choice for Dade County Partner of the Year in large part for commissioning a mural to be painted by local artists at the school.

     Environmentally, Florida Rock Industries has been nationally recognized for activities contributing to the maintenance of the environment in and
around the operations.   This year, the Havre de Grace Quarry in Maryland
completed and dedicated to the community a wetland mitigation site with
handicap accessible nature study trails.   A partnership was created with the
Harford Glen Environmental Education Center in order to use this site as an
outdoor science research lab for the Harford County students.   The National
Stone Association named R. Don Darley, Director of Environmental Affairs - Florida for the Company as the association's Environmental Steward for 2000. The award recognizes the individual in the aggregates industry who has made superior and exemplary contributions to the industry's environmental responsiveness through his or her own leadership and personal effort.

     During fiscal 2000 the Company continued to make both capital and operating expenditures in accordance with its goal to be not only in compliance with environmental regulations but also to be a model member of each community in which it has a presence.

     Business Process Improvement (BPI).     The Company's Quality improvement
initiative continues to provide a foundation for improving the Company's
processes by creating a team based infrastructure.   This infrastructure
provides the support to improve leadership, customer focus, teamwork, continuous improvement and measurement.

     During the past fiscal year most of the natural teams in the Company have completed a chartering process, which includes determining their mission, vision, processes, customer needs and performance measures.
Leadership training was given to team leaders.   For fiscal 2001 the Company
will continue the chartering of the remaining natural teams and the training
of all its team leaders.   The goal is to create a culture where each team is
focused on continuous improvement in all aspects of the business.

     Summary and Outlook.     Although the operating results for fiscal 2000
were a record, profitability from operations was negatively impacted by higher costs related to energy, labor and the raw materials used in the
manufacture of products.   Capital expenditures continued to focus on higher
than normal replacements and equipment to meet increased demand and to improve efficiencies.

     For fiscal 2001 the Company expects a slowdown in economic growth. Indications are that labor markets for drivers will remain tight resulting in
increased wage pressures.   Petroleum based costs are expected to remain high
and given strong competitive conditions will limit the amount of costs that can be passed on to the consumer.

     Residential construction in the Company's markets is expected to be
down slightly.   Non-residential construction is moving with local supply and demand and continues to look healthy despite reports that backlogs are
declining and vacancy rates are retreating in some areas.   The anticipated
increase in public funding for infrastructure as a result of the passage of the Transportation Equity Act for the 21st Century (TEA 21) has been slow to
roll out in some areas.   Much of the delay appears attributed to personnel
shortages and resulting bottlenecks at the state DOT level which varies from
state to state.   The Company expects projects driven by TEA 21 funding in
its markets will continue to become a more prominent source of sales during fiscal 2001.

     Given current and expected market conditions for fiscal 2001, the
Company anticipate another record year from operations.   Absent adverse
weather conditions or significant deterioration in economic conditions, the Company should continue to benefit from positive pricing for aggregates and strong demand for all core product lines. The cement plant is expected to ship at full production capacity and contribute strongly to results.

     Management will continue to evaluate new business opportunities to further expand and develop the Company in its existing and contiguous
geographical markets.   The Southeastern and Mid-Atlantic markets served by
the Company are among the prime long-term growth markets in the United
States.

     The dedication and excellent performance of our managers and employees have been critical in improving profitability and will be the key to the Company's growth and success in the future.

Respectfully yours,



Edward L. Baker
Chairman of the Board



John D. Baker, II
President and Chief Executive Officer

  Operating  Review

     Operations. The Company is a major basic construction materials company concentrating its operations in the Southeastern and Mid-Atlantic states. The Company is one of the nation's leading producers of construction aggregates and a provider of cement, ready-mixed concrete and concrete products. Its main product lines are construction aggregates(sand, gravel and crushed stone), ready-mixed concrete, concrete block, portland cement and prestressed concrete. The Company also manufactures calcium products and markets other building materials.
     Aggregates. The Company's construction aggregates group currently operates seven crushed stone plants, nine sand plants and one industrial sand plant in Florida. It operates six crushed stone plants and two sand and gravel plants in Georgia; two sand and gravel plants and two crushed stone plants in Maryland; and two crushed stone plants in Virginia. The Company also has an investment interest in a stone quarry and a sand and gravel mine located in Charlotte County, New Brunswick, Canada. The Company operates aggregates distribution terminals in Woodbridge, Virginia; Norfolk/Virginia Beach, Virginia; Baltimore, Maryland, the Eastern Shore of Maryland and Washington D.C. In Florida, the Company serves Jacksonville and Central Florida including Orlando and the Polk County markets through unit train distribution terminals. The two Central Florida terminals are owned by the Company. The Company maintains in excess of 2.3 billion tons of long-term aggregate reserves of sand and stone in Florida, Georgia, Maryland, Virginia and New Brunswick, Canada, which are owned, or under long-term mining leases with terms generally commensurate with the extent of the deposits at current rates of extraction. During fiscal 2000 the Company produced and shipped approximately 38 million tons of aggregates.

     Ready-mixed concrete is produced and sold by the Company throughout peninsular Florida; South Georgia; Richmond, Williamsburg, Newport News, Norfolk/Virginia Beach, and Northeastern Virginia; Central Maryland; and Washington, D.C. At the end of fiscal 2000 the Company had 103 ready-mixed concrete plants, 11 concrete block plants, and a delivery fleet of 1,267 ready mix and block trucks. Concrete block is sold in the peninsular of Florida and South Georgia.

     Prestressed concrete products for commercial developments and bridge and highway construction are produced from two yards in Wilmington, North Carolina and precast concrete lintels and other building products are produced in Kissimmee, Florida.

     Cement. The Thompson S. Baker Cement Plant started production in December 1999 and has consistently improved production levels throughout the
year.   By year-end, the plant was producing at the rated capacity of 750,000 tons per year. Initial emission testing at the plant has been completed and all regulatory requirements currently have been met.

     The annexation of the land on which the plant resides by the town of Newberry, Florida has been challenged by an individual, though the Company is not a party to the litigation. The Company believes that the outcome of the legal action will not have any material impact on the financial performance of the plant.

     The International Trade Commission recently voted in favor of retaining the antidumping orders on cement from Mexico and Japan under the Sunset Review procedure. It also voted to terminate the countervailing duties suspension agreement on cement with Venezuela. The Company expects these rulings to continue to protect the Company's markets from unfair dumping of cement.

     Acquisitions and Divestures. During the past fiscal year the Company acquired ready-mix and block operations located in Southwest Georgia and the Tallahassee, Florida area. The acquisition consisted of 12 ready-mix plants, 2 block plants and 2 sand plants. The Company through a combination of acquisition and greenfield sites added plants in Orlando and Sanford, Florida; Albany, Camilla, Columbus, Bainbridge, Donaldsonville, Cairo, Sylvester, Blakely, Leesburg, and Beachton, Georgia.

     In February 2000, the Company acquired a 50% interest in a granite quarry and aggregate distribution venture located at a deep-water port on the St. Croix River in Bayside, Charlotte County, New Brunswick, Canada. The deep-water port is the closest Canadian Atlantic port to the United States and is ice-free and open to year round navigation. The location of the quarry and port will allow the Company to cost effectively ship aggregates by sea to local Atlantic Coast markets in the Southeastern United States, including Florida.

     As a condition to being allowed to acquire a stone quarry in Fort Myers, Florida during fiscal 1999, the Company was required to divest an adjacent and pre-existing stone quarry. On December 3, 1999 the Company completed the sale of its pre-existing quarry and recognized a gain on the divesture of the property in the current fiscal year.

     Other. The Company continues its commitment to modernize and expand operations where cost savings, higher productivity, increased capacity and long-term growth plans justify the additional capital employed. During fiscal 2000 capital expenditures, excluding funds used for business acquisitions were divided approximately 36% for replacements, including modernizing, safety and environmental, and 64% for new plants, equipment for expansion, land and aggregates deposits for use in current and future operations.





Five Year Summary Years ended September 30
(Dollars and shares in thousands except per share amounts)

                           2000       1999        1998        1997         1996

Summary of Operations
Net sales               $647,753    579,302     492,315     456,646     398,673
Gross profit            $147,747    132,523     107,749      98,789      79,103
Operating profit        $ 81,466     71,240      58,249      55,689      42,335
Interest expense        $  8,750      1,078         555         934       1,980
Income before income    $ 92,153     71,848      59,977      56,370      41,110
  taxes
Provision for income    $ 32,439     25,291      21,117      19,228      14,110
  taxes
Net income              $ 59,714     46,557      38,860      37,142      27,000

Per Common Share
Basic earnings per share$   3.21       2.47        2.06        2.01        1.43
Diluted earnings per
 share                  $   3.15       2.42        2.02        1.99        1.43
Stockholders' equity    $  20.45      17.93       15.90       14.09       12.30
Cash dividend           $   .425        .35         .25         .25         .25

Financial Summary
Current assets          $123,348    122,465     100,607     104,194      87,082
Current liabilities     $ 80,717    107,566      74,786      55,676      51,857
Working capital         $ 42,631     14,899      25,821      48,518      35,225
Property, plant and
 equipment, net         $486,544    419,917     321,055     250,005     233,858
Total assets            $690,045    604,168     451,556     382,616     346,709
Long-term debt          $163,620     96,989      23,935      10,859      16,862
Stockholders' equity    $379,949    338,258     299,886     264,615     228,150

Other Data
Return on average
 Stockholders' equity       16.6%      14.6        13.8        15.1        12.3
Return on average capital
 employed                   12.1%      10.4        10.9        13.1        10.5
Additions to property,
 plant and equipment    $127,600    132,067     104,501      47,296      45,544
Depreciation, depletion
 and amortization       $ 51,960     38,497      33,433      30,688      28,766
Weighted average number
 of shares - basic        18,593     18,861      18,839      18,450      18,853
Weighted average number
 of shares - diluted      18,968     19,278      19,203      18,661      18,867
Number of employees at
 end of year               3,243      2,806       2,635       2,448       2,310
Stockholders of record     1,136      1,133       1,133       1,122       1,174

(a) In 2000, 1999, 1998, 1997 and 1996 the Company reported a gain(loss) on the sale and/or write down of assets of $17,726,000, $1,683,000, $622,000, $14,000 and ($286,000), respectively. See Note 12 to the Consolidated Financial Statements.

(b)  In 1999, the Company reported a loss of $4,214,000 on the settlement of
interest rate hedge agreements.   See Note 14 to the Consolidated Financial
Statements.

Management Analysis

Operating Results. The Company's operations are influenced by a number of external and internal factors. External factors include weather, competition, levels of construction activity in the Company's markets, the cost and availability of money, appropriations and construction contract lettings by federal and state governments, fuel costs, transportation costs driver availability and labor costs, and inflation. Internal factors include sales mix, plant location, quality and quantities of aggregates reserves, capacity utilization and other operating factors.

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

      Fiscal 2000 and 1999 sales increased 11.8% and 17.7%, respectively, due to both higher volumes and price increases and the start up of the cement plant
in fiscal 2000.   In 2000, volume increases were primarily  attributable to
strong construction activity and higher demand for construction products in the Company's markets as a result of favorable economic conditions as well as sales
from the cement plant and acquisitions.   Revenues for the fourth quarter of
2000 and 1999 were adversely affected due to rainy weather conditions during the month of September of both years. The price increases resulted from price increases in core products.

     For the contribution made to net sales from each business segment see
Note 13 of the Notes to Consolidated Financial Statements.

      Gross profit for 2000 increased 11.5% and gross margin declined slightly to 22.8% of sales. The increase in gross profit was due primarily to higher sales volumes and the strong marginal contribution due to the high fixed cost nature of the business.

     Gross profit for 1999 increased 23.0% while gross margin increased to 22.9% from 21.9% in the prior year. The increase in gross profit was due primarily to higher sales volumes and the strong marginal contribution due to
the high fixed cost nature of the business.   The improvement in gross margin
was primarily due to increased volumes as sales price increases were substantially offset by higher raw materials costs.

     Selling, general and administrative expenses excluding costs related to Year 2000 conversion increased 18.9% in 2000 and 15.8% in 1999 over the prior year. The increase for 2000 was due to increased profit sharing expense that is linked to profitability, higher depreciation expense primarily due to costs capitalized for information systems upgrades and to become Year 2000 compliant, amortization of goodwill and additional administrative costs associated with the Company's acquisitions and costs associated with investigation of new business opportunities. The increase for 1999 was due to an increase in basic expense levels due to increased sales, additional staffing, special projects and an increase in profit sharing and incentive compensation which are linked to profitability.

     Interest income in 2000 remained stable and in 1999 decreased $521,000. The decrease in 1999 was primarily due to high levels of cash available for investment during the early part of fiscal 1998.

     Interest expense for 2000 increased to $8,750,000 from $1,078,000 in 1999. The increase in 2000 was due primarily to increased levels of borrowings and higher interest rates and a decrease in the amount of interest capitalized in 2000. The higher average borrowings were due to the acquisitions in latter half of 1999. Interest capitalized in 2000 was $1,327,000 as compared to $3,256,000 in 1999. The decrease in interest capitalized resulted from the completion of the cement plant in December 1999. Interest expense for 1999 increased to $1,078,000 from $555,000 in 1998. This increase was due primarily to increased levels of borrowings and higher interest rates partially offset by an increase in the amount of interest capitalized in 1999. The higher levels of borrowings for 1999 resulted from the construction of the cement plant and two acquisitions
in June 1999.   Interest capitalized for 1999 was $3,256,000 and for 1998 was
$1,248,000.  This  increase was due to the construction of the cement plant.

     As discussed in Note 14 to the Consolidated Financial Statements, the Company expensed $4,214,000 in conjunction with interest rate hedge agreements
during the first quarter of 1999.   Included in other income for 1999 is
$2,801,000 ($1,996,000 was recorded in the fourth quarter) of income from settlements of class action lawsuits.

     See Note 12 to the Consolidated Financial Statements for information concerning the gain (loss) on the sale of assets.

     Liquidity and Capital Resources. The following key financial measurements reflect the Company's financial position and capital resources at September 30 (dollars in thousands):

                                        2000        1999        1998

Cash and cash
  equivalents                       $   3,372      3,726       4,457
Total debt                          $ 166,863    132,802      34,759
Current ratio                        1.5 to 1   1.1 to 1   1.3  to 1
Debt as a percent of
  capital employed                       28.9%      26.6         9.7
Unused revolving credit             $  65,000          0      75,000
Unused short-term lines             $  42,500     61,498      26,500

      In 2000, cash required for funding of capital expenditures, acquisitions and other investing activities was provided by borrowings under existing agreements, borrowings under a new agreement and cash provided by operating activities. During June 2000, the Company entered into a $200 million five year credit agreement. This credit facility replaced a $75 million credit facility and a $50 million 364 day credit facility.

     In 1999, cash required for funding of capital expenditures, acquisitions and other investing activities was provided by borrowings under existing agreements, borrowings under a new agreement and cash provided by operating activities. During January 1999, the Company increased its
available short-term lines of credit by 10 million.   In May 1999, the
Company arranged a 50 million 364 day credit facility that expired in May
2000.

     The Company expects its 2001 expenditures for property, plant and equipment to be approximately $85,758,000 and depreciation, depletion and amortization to be approximately $62,177,000.

     The Company's normal capital expenditures are by and large discretionary and not contractual commitments until the actual orders are placed. However, over time it is desirable and necessary to replace equipment due to wear and tear and to make capital expenditures to improve efficiencies and expand capacity where warranted. At September 30, 2000, the Company had placed orders and was committed to construction contracts and equipment costing approximately $5,647,000.

     In February 2000, the Board of Directors authorized management to repurchase $10,000,000 of the Company's common stock from time to time as
opportunities may arise.   The Company has approximately $9,882,000 available
under this authorization.

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

      Cement Plant. The Company commenced the construction of the cement plant near Newberry, Alachua County, Florida in March 1997 and construction was completed and production began in the first half of the fiscal year. The plant is capable of running and producing 100% of its permitted capacity.

      On January 25, 1999 the City Commissioners of Newberry, Florida voted
4-0 to annex the Company's cement plant site into the city.   The Company
anticipates that future land use and zoning matters relating to the cement
plant will be under the jurisdiction of the City of Newberry.   The
annexation of the land into the town of Newberry has been challenged by an
individual, though the Company is not party of the litigation.   In addition,
various cases have been filed challenging amendments to the City of
Newberry's comprehensive plan.   The Company is not a party to the
litigation.   Alachua County has filed suit to seek to enforce the terms of
the Developer's Agreement between the County and the Company.   This action
does not claim damages against the Company. The Florida Department of Environmental Protection notified the Company in the fourth quarter of fiscal 2000 of violations in the air permit limits for volatile organic compounds. The Company believes that it is now operating in compliance with such permits.

     Inflation. In the past five years price increases have generally offset inflation.

     Forward-Looking Statements.   Certain matters discussed in this report
contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from these
indicated by such forward-looking statements.   These forward-looking
statements relate to, among other things, capital expenditures, liquidity, capital resources, competition and may be indicated by words or phrases such as "anticipate," "estimate," "plans," "project," "continuing," "ongoing," "expects," "management believes," "the Company believes," "the Company
intends" and similar words or phrases.   The following factors are among the
principal factors that could cause actual results to differ materially from the forward-looking statements: availability and terms of financing; the weather; competition; levels of construction activity in the Company's markets; fuel costs; transportation costs; driver availability and labor costs; inflation; quality and quantities of the Company's aggregates reserves; and management's ability to determine appropriate sales mix, plant location and capacity utilization.

Quarterly Results (unaudited)

(Dollars in thousands except per share amounts)

                       First            Second            Third             Fourth

                     2000     1999    2000     1999     2000    1999    2000     1999

Net sales       $ 155,111 143,098  151,768 134,104 170,868 152,257 170,006  149,843

Gross profit      $  34,282  33,131   30,395  28,363  45,331  36,406  37,739   34,623

Operating
 profit         $  18,810  19,211   14,177  12,939  28,177  21,551  20,302   17,539

Income before
 income taxes     $  35,533  15,554   12,829  14,964  27,137  21,397  16,654   19,933

Net income           $  23,028  10,079    8,314   9,700  17,578  13,863  10,794   12,915

Per common share:
    Basic EPS     $    1.23     .53      .45    .51      .95     .74     .58      .68
    Diluted EPS   $    1.20     .52      .44    .50      .93     .72     .57      .67
    Cash dividend   $     .10    .125      .10      -      .10    .125    .125      .10
    Market price:
        High      $   35.88   31.00    38.56  34.25    42.44   45.50   43.25    45.44
        Low       $   30.25   22.63    28.00  27.13    28.50   33.00   31.38    34.50


Independent Auditors' Report

To the Board of Directors and Stockholders
Florida Rock Industries, Inc.

We have audited the accompanying consolidated balance sheets of Florida Rock Industries, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of income, Stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Florida Rock Industries, Inc. and subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
December 8, 2000

Florida Rock Industries, Inc.
Consolidated Statement of Income  Years ended September 30

(Dollars and shares in thousands except per share amounts)

                                                 2000       1999       1998

Net sales                                     $647,753    579,302     492,315
Cost of sales                                  500,006    446,779     384,566

Gross profit                                   147,747    132,523     107,749
Selling, general and administrative expenses:
    Selling, general and administrative         65,131     54,782      47,291
    Systems upgrades/year 2000 costs             1,150      6,501       2,209
    Total selling, general and administrative   66,281     61,283      49,500

Operating profit                                81,466     71,240      58,249
Interest expense                                (8,750)    (1,078)       (555)
Interest income                                    387        380         901
Gain (loss) on sales of assets                   17,726      1,683         622
Settlement of interest rate hedge agreements         -     (4,214)          -
Other income, net                                1,324      3,837         760
Income before income taxes                      92,153     71,848      59,977
Provision for income taxes                      32,439     25,291      21,117

Net income                                    $ 59,714     46,557      38,860

Earnings per common share:
    Basic                                        $3.21       2.47        2.06
    Diluted                                      $3.15       2.42        2.02

Weighted average number of shares used in
 computing earnings per common share:
    Basic                                       18,593     18,861      18,839
    Diluted                                     18,968     19,278      19,203
See accompanying notes.

Florida Rock Industries, Inc.
Consolidated Balance Sheet  September 30
(Dollars in thousands)
                                                      2000               1999
Assets
Current assets:
  Cash and cash equivalents                       $  3,372              3,726
  Accounts receivable, less allowance for
   doubtful accounts of $1,864 ($1,525 in 1999)     82,468             75,386
  Inventories                                       32,831             23,634
  Prepaid expenses and other                         4,677              4,128
  Assets held for sale                                   -             15,591

         Total current assets                     123,348            122,465
Other assets                                        30,409             14,822
Goodwill, at cost less accumulated amortization
  of $6,633 ($4,905 in 1999)                        49,744             46,964
Property, plant and equipment, at cost:
  Land                                             147,052            139,678

  Plant and equipment                              672,965            498,944
  Construction in process                           31,513            110,555
                                                   851,530            749,177
  Less accumulated depreciation and depletion      364,986            329,260
          Net property, plant and equipment        486,544            419,917
                                                 $ 690,045            604,168

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term notes payable to banks              $   2,500             33,502
  Accounts payable                                  40,624             41,590
  Dividends payable                          2,319              1,890
  Federal and state income taxes                     3,239                911
  Accrued payroll and benefits                      19,029             15,098
  Accrued insurance reserves                         3,191              2,493
  Accrued liabilities, other                         9,072              9,771
  Long-term debt due within one year                   743              2,311

          Total current liabilities                 80,717            107,566
Long-term debt                                     163,620             96,989
Deferred income taxes                               34,074             31,898
Accrued employee benefits                           14,765             14,019
Long-term accrued insurance reserves                 8,591              7,188
Other accrued liabilities                            8,329              8,250

Commitments and contingent liabilities
  (Notes 11, 15 and 16)
Stockholders' equity:
  Preferred stock, no par value;
       10,000,000 shares authorized, none issued         -                  -
  Common stock, $.10 par value;
       50,000,000 shares authorized, 18,974,618
       shares issued                                 1,897              1,897
  Capital in excess of par value                    17,549             18,249
  Retained earnings                                373,650            321,832
  Less cost of treasury stock; 397,035 shares
   (109,228 shares in 1999)                        (13,147)            (3,720)
         Total Stockholders' equity                379,949            338,258
                                                  $690,045            604,168

See accompanying notes.

Florida Rock Industries, Inc.
Consolidated Statement of Cash Flows  Years ended September 30
(Dollars in thousands)
                                                      2000     1999      1998
Cash flows from operating activities:
  Net income                                      $ 59,714   46,557    38,860
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation, depletion and amortization       51,960   38,497    33,433
     Deferred income taxes                        2,002    4,070     1,108
     Gain on disposition of property, plant and
       equipment and other assets                  (19,341)  (2,938)   (1,576)
     Net changes in operating assets and
      liabilities:
       Accounts receivable                          (3,748)  (3,154)   (8,756)
       Inventories                                  (7,304)     732    (2,948)
       Prepaid expenses and other                   (1,144)  13,787       225
       Accounts payable and accrued liabilities      7,877    8,710    12,352
     Other, net                                        644      519       201
Net cash provided by operating activities           90,660  106,780    72,899

Cash flows from investing activities:
  Purchase of property, plant and equipment       (107,271)(102,741)  (95,267)
  Proceeds from the sale of property, plant and
    equipment                                       12,104    4,524     2,305
  Additions to other assets                        (15,589)  (3,700)  (11,861)
  Proceeds from the disposition of other assets     33,766        -       199
  Business acquisitions net of cash acquired       (29,957) (95,149)        -
  Additions to notes receivable                        (77)    (155)        -
  Collection of notes receivable                        23       64       184
Net cash used in investing activities             (107,001)(197,157) (104,440)

Cash flows from financing activities:
  Proceeds from long-term debt                     143,808   75,000    14,000
  Net increase (decrease) in short-term debt       (31,002)  24,510     8,200
  Repayment of long-term debt                      (79,225)  (3,572)   (1,047)
  Exercise of employee stock options                 1,789    3,965     3,203
  Issuance of stock                           144        -         -
  Repurchase of Company common stock               (12,060)  (5,542)   (2,080)
  Payment of dividends                              (7,467)  (4,715)   (4,711)
Net cash provided by financing activities           15,987   89,646    17,565
Net decrease in cash and cash
  equivalents                                 (354)    (731)  (13,976)

Cash and cash equivalents at beginning of year       3,726    4,457    18,433
Cash and cash equivalents at end of year           $ 3,372    3,726     4,457

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest expense, net of amount capitalized   $ 9,143      682       534
     Income taxes                                  $27,423   22,569    14,549
  Noncash investing and financing activities:
     Additions to property, plant and equipment from:
       Exchanges                                   $   166      533       442
       Issuing debt                                $   480      100         -
       Other assets                                $     -        -     8,792

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturities of three months or less at the time of purchase to be cash equivalents.
See accompanying notes.
Florida Rock Industries, Inc.
Consolidated Statement of Stockholders' Equity  Years ended September 30

(Dollars in thousands except per share amounts)

                                        Capital in
                       Common Stock     Excess of    Retained   Treasury Stock
                     Shares    Amount   Par Value    Earnings   Shares  Amount


Balance at October
 1, 1997            18,974,618 $1,897  $18,053     $247,733 (195,434) $(3,068)

Shares purchased for
 treasury                                                    (71,328) (2,080)
Exercise of stock
 options                                  (195)              158,100   2,459
Tax benefits on stock
 options exercised                         938
Net income                                           38,860
Cash dividends
 ($.25 per share)                                    (4,711)
Balance at September
 30, 1998           18,974,618  1,897   18,796      281,882 (108,662) (2,689)

Shares purchased
 for treasury                                               (173,966) (5,542)
Exercise of stock
 options                                (2,007)              173,400   4,511
Tax benefit on stock
 options exercised                       1,460
Net income                                           46,557
Cash dividend ($.35
 per share)                                          (6,607)
Balance at September
 30, 1999         18,974,618  1,897   18,249      321,832 (109,228) (3,720)

Shares purchased
 for treasury                                               (366,472)(12,060)
Exercise of stock
 options                                (1,340)               74,300   2,489
Shares issued                                                  4,365     144
Tax benefit on stock
 options exercised                         640
Net income                                           59,714
Cash dividend ($.425
 share)                                                (7,896)
Balance at September
 30, 2000           18,974,618 1,897    17,549      373,650 (397,035)(13,147)



See accompanying notes.

Florida Rock Industries, Inc.
Notes to Consolidated Financial Statements

1. Accounting polices. CONSOLIDATION - The consolidated financial statements include the accounts of Florida Rock Industries, Inc. and its more than 50% owned subsidiaries ("the Company"). All significant intercompany transactions have been eliminated in consolidation. Investments in joint ventures 50% owned are accounted for under the equity method of accounting.

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

  PROPERTY, PLANT AND EQUIPMENT - Provision for depreciation of plant and equipment is computed using the straight-line method based on the following estimated useful lives:

                                                    Years
Buildings and improvements                             8-30
Machinery and equipment                                3-20
Automobiles, trucks and mobile equipment               3-8
Furniture and fixtures                                 3-10

 Depletion of sand and stone deposits is computed on the basis of units of production in relation to estimated reserves.

  GOODWILL - Goodwill is being amortized over various periods ranging from ten to forty years.

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

  RECLAMATION - The Company accrues the estimated cost of reclamation over the life of the deposit based on tons sold in relation to total estimated tons of reserves. Expenditures to reclaim land are charged to the reserve as paid.

  RISK INSURANCE - The Company has a $500,000 self-insured retention per occurrence in connection with its workers' compensation, automobile liability, and general liability insurance programs ("Risk Insurance"). The Company accrues monthly its estimated cost in connection with its portion of its Risk Insurance losses. Claims paid are charged against the reserve. Additionally, the Company maintains a reserve for incurred but not reported claims based on historical analysis of such claims.

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

  NEW ACCOUNTING REQUIREMENTS - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for
fiscal years beginning after June 15, 1999.   In June 1999, the FASB issued
SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date SFAS No. 133" which deferred the effective date to fiscal years beginning after June 15, 2000. SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at
fair value.   Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company will adopt this statement effective October 1, 2000 and it will have no impact on the consolidated financial statements.

2. Acquisitions.   On June 1, 1999, the Company completed the acquisition of
all of the common stock of Harper Brothers, Inc. and Commercial Testing, Inc.
("Harper") located in Ft. Myers, Florida for $87 million in cash.   On July 2,
1999, the Company sold the fixed assets of Harper's highway and heavy construction operations for $13.1 million in cash. The Company retained and collected the working capital of the highway and heavy construction business.
  On December 3, 1999, the Company sold Harper's sand mine and the Company's quarry operation in Ft. Myers for $33,766,000 in cash and recorded a pre-tax gain on the sale of the Company's quarry operations of $17,406,000 which is
included in gain(loss) on sales of assets.   At September 30, 1999, the Company
classified these assets as Assets Held for Sale in the accompanying Consolidated Balance Sheet.

On June 11, 1999, the Company acquired all of the common stock of Custom, LTD for $5,800,000 in cash.

On June 9, 2000, the Company completed the purchase of the concrete, block and sand operations of privately held Southern Concrete Construction Company
located in Albany, Georgia for $30.0 million in cash.   The transaction
includes the acquisition of eleven ready-mix concrete plants in southwest Georgia and one in Tallahassee, Florida, two concrete block plants and two sand
mines in southwest Georgia.   The Company subsequently sold two ready mix
plants to third parties and swapped one plant in Georgia for a plant in Florida.

These acquisitions were accounted for under purchase accounting with the purchase price allocated to the acquired assets and assumed liabilities based
on estimated fair market values.   The assets of Harper and Southern Concrete
that were sold were recorded at sales prices. The excess of the purchase price over the fair market value of the assets acquired and liabilities assumed
amounted to $43,133,00 and is being amortized over 20 to 30 years.   The
results of operations of these acquisitions since the dates of acquisition are included in the consolidated results of operations of the Company. If the Company had acquired these companies on October 1, 1998, the proforma results of operations of the Company would have been:

                                        2000           1999

                    Net sales           $666,081          620,194

                    Net income               $ 60,246           47,985

                    Earnings per share:
                         Basic               $   3.24             2.54
                         Diluted        $   3.18             2.49

3. Transactions with related parties. As of September 30, 2000 six of the Company's directors were also directors of Patriot Transportation Holding, Inc.("Patriot"). Such directors own approximately 44% of the stock of Patriot and 30% of the stock of the Company. Accordingly, Patriot and the Company are considered related parties.

   Patriot, through its transportation subsidiaries, hauls construction aggregates for the Company and customers of the Company. Patriot also hauls diesel fuel and other supplies for the Company. Charges for these services are based on prevailing market prices.

   Other wholly owned subsidiaries of Patriot lease certain construction aggregates mining and other properties and provide construction management services to the Company.

   The Company paid rents, royalties and transportation charges to subsidiaries of Patriot totaling $7,178,000 in 2000, $6,999,000 in 1999 and $6,256,000 in
1998.


   At September 30, 2000 the Company had net accounts receivable from Patriot of $337,000 and at September 30, 1999 had net accounts payable due to Patriot of $233,000.

   Prior to October 1, 1999 the Company furnished certain management and related services, including financial, tax, legal, administrative, accounting and computer, to Patriot and its subsidiaries under an agreement expiring
September 30, 2000.   Effective October 1, 1999, the Company and Patriot agreed
to amend the agreement.   Under an amended agreement, Patriot assumed
responsibility for accounting, credit and certain computer functions. Charges for such services were $582,000 in 2000, $1,656,000 in 1999 and $1,515,000 in
1998.

   In September 2000, the Company purchased interests in land containing sand mining reserves for $2,580,000 from an officer and from a trust in which two officers have a beneficial interest. The transaction including the purchase price were reviewed and approved on behalf of the Company by a committee of independent directors.

4. Inventories. Inventories at September 30 consisted of the following (in thousands):
                                         2000               1999
Finished products                       $ 21,991          18,717
Raw materials                              5,568           4,093
Work in progress                         1,701               -
Parts and supplies                         3,571             824
                                        $ 32,831          23,634

     The excess of current cost over the LIFO stated values of inventories was $4,898,000 and $3,802,000 at September 30, 2000 and 1999, respectively.

5. Other assets. Other assets at September 30 consisted of the following (in thousands):
                                         2000          1999
Real estate                              $ 2,511           1,780
Restricted cash                            2,958             822
Other                                     24,940          12,220
                                        $ 30,409          14,822

6. Lines of credit and debt. Long-term debt at September 30 is summarized as follows (in thousands):
                                           2000            1999
Unsecured notes:
  7.5%-10% notes                        $    295             834
  Revolving credit agreements            135,000          75,000
Industrial development
  revenue bonds                           21,550          22,209
7% - 12% secured notes
  and contracts                            7,518           1,257
                                         164,363          99,300
Less portion due within
    one year                                 743           2,311
                                        $163,620          96,989

   Of the industrial development revenue bonds at September 30, 2000, $7,550,000 is due between 2004 and 2021. The bonds provide for quarterly interest payments between 68.0% and 71.5% of prime rate (9.5% at September 30,
2000). The bonds are subject to Purchase and Put Agreements with several banks whereby the bondholders may, at their option, sell the bonds to the Company during the following fiscal years: $400,000 in 2001; $2,175,000 in 2002; $2,175,000 in 2003; and $700,000 in 2005. The bonds are collateralized by certain property, plant and equipment having a carrying value of $1,680,000 at September 30, 2000. In addition, the bonds are collateralized by certain properties of Patriot having a carrying value at September 30, 2000 of
$1,118,000.   The remaining $14,000,000 of industrial revenue bonds are due in 2022, and are secured by a letter of credit.  The interest rate on the
bonds is a variable rate established weekly.   For fiscal 2000, this rate
averaged 4.1%.

  The secured notes and contracts are collateralized by certain real estate having a carrying value of approximately $3,779,000 at September 30, 2000 and are payable in installments through 2011.

  The aggregate amount of principal payments due subsequent to September 30, 2000, assuming that all of the industrial development revenue bondholders exercise their options to sell the bonds to the Company is: 2001 - $743,000; 2002 - $2,423,000; 2003 - $2,527,000; 2004 - $226,000; 2005 - $135,953,000 and
subsequent years - $22,491,000.

  On June 28, 2000, the Company entered into a new $200,000,000 revolving credit facility, which is syndicated through a group of five commercial banks.
 The credit facility consists of a five-year unsecured revolving credit
agreement that expires on June 28, 2005.   Interest is currently payable at
62.5 basis points over the London interbank rate.   A commitment fee is paid
on the unused portion of the total credit.   At September 30, 2000,
$135,000,000 was outstanding under the credit agreement and classified as long-term debt.

  The credit agreement contains financial covenants requiring the Company to maintain certain debt to total capitalization and interest coverage ratios.
 In addition, the covenants restrict the Company's activities regarding
investments, leasing and borrowing and payment of dividends.   As of September
30, 2000, $61,796,000 of consolidated retained earnings was not restricted as to payment of cash dividends. At September 30, 2000, the Company was in compliance with all covenants contained in the credit agreement.

  The Company also has available short-term lines of credit from four banks
aggregating $45,000,000.   At September 30, 2000, $42,500,000 was available
for borrowing.   Under these lines the Company may borrow funds for a period of one to ninety days. There is no commitment fee and the banks can terminate the lines at any time. The interest rate is determined at the time of each borrowing. The weighted average interest rates on such borrowings at September 30, 2000 and 1999 were 6.8% and 5.9%, respectively.

  The Company capitalized interest cost on qualified construction projects of $1,327,000 in 2000, $3,256,000 in 1999, $1,248,000 in 1998.

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

   In the event that any Person or group of affiliated or associated Persons (an "Acquiring Person") acquires beneficial ownership of 15% or more of the Company's outstanding common stock, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the Right.
An Acquiring Person excludes any Person or group of affiliated or associated Persons who were beneficial owners, individually or collectively, of 15% or more of the Company's Common Shares on May 4, 1999.

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

8. Stock option plan. The Company has a stock option plan under which options for shares of common stock may be granted to directors, officers and key employees. At September 30, 2000, 4,500 shares of common stock were available for future grants.

Option transactions for the fiscal years ended September 30 are summarized as follows:
                              2000              1999                 1998
                               Average            Average             Average
                     Options Price(1) Options Price(1) Options Price(1) Shares under option:
  Outstanding at
   beginning of year 1,121,000   15.43  1,307,700   15.31  1,468,800    15.20
  Granted               77,500   36.38          -       -          -        -
  Exercised            (74,300)  15.46   (173,400)  14.44   (158,100)   14.32
  Canceled              (5,400)  27.50    (13,300)  16.38     (3,000)   16.41

Outstanding at end of
  year                1,118,800  16.81  1,121,000   15.43  1,307,700    15.31

 Options exercisable at
   end of year          712,900           587,800            558,700
(1) Weighted average exercise price
The following table summarizes information concerning stock options outstanding at September 30, 2000.
                    Options        Options        Remaining
Exercise Price      Outstanding         Exercisable           Life
$  12.375                  27,000           27,000          1.7 years
   12.5625                217,200          217,200          1.7 years
   13.96875                35,000           35,000          1.3 years
   16.4063                765,100          433,700          6.5 years
   36.325                  74,500                -          9.3 years

     Total                1,118,800      712,900

Remaining non-exercisable options as of September 30, 2000 become exercisable as follows: 2001-180,600, 2002-180,600, 2003 - 14,900, 2004 - 14,900 and 2005 -
14,900.

  Options granted have been at a price equal to the fair market value of the Company's common stock on the dates of grant. The options expire from seven to ten years from the date of grant and become exercisable in cumulative installments of 20% each year after a one year waiting period from the date of grant.

  If compensation cost for stock option grants had been determined based on the Black-Scholes option pricing model value at the grant date for options awarded since October 1, 1996 consistent with the provisions of SFAS No. 123, the Company's net income, basic and diluted earnings per share would have been:
                         2000           1999           1998

Pro forma net earnings        $58,896        45,840         38,145
Pro forma basic earnings
   per share             $  3.17          2.43           2.02
Pro forma diluted earnings
   per share             $  3.11          2.38           1.99

The SFAS 123 method has not been applied to options granted prior to October 1, 1996, and the pro forma compensation expense may not be indicative of pro forma expense in future years. The fair value of options granted in fiscal 2000 was estimated to be $15.35 on the date of grant using the following assumptions; dividend yield of 1.1%, expected volatility of 31.2%, risk-free interest rates of 6.7% and expected lives of 7 years.

On October 4, 2000, the Board of Directors adopted a stock option plan for the issuance of up to 750,000 shares of common stock subject to the approval of Shareholders at the Annual Meeting in February 2001.

9. Income taxes. The provision for income taxes for the fiscal years ended September 30 consisted of the following (in thousands):
                                     2000              1999         1998
Current:
  Federal                         $ 25,776        18,163          16,195
  State                              4,661         3,352           2,926
                                    30,437        21,515          19,121
Deferred                             2,002         3,776           1,996
  Total                           $ 32,439        25,291          21,117

   A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate follows (in thousands):
                                        2000           1999        1998
Amount computed at statutory
  Federal rate                     $32,254        25,147         20,992
Effect of percentage depletion      (3,160)       (2,720)        (2,287)
State income taxes (net of Federal
  income tax benefit)                3,185         2,512          2,078
Other, net                             160           352            334
Provision for income taxes         $32,439        25,291         21,117

   The types of temporary differences and their related tax effects that give rise to deferred tax assets and deferred tax liabilities at September 30 are presented below:
                                    2000               1999
Deferred tax liabilities:
 Basis difference in property,
  plant and equipment             $ 43,675        41,435
 Other                               2,724         1,999
  Gross deferred tax liabilities    46,399        43,434

Deferred tax assets:
 Insurance reserves                  4,566         3,768
 Other accrued liabilities           8,714         8,465
 Other                               1,602         1,686
 Gross deferred tax assets          14,882        13,919
Net deferred tax liability        $ 31,517        29,515

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

   Net periodic pension cost (income) for fiscal years ended September 30 included the following components (in thousands):

                                            2000        1999            1998
Service cost-benefits earned during
  the period                            $    254         273             301
Interest cost on projected benefit
  obligation                               1,361       1,321           1,300
Return on assets                          (2,394)     (2,389)         (2,002)
Amortization of net asset and prior
  service cost                               (93)        (93)            (93)
Cost of early retirement program               -           -               -

Net periodic pension income             ($   872)    (   888)          ( 494)

  Assumptions used in determining the net periodic pension cost (income) for 2000 are discount rate of 7.75%, rate of increase in compensation levels of 5% and expected long-term rate of return on assets of 9% and for 1999 and 1998 are discount rate of 7.25%, rate of increase in compensation levels of 5% and expected rate of return on assets of 9%.

  The following table provides for the retirement plan a reconciliation of benefit obligations, the funded status and the amounts included in the Company's consolidated balance sheet at September 30 (in thousands):





                                         2000              1999

Change in benefit obligation
  Balance beginning of year              $19,337        19,085
  Service cost                               254           273
  Interest cost                            1,361         1,321
  Actuarial gain                            (980)         (282)
  Benefits paid                           (1,017)       (1,060)

  Balance end of year                   $18,955     19,337

Change in plan assets
  Balance beginning of year              $25,178        24,383
  Actual return on assets                    764         1,855
  Expenses                                (116)            -
  Benefits paid                           (1,017)       (1,060)

  Balance end of year                    $24,809        25,178

Funded status                      $ 5,854         5,841
Unrecognized net actuarial gain           (3,591)       (4,357)
Unrecognized net obligation                 (345)         (432)
Unrecognized prior service cost               18            12

Prepaid benefit cost                    $ 1,936         1,064

     Union employees are covered by multi-employer plans not administered by the Company. Payments of $140,000, $183,000 and $406,000 were made to these plans during fiscal 2000, 1999 and 1998, respectively.

     Additionally, the Company and certain subsidiaries have savings/profit sharing plans for the benefit of qualified employees. The savings feature of the plans incorporates the provisions of Section 401(k) of the Internal Revenue Code. Under the savings feature of the plans, eligible employees may elect to save a portion (within limits) of their compensation on a tax deferred basis. The Company contributes to a participant's account an amount equal to 50% (with certain limits) of the participant's contribution. Additionally, the Company and certain subsidiaries may make annual contributions to the plans as determined by the Board of Directors, with certain limitations. The plans provide for deferred vesting with benefits payable upon retirement or earlier termination of employment. The total cost of the plans was $7,189,000 in 2000; $6,649,000 in 1999 and $5,449,000 in
1998.

    The Company has a management security plan for certain officers and key employees. The accruals for future benefits are based upon the remaining years to retirement of the participating employees. The Company has purchased life insurance on the lives of the participants to partially fund this benefit and it is the owner and beneficiary of such policies. The expense for fiscal 2000, 1999 and 1998 was $1,934,000, $1,968,000, and
$1,974,000, respectively.

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

     The following table for the retiree health care plan provides a reconciliation of benefit obligations, the funded status and the amounts included in the Company's consolidated balance sheet at September 30 (in thousands):

                                            2000        1999
 Change in benefit obligation
   Balance beginning of year             $ 2,519        2,571
   Service cost                               96          118
   Plan Participant Contributions            132            -
   Interest cost                             148          169
   Actuarial gain                           (370)        (202)
   Benefits paid                            (406)        (137)
   Balance end of year                  $ 2,119        2,519

 Change in plan assets
   Balance beginning of year             $     0            0
   Employer contributions                    274          138
   Plan Participant Contributions            132            -
   Benefits paid                            (406)        (138)
   Balance end of year                   $     0            0

Funded status                      $(2,119)      (2,519)
Unrecognized net gain                       (313)          44
Unrecognized prior service cost              (21)         (25)

Accrued postretirement benefit costs     $(2,453)      (2,500)


     Net periodic postretirement benefit cost for fiscal years ended September 30 includes the following components (in thousands):
                                            2000         1999      1998
Service cost of benefits earned
 during the period                     $      96          118       123
Interest cost on APBO                        148          169       173
Net amortization and deferral                (17)         (57)     (207)

Net periodic postretirement benefit
 cost                                  $     227          230        89

     The discount rate used in determining the Net Periodic Postretirement Benefit Cost and the APBO was 7.75% for 2000 and 7.25% for 1999 and 1998.

11. Leases. Certain plant sites, office space and equipment are rented under operating leases. Total rental expense, excluding mineral leases, for fiscal 2000, 1999 and 1998 was $4,761,000, $5,536,000 and $4,402,000, respectively.
Future minimum lease payments under operating leases with an initial or remaining noncancelable term in excess of one year, exclusive of mineral
leases, at   September 30,  2000  are  as  follows:  2001-$1,267,000;
2002-$1,248,000; 2003-$1,178,000; 2004-$1,181,000; 2005-$933,000 after
2005-$5,118,000. Certain leases include options for renewal. Most leases require the Company to pay for utilities, insurance and maintenance.

12. Gain (loss) on sale of assets and other income. The Company recorded a gain on the sale of certain real estate and quarry assets of $17,726,000 in 2000; $1,683,000 in 1999 and $622,000 in 1998. See note 2 for a discussion of the sale of quarry assets in 2000. Included in other income for 1999 is $2,801,000 ($1,996,000 was recorded in the fourth quarter) of income from settlements of class action lawsuits.

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

    The Company has identified three business segments, each of which is
managed separately along product lines.   All the Company's operations are in
the Southeastern and mid-Atlantic states.   The Aggregates segment mines,
processes and sells construction aggregates.   The Concrete products segment
produces and sells ready-mix concrete and other concrete products.   The
Cement and Calcium products segment currently produces and sells cement and calcium products to customers in Florida and Georgia.

    Operating results and certain other financial data for the Company's business segments are as follows (in thousands):
                                         2000          1999      1998
              Revenues
                  Aggregates                 $235,036    214,729   176,652
                  Concrete products           452,908    399,325   349,011
                  Cement and calcium           24,807      3,623     1,032
                  Intersegment sales          (64,998)   (38,375)  (34,380)

               Total revenues             $647,753    579,302   492,315

                Operating profit
               Aggregates                  $ 49,831     45,622    30,901
               Concrete products            44,969     45,412    41,446
               Cement and calcium            4,151        111      (563)
               Corporate overhead          (17,485)   (19,905)  (13,535)

               Total operating profit     $ 81,466     71,240     58,249

              Identifiable assets, at year end
               Aggregates                 $309,658    298,014    223,006
               Concrete products           211,903    168,781    143,600
               Cement and calcium          121,181    103,037     60,713
               Unallocated corporate assets 33,420     29,434     19,573
               Cash items                    3,372      4,658      4,457
               Investments in affiliates    10,511        244        207

               Total identifiable assets  $690,045    604,168    451,556

              Depreciation, depletion and
                amortization
               Aggregates                 $ 24,715     22,131     20,227
               Concrete products            18,427     14,839     12,458
               Cement and calcium            5,413        642        266
               Other                         3,405        885        482
               Total depreciation, depletion
                 and amortization         $ 51,960     38,497     33,433

              Capital expenditures
               Aggregates                 $ 50,059     46,824     41,022
               Concrete products            52,843     32,112     19,914
               Cement and calcium           20,132     42,603     40,921
               Other                         4,566     10,528      2,644

               Total capital expenditures $127,600    132,067    104,501


14. Fair values of financial instruments. At September 30, 2000 and 1999 the carrying amount reported in the balance sheet for cash and cash equivalents, notes receivable, short-term notes payable to banks, revolving credit and industrial development revenue bonds approximate their fair value. The fair values of the Company's other long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At September 30, 2000 the carrying amount and fair value of such other long-term debt was $1,792,000 and $1,860,000, respectively. At September 30, 1999 the carrying amount and fair value of such other long-term debt was $2,091,000 and $2,167,000, respectively.

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

16. Commitments. At September 30, 2000, the Company had placed orders and was committed to purchase equipment costing approximately $5,647,000.

Directors and Officers

Directors

Edward L. Baker (1)(4)
Chairman of the Board
of the Company

John D. Baker II (1)(4)
President and Chief Executive Officer
of the Company

Thompson S. Baker II
Vice President of the Company

Alvin R. (Pete) Carpenter (3)(4)
Vice Chairman of CSX Corporation

Charles H. Denny III (2)
Investments

Luke E. Fichthorn III (2)(3)(4)
Private Investment Banker,
Twain Associates and Chairman of the
Board and Chief Executive Officer of
Bairnco Corporation

Francis X. Knott (2)
Chairman of Partners Management
Company, LLC and Partners Realty Trust, Inc.

Radford D. Lovett (3)(4)
Chairman of the Board of
Commodores Point Terminal Corp.

C. J. Shepherdson
Vice President of the Company

G. Kennedy Thompson (2)(4)
President and Chief Executive Officer,
First Union Corporation

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

Clarron E. Render Jr.
Vice President
President, Northern Concrete Group

Thompson S. Baker II
Vice President
President, Aggregates Group

James J. Gilstrap
Vice President, Treasurer and
Chief Financial Officer

Wallace A. Patzke Jr.
Vice President and
Chief Accounting Officer

Dennis D. Frick
Secretary
Corporate Counsel

Stephen C. Travis
Controller

John W. Green
Assistant Secretary
Director of Corporate Credit

Florida Rock Industries, Inc.

General Office:  155 East 21st Street
Jacksonville, Florida  32206
Telephone:  (904) 355-1781

Annual Meeting

Shareholders are cordially invited to attend the Annual Stockholders Meeting which will be held at 9 a.m. local time, on Wednesday, February 7, 2001, at the general offices of the Company, 155 East 21st Street, Jacksonville, Florida.

Transfer Agent

First Union Customer Information Center
Corporate Trust Client Services NC-1153
1525 West W.T. Harris Boulevard - 3C3
Charlotte, NC 28288-1153
Telephone: 1-800-829-8432

General Counsel

Lewis S. Lee, Esquire
McGuireWoods LLP
Jacksonville, Florida

Independent Auditors

Deloitte & Touche LLP
Jacksonville, Florida

Common Stock Listed

New York Stock Exchange
(Symbol:  FRK)
Form 10-K

Stockholders may receive without charge a copy of Florida Rock Industries, Inc.'s annual report to the Securities and Exchange Commission on Form 10-K by writing to the Treasurer at P.O. Box 4667, Jacksonville, Florida 32201.