Form 10-Q
period 2000-12-31
FLORIDA ROCK INDUSTRIES INC
filed 2001-02-07
CIK 37651

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark one)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 2001: 18,578,667 shares of $.10 par value common stock.
                           FLORIDA ROCK INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                              December 31,     September 30,
                                                  2000             2000
ASSETS
Current assets:
 Cash and cash equivalents                     $    3,277            3,372
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $2,164 ($1,864 at September 30, 2000)            76,080           82,468
 Inventories                                       32,158           32,831
 Prepaid expenses and other                         5,883            4,677
  Total current assets                            117,398          123,348
Other assets                                       27,746           30,409
Goodwill, at cost less accumulated amortization
 of $7,133($6,633 at September 30,2000)            49,245           49,744
Property, plant and equipment, at cost:
 Land                                             149,867          147,052
 Plant and equipment                              672,372          672,965
 Construction in process                           40,476           31,513
                                                  862,715          851,530
 Less accumulated depreciation,
  depletion and amortization                      377,171          364,986
  Net property, plant and equipment               485,544          486,544
                                               $  679,933          690,045
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $   14,200            2,500
 Accounts payable                                  33,914           40,624
 Dividends payable                                  2,322            2,319
 Federal and state income taxes                     5,132            3,239
 Accrued payroll and benefits                      11,098           19,029
 Accrued insurance reserve                          5,824            3,191
 Accrued liabilities, other                         6,801            9,072
 Long-term debt due within one year                   743              743
  Total current liabilities                        80,034           80,717

Long-term debt                                    147,329          163,620
Deferred income taxes                              34,074           34,074
Accrued employee benefits                          15,071           14,765
Long-term accrued insurance reserves                7,305            8,591
Other accrued liabilities                           7,851            8,329
Stockholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 18,974,618 shares issued       1,897            1,897
 Capital in excess of par value                    17,549           17,549
 Retained earnings                                382,154          373,650
 Less cost of treasury stock, 402,451
  shares (397,035 shares at September
  30, 2000)                                       (13,331)         (13,147)
  Total stockholders' equity                      388,269          379,949
                                               $  679,933          690,045
See accompanying notes.

                       FLORIDA ROCK INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  (In thousands except per share amounts)
                                (Unaudited)



                                            Three Months ended
                                               December 31,
                                             2000       1999


Net sales                                  $162,620    155,111
Cost of sales                               125,911    120,829

Gross profit                                 36,709     34,282

Selling, general and administrative expense:
 Selling, general and administrative         17,279     15,052
 System upgrades/Year 2000 costs                  -        420
   Total selling, general and
     administrative                          17,279     15,472


Operating profit                             19,430     18,810

Interest expense                             (2,789)      (509)
Interest income                                  30         23
Other income, net                                40     17,209

Income before income taxes                   16,711     35,533
Provision for income taxes                    5,882     12,505

Net income                                 $ 10,829     23,028

Earnings per share:
 Basic                                        $ .58       1.23
 Diluted                                      $ .57       1.20

Cash dividends per common share               $.125        .10

Weighted average shares used
in computing earnings per share:
 Basic                                       18,576     18,752
 Diluted                                     18,946     19,118


See accompanying notes.

                       FLORIDA ROCK INDUSTRIES, INC.
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                              (In thousands)
                                (Unaudited)

                                                    2000             1999
Cash flows from operating activities:
  Net income                                          $10,829           23,028
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization           15,192           10,982
    Net changes in operating assets and
     liabilities:
     Accounts receivable                                6,374           (5,058)
     Inventories                                          673             (435)
     Prepaid expenses and other                        (1,205)          (2,390)
     Accounts payable and accrued liabilities         (13,845)           4,395
  Gain on disposition of property, plant and
     equipment and assets held for sale                   (74)         (17,125)
  Other, net                                              339              379

 Net cash provided by operating activities             18,283           13,776

Cash flows from investing activities:
  Purchase of property, plant and equipment           (10,540)         (24,032)
  Proceeds from the sale of property, plant and
   equipment                                              172              119
  Additions to other assets                              (927)         (11,953)
  Proceeds from the disposition of asset
     held for sale                                          -           34,300
  Collections of notes receivable                          13                6

Net cash used in investing activities                 (11,282)          (1,560)

Cash flows from financing activities:
  Proceeds from long-term debt                          3,737                -
  Net increase short-term debt                         11,700            6,000
  Repayment of long-term debt                         (20,027)          (6,272)
  Exercise of employee stock options                        -               32
  Repurchase of Company stock                            (184)          (9,339)
  Payment of dividends                                 (2,322)          (1,890)

Net cash used in financing activities                  (7,096)         (11,469)

Net decrease in cash and cash equivalents                 (95)             747
Cash and cash equivalents at beginning of year          3,372            3,726

Cash and cash equivalents at end of period            $ 3,277          $ 4,473


See accompanying notes.

                       FLORIDA ROCK INDUSTRIES, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             DECEMBER 31,2000
                                (Unaudited)

(1)  Basis of Presentation

     The accompanying consolidated condensed financial statements include the accounts of the Company and its more than 50% owned subsidiaries. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months ended December 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2001. The accompanying consolidated condensed financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 2000.

(2)  Inventories

     Inventories consisted of the following (in thousands):

                                              December 31,   September 30,
                                                  2000          2000

      Finished products                         $ 21,726       21,991
      Raw materials                                5,624        5,568
      Work in progress                             1,209        1,701
      Parts and supplies                           3,599        3,571
                                                $ 32,158       32,831

(3)  Other Income

     The Company was subject to final judgment entered on October 13, 1999, by the United States District Court, Middle District of Florida, in an action brought by the United States requiring the Company to divest itself of a sand mine acquired in May 1999 and the
     Company's quarry operations in Ft. Myers.   On December 3, 1999, the
     Company sold these assets for $33,766,000 in cash and recorded a pretax gain on the sale of the Company's quarry operations of $17,406,000 (of which $17,006,000 was recognized in the first quarter of fiscal 2000) which is included in other income.


(4)  Acquisition

     On June 9, 2000, the Company purchased the concrete, block and sand operations of privately held Southern Concrete Construction Company
     located in Albany, Georgia for $30.0 million in cash.   The
     transaction includes the acquisition of eleven ready-mix concrete plants in southwest Georgia and one in Tallahassee, Florida, two concrete block plants and two sand mines in southwest Georgia. The Company subsequently sold two ready-mix plants to third parties and swapped one concrete plant in Georgia for a concrete plant in Florida.
 This acquisition was accounted for under purchase accounting with the purchase price allocated to the acquired assets and assumed
liabilities based on estimated fair market values.   The estimated
fair market value of the assets acquired and liabilities assumed were considered to the best estimates as of the acquisition dates and may
be adjusted as more information is obtained.     The excess of the
purchase price over the fair market value of the assets acquired and liabilities assumed amounted to $5,074,000 and is being amortized over 10 to 20 years.

The results of operations of this acquisition since the date of acquisition are included in the consolidated results of operations of
the Company.   If the Company made this acquisition on October 1,
1999, the proforma results of operation of the Company for the three months ended December 31, 1999 would have been:

                      Net sales               $161,521
                      Net income              $ 23,154
                      Earnings per share:
                        Basic                 $   1.23
                        Diluted               $   1.21

(5)  Business Segments

     The Company has identified three business segments, each of which is
     managed separately along product lines.   The Company's operations
     are primarily in the Southeastern and mid-Atlantic states. The Aggregates segment mines, processes and sells construction
     aggregates.   The Concrete  products segment produces and sells
     ready-mix concrete and other concrete products.   The Cement and
     Calcium products segment produces and sells cement and calcium products to customers in Florida and Georgia.

     Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                                                  2000       1999
     Revenue
        Aggregates                              $ 54,364     58,539
        Concrete                                 115,503    106,466
        Cement and calcium                        11,600        977
        Intersegment sales                       (18,847)   (10,871)

        Total revenues                          $162,620    155,111




     Operating profit
        Aggregates                                10,726     12,155
        Concrete products                          9,348     10,996
        Cement and calcium                         2,758       (371)
        Corporate overhead                        (3,402)    (3,970)
        Total operating profit                   $ 19,430     18,810

     Identifiable assets, at quarter end
        Aggregates                              $301,889    297,007
        Concrete products                        209,344    177,486
        Cement and calcium                       120,447    108,800
        Unallocated corporate assets              34,545     32,053
        Cash items                                 3,277      4,473
        Investments in affiliates                 10,431        262
        Total identifiable assets               $679,933    620,081


(6)  Supplemental Disclosures of Cash Flow Information

     Cash paid during the three months ended December 31, 2000 and 1999 for certain expense items are (in thousands):

                                              2000          1999
      Interest expense, net of
       amount capitalized                   $ 2,924           481
      Income taxes                          $ 3,989         1,062

      The following schedule summarizes noncash investing and financing activities for the three months ended December 31, 2000 and 1999 (in thousands):

                                               2000          1999

       Additions to property, plant
        and equipment from:
          Exchanges                         $    13            49
          Using escrow cash included
            in other assets                 $ 2,605             -

(7)  Related Party Transactions

In November 2000, the Company purchased two parcels of land for $2,607,000 from Patriot Transportation Holding, Inc. an
affiliate.   The transaction including the purchase price were
reviewed and approved on behalf of the Company by a committee of independent directors after obtaining independent appraisals.

(8)  Contingent Liabilities

     The Company and its subsidiaries are subject to legal proceedings and claims arising out of their businesses that cover a wide range of matters. Additional information concerning these matters and other matters is presented in
     Note 15 to the consolidated financial statements included in the Company's 2000 Annual Report to stockholders, Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 2000, and Item 1 "Legal Proceedings" of the Company's Form 10-Q for the quarter ended December 31, 2000, and such information is incorporated herein by reference.


               MANAGEMENT'S DISCUSSION AND ANALYSIS
Operating Results

For the first quarter of fiscal 2001, ended December 31, 2000, consolidated net sales increased 4.8% to $162,600,000 from $155,111,000 in the same quarter last year. The increase in sales was primarily attributable to gross profit contribution from the cement plant, an increase in concrete products volume, sales from the cement plant and increased average prices over last year. These increases were partially offset by reduced aggregate volumes and the first two months of fiscal 1999 included the revenues of the Ft. Myers quarry
which was sold on December 3, 1999.   The reduction in aggregates
volumes was due to the unseasonably cold weather during the quarter in the Company's markets and the suspension of operations at one of the Company's quarries which was closed at the end of the first quarter of fiscal 2000.

Gross profit increased 7.1% to $36,709,000 from $34,282,000 last year. The increase in gross profit was primarily attributed to gross profit contribution from the cement plant, higher sales prices and last year included expenses attributable to the start up of the cement plant which reduced gross profit $575,000. Gross profit margin increased to 22.6% from 22.1% last year primarily as higher material, driver and fuel costs related to concrete sales this year were more than offset by the cement plant start up expenses experienced last year.

Selling, general and administrative expense increased 11.7% to
$17,279,000 from $15,472,000 last year. Selling, general and administrative expense increased to 10.6% of sales from 10.0% last
year.   The increase was primarily attributable to higher depreciation expense, increased amortization of goodwill and additional administrative costs associated with acquisitions and the cement operations.

Interest expense increased to $2,789,000 from $509,000 last year as a result of higher average debt outstanding, an increase in the average interest rate and by a decrease in the amount of interest capitalized. For the first quarter of fiscal 2001, no interest was capitalized as compared to $1,327,000 last year.

Included in other income for the first quarter of fiscal 2000 is a pre-tax gain of $17,006,000 recognized as a result of the sale of the Ft. Myers quarry, as discussed in Note 3 to the financial statements.


Summary and Outlook. Overall economic conditions in the Company's markets are expected to remain stable in the near term for the industry and Company despite indications that the economy and growth is likely to slow this year. Demand for construction aggregates and concrete products should remain stable to weather conditions. Residential construction is predicted to level off or decline modestly in the Company's markets but should continue at healthy levels. Non-residential construction remains strong in Florida although there are indications of increased vacancy and reduced activity in some markets. There are indications that construction activity tied to public spending (TEA 21) for federal highways and infrastructure is picking up.

As usual at this time of year, winter weather can adversely affect the
operating conditions in many of our markets.   The Company for the
past three years has enjoyed unseasonably mild weather conditions during the second fiscal quarter in what typically has been a down quarter because of harsh weather.

Based on current forecasts the Company's outlook is for continued growth and profitability.

Financial Condition

Based on current expectations, management believes that its internally generated cash flow and access to existing credit facilities are sufficient to meet the liquidity requirements necessary to fund operations, capital requirements, debt service and future dividends
payments.   It may be necessary to obtain additional levels of
financing if opportunities arise for the Company to make a strategic acquisition.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 2000 and such information is incorporated herein by reference.

Cement Plant.   The Company commenced the construction of the cement
plant near Newberry, Alachua County, Florida in March 1997 and construction was completed and production began in the first half of
fiscal 2000.   The cement segment contributed operating profit for the
first quarter of fiscal 2001 of $2,758,000 versus a loss of $371,000
last year.   While cement shipments were slightly below expectations
for the first quarter of fiscal 2001, January 2001 shipments showed real improvement leading management to predict that total 2001 fiscal year shipments should still exceed ninety percent of the plant's 750,000 tons of permitted capacity.

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

Forward-Looking Statements.   Certain matters discussed in this report
contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially
from those indicated by such forward-looking statements.   These
forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources, and may be indicated by words or phrases such as "anticipate," "estimate," "plans," "project," "continuing," "ongoing," "expects," "management believes," "the Company believes," "the Company intends" and similar words or phrases. The following factors are among the principal factors that could cause
actual results to differ materially from   the forward-looking
statements: availability and terms of financing; the weather; competition; levels of construction activity in the Company's markets; cement shipments; fuel costs; transportation costs; inflation; quality and quantities of the Company's aggregates reserves; and management's ability to determine appropriate sales mix, plant location and capacity utilization.

Quantative and Qualitative Disclosures About Market Risks. There are no material changes to the disclosures made in Form 10-K for the fiscal year ended September 30, 2000 on this matter.


                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

In November 2000, the United States Environmental Protection Agency through the offices of the United States Attorney for the District of Columbia commenced an investigation of DC Materials, Inc. and Cardinal Concrete Company, both subsidiaries of Florida Rock Industries, Inc., with respect to a parcel of real property leased by DC Materials, Inc.
in the District of Columbia.   The investigation consists of looking
into possible violations of the Clean Water Act in connection with the discharge of runoff water at the aforementioned site. Florida Rock Industries and its subsidiaries are cooperating fully with the
investigation, which is still continuing.   The outcome on the Company
cannot be determined at this time.


Note 15 to the consolidated financial statements included in the Company's 2000 Annual Report to stockholders, and Item 3 "Legal
Proceedings" of the Company's Form 10-K for fiscal 2000 are incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page 13 of this Form 10-Q.

(b) Reports on Form 8-K. During the three months ended December 31, 2000, no reports on Form 8-K were filed.



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 7, 2001                     FLORIDA ROCK INDUSTRIES, INC.


                                JOHN D. MILTON, JR.
                                John D. Milton, Jr.
                                 Executive Vice President,
                                 Treasurer and Chief Financial
                                 Officer


                                WALLACE A PATZKE, JR.
                                Wallace A. Patzke, Jr.
                                 Vice President and Chief
                                  Accounting Officer

                FLORIDA ROCK INDUSTRIES, INC.
     FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2000

                       EXHIBIT INDEX

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

(4)(b)(1) Credit Agreement dated as of June 28, 2000 among Florida Rock Industries, Inc.; First Union National Bank,; Bank of America, N.A.; SunTrust Bank; and
               First Union Securities, Inc.   Previously filed with
               Form 10-Q for the quarter ended June 30, 2000.   File
               No. 1-7159.

(4)(c) The Company and its consolidated subsidiaries have other long-term debt agreements which do not exceed 10% of the total consolidated assets of the Company and its subsidiaries, and the Company agrees to furnish copies of such agreements and constituent documents to the Commission upon request.

(4)(d)         Rights Agreements, dated as of May 5, 1999 between the
               Company and First Union National Bank.   Previously,
               filed as Exhibit 4 to the Company's Form 8-K dated May 5, 1999. File No.1-7159.

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

(10)(j) Various mining royalty agreements with FRTL or its subsidiary, none of which are presently believed to be material individually, but all of which may be material in the aggregate. Previously filed with Form 10-K for the fiscal year ended September 30, 1986. File No. 1-7159.

(10)(k)        Florida Rock Industries, Inc. 1991 Stock Option Plan.
               Previously filed with Form 10-K for the fiscal year ended September 30, 1992. And February 1, 1995 Amendment to Florida Rock Industries, Inc. 1991 Stock Option Plan. Previously filed as appendix to the Company's Proxy Statement dated December 15, 1994. File No. 1-7159.

(10)(l) Form of Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as collateral between Florida Rock Industries, Inc. and each of Edward L. Baker and John D. Baker, II with aggregate face amounts of $5.4 million and $8.0 million,
               respectively.   Previously filed with Form 10-Q for
               the quarter ended June 30, 1997.   File 1-7159.


(10)(m)   Florida Rock Industries, Inc. 1996 Stock Option Plan.
          Previously filed as appendix to the Company's Proxy
          Statement dated December 18, 1995.  File No. 1-7159.

(10)(n)   Florida Rock Industries, Inc. 2000 Stock Option Plan.
          Previously filed as an exhibit to the Company's Proxy
          Statement dated December 20, 2000.  File No. 1-7159

(11)           Computation of Earnings Per Common Share.

(27)      Financial Date Schedule

(99) Item 3. "Legal Proceedings" and Note 15 of the Notes to Financial Statements included in the Company's
          Form 10-K for the year ended September 30, 2000.