Form 10-Q
period 2001-03-31
FLORIDA ROCK INDUSTRIES INC
filed 2001-05-03
CIK 37651

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2001: 18,630,793 shares of $.10 par value common stock.


                            FLORIDA ROCK INDUSTRIES, INC.
	CONSOLIDATED CONDENSED BALANCE SHEET
	(In thousands)
	(Unaudited)

                                               March  31,      September 30,
                                                  2001             2000
ASSETS
Current assets:
 Cash and cash equivalents                     $    2,560            3,372
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $2,244 ($1,864 at September 30, 2000)            80,778           82,468
 Inventories                                       33,435           32,831
 Prepaid expenses and other                         9,087            4,677
  Total current assets                            125,859          123,348
Other assets                                       34,872           30,409
Goodwill at cost less accumulated amortization
  of $7,619 ($6,633 at September 30, 2000)         48,759           49,744
Property, plant and equipment, at cost:
 Land                                             149,436          147,052
 Plant and equipment                              679,631          672,965
 Construction in process                           43,989           31,513
                                                  873,049          851,530
 Less accumulated depreciation,
  depletion and amortization                      385,355          364,986
  Net property, plant and equipment               487,701          486,544
                                               $  697,191          690,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $   13,200            2,500
 Accounts payable                                  34,288           40,624
 Dividends payable                                  2,328            2,319
 Federal and state income taxes                         -            3,239
 Accrued payroll and benefits                      11,041           19,029
 Accrued insurance reserve                          5,883            3,191
 Accrued liabilities, other                         9,084            9,072
 Long-term debt due within one year                   744              743
  Total current liabilities                        76,568           80,717

Long-term debt                                    152,294          163,620
Deferred income taxes                              38,468           34,074
Accrued employee benefits                          15,374           14,765
Long-term accrued insurance reserves                7,305            8,591
Other accrued liabilities                           7,207            8,329
Stockholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 18,974,618 shares issued       1,897            1,897
 Capital in excess of par value                    17,071           17,549
 Retained earnings                                392,443          373,650
 Less cost of treasury stock, 345,625
  shares (397,035 shares at September 30,2000)    (11,436)         (13,147)
  Total stockholders' equity                      399,975          379,949
                                               $  697,191          690,045
See accompanying notes.

	FLORIDA ROCK INDUSTRIES, INC.
	CONSOLIDATED CONDENSED STATEMENT OF INCOME
	(In thousands except per share amounts)
	(Unaudited)



                                        Three Months ended    Six Months ended
                                            March 31,            March 31,
                                         2001       2000       2001     2000


Net sales                               $163,052   151,768   325,672   306,879
Cost of sales                            123,749   121,373   249,660   242,202

Gross profit                              39,303    30,395    76,012    64,677

Selling, general and administrative expense:
 Selling, general and administrative      19,381    15,488    36,660    30,540
 System upgrades/Year 2000 costs               -       730         -     1,150
   Total selling, general and
     administrative                       19,381    16,218    36,660    31,690

Operating profit                          19,922    14,177    39,352    32,987

Interest expense                          (2,770)   (2,331)   (5,559)   (2,840)
Interest income                                5       180        35       203
Other income, net                          2,313       803     2,353    18,012

Income before income taxes                19,470    12,829    36,181    48,362
Provision for income taxes                 6,854     4,515    12,736    17,020

Net income                              $ 12,616     8,314    23,445    31,342

Earnings per share:
 Basic                                      $.68       .45      1.26      1.68
 Diluted                                    $.66       .44      1.23      1.65

Cash dividends per common share            $.125       .10       .25       .20

Weighted average shares used
in computing earnings per share:
 Basic                                    18,600    18,514    18,588    18,634
 Diluted                                  19,013    18,889    18,984    19,005


See accompanying notes.

	FLORIDA ROCK INDUSTRIES, INC.
	CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
     SIX MONTHS ENDED MARCH 31, 2001 AND 2000
	(In thousands)
	(Unaudited)

                                                        2001             2000
Cash flows from operating activities:
  Net income                                          $23,445           31,342
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization           30,416           23,189
    Net changes in operating assets and liabilities:
     Accounts receivable                                1,812          (16,291)
     Inventories                                         (604)          (2,438)
     Prepaid expenses and other                        (4,423)          (1,510)
     Accounts payable and accrued liabilities         (16,735)           1,074
    Increase in deferred income taxes                   4,408             (752)
    Gain on disposition of property, plant and
     equipment and assets held for sale, net           (3,361)         (17,956)
    Other, net                                            783              (20)

 Net cash provided by operating activities             35,741           16,638

Cash flows from investing activities:
  Purchase of property, plant and equipment           (30,285)         (52,008)
  Proceeds from the sale of property, plant and
   equipment                                            6,268              741
  Additions to other assets                            (8,515)         (20,619)
  Proceeds from the disposition of other assets             -           34,300
  Collections of notes receivable                          15               11

Net cash used in investing activities                 (32,517)         (37,575)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt              3,737            2,787
  Net increase short-term debt                         10,700           33,398
  Repayment of long-term debt                         (15,062)          (1,214)
  Payment of dividends                                 (4,644)          (3,762)
  Exercise of employee stock options                    1,429              701
  Repurchase of Company stock                            (196)         (11,942)

Net cash provided by (used in) financing activities    (4,036)          19,968

Net(decrease) in cash and cash equivalents               (812)            (969)
Cash and cash equivalents at beginning of year          3,372            3,726

Cash and cash equivalents at end of period            $ 2,560            2,757


See accompanying notes.

	FLORIDA ROCK INDUSTRIES, INC.
	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               MARCH 31, 2001
	(Unaudited)

(1)	Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of the Company and its more than 50% owned subsidiaries. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three and six months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2001. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 2000.

(2)	Inventories

Inventories consisted of the following (in thousands):

                                                March 31,   September 30,
                                                  2001          2000

      Finished products                         $ 23,131       21,991
      Raw materials                                5,820        5,568
      Work in progress                               865        1,701
      Parts and supplies                           3,619        3,571
                                                $ 33,435       32,831

(3)	Other Income

During the second quarter of fiscal 2001, the Company sold land for $3,717,000 and recognized a pre-tax gain of $2,014,000 that is included in other income for the three months and six months ended March 31, 2001.

The Company was subject to final judgment entered on October 13, 1999, by the United States District Court, Middle District of Florida, in an action brought by the United States requiring the Company to divest itself of a sand mine acquired in May 1999 and the Company's quarry
operations in Ft. Myers.   On December 3, 1999, the Company sold these
assets for $33,766,000 in cash and recorded a pre-tax gain on the sale of the Company's quarry operations of $17,406,000, which is included in other income for the first half of fiscal 2000.


(4)	Acquisitions

On June 9, 2000, the Company purchased the concrete, block and sand operations of privately held Southern Concrete Construction Company
located in Albany, Georgia for $30.0 million in cash.   The transaction
included the acquisition of eleven ready-mix concrete plants in southwest Georgia and one in Tallahassee, Florida, two concrete block plants and
two sand mines in southwest Georgia.   The Company subsequently sold two
ready-mix plants to third parties and swapped one concrete plant in Georgia for a concrete plant in Florida.

This acquisition was accounted for under purchase accounting with the purchase price allocated to the acquired assets and assumed liabilities
based on estimated fair market values.   The estimated fair market value
of the assets acquired and liabilities assumed were considered to the best estimates as of the acquisition date. The excess of the purchase price over the fair market value of the assets acquired and liabilities assumed amounted to $5,074,000 and is being amortized over 10 to 20 years.

The results of operations of this acquisition since the date of acquisition are included in the consolidated results of operations of the
Company.   If the Company made this acquisition on October 1, 1999, the proforma results of operation of the Company for the three months and six months ended March 31, 2000 would have been:

                              Three Months ended    Six Months ended
                                       March 31,             March 31,
                                         2000                  2000

           Net sales               $158,543            320,064
           Net income              $  8,586             31,740
           Earnings per share:
             Basic                 $    .46               1.70
             Diluted               $    .45               1.67


(5)	Business Segments

The Company has identified three business segments, each of which is managed separately along product lines. The Company?s operations are primarily in the Southeastern and mid-Atlantic states. The Aggregates
segment mines, processes and sells construction aggregates.   The
Concrete  products segment produces and sells ready-mix concrete and
other concrete products.   The Cement and Calcium products segment
produces and sells cement and calcium products to customers in Florida and Georgia and during the second quarter of fiscal 2001 began selling calcium products in Maryland.

Operating results and certain other financial data for the Company?s business segments are as follows (in thousands):

                                   Three Months ended     Six Months ended
                                       March 31,             March 31,
                                  2001         2000      2001      2000
  	Revenue
        Aggregates             $ 52,730       54,319     107,094  112,858
        Concrete                117,335      108,135     232,838  214,601
        Cement and calcium       12,266        3,393      23,866    4,370
        Intersegment sales      (19,279)     (14,079)    (38,126) (24,950)
        Total revenues         $163,052      151,768     325,672  306,879

      Operating profit
        Aggregates             $ 11,474        9,048      22,200   21,203
        Concrete products         9,936        9,914      19,284   20,910
        Cement and calcium        3,576         (359)      6,334     (730)
        Corporate overhead       (5,064)      (4,426)     (8,466)  (8,396)
        Total operating profit $ 19,922       14,177      39,352   32,987





 Identifiable assets, at
         quarter end
        Aggregates                                       305,754  298,546
        Concrete                                         218,346  191,787
        Cement and calcium                               118,707  116,727
        Unallocated corporate
         assets                                           38,404   37,545
        Cash items                                         2,560    2,957
        Investments in
         affiliates                                       13,420    7,957
        Total identifiable
         assets                                          697,191  655,519


(6)	Supplemental Disclosures of Cash Flow Information

Cash paid during the six months ended March 31, 2001 and 2000 for certain expense items are (in thousands):

                                              2001          2000
      Interest expense, net of
       amount capitalized                   $ 4,398         2,664
      Income taxes                          $14,689        15,078

 The following schedule summarizes non-cash investing and financing activities for the six months ended March 31, 2001 and 2000
      (in thousands):
                                              2001          2000

       Additions to property, plant
        and equipment from:
          Exchanges                         $    20            59
          Issuance of debt                        -           480
          Using escrow cash included
            in other assets                 $ 2,605         2,366

(7)	Related Party Transactions

In November 2000, the Company purchased two parcels of land for $2,607,000 from Patriot Transportation Holding, Inc. an affiliate. The transaction including the purchase price were reviewed and approved on behalf of the Company by a committee of independent directors after obtaining independent appraisals.

(8) Legal Proceedings

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

Additional information concerning these matters is presented in
Item 3 "Legal Proceedings" of this Form 10-Q and Item 3 "Legal
Proceedings" of the Company's Form 10-K for fiscal 2000 and such information is incorporated herein by reference.




 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

Operating Results

For the second quarter of fiscal 2001, ended March 31, 2001, consolidated net sales increased 7.4% to $163,052,000 from $151,768,000 in the same quarter last year. For the six months of fiscal 2001, consolidated net sales increased 6.1% to $325,672,000 from $306,879,000
last year.   The increase in sales for the second quarter was primarily attributable to a slight increase in concrete volumes, improving sales
from the cement plant and increased average prices.   These increases
were partially offset by negative weather conditions which reduced volumes and a reduction in aggregate volumes due to suspension of operations at two quarries one of which was closed at the end of the first quarter of fiscal 2000 and the other during the first quarter of
fiscal 2001.   The increase in sales for the six months was due to these
factors plus the aggregate volumes were also adversely effected by unseasonably cold weather during the first quarter of fiscal 2001. The first two months of fiscal 2000 included the revenues of the Ft. Myers quarry that was sold on December 3, 1999.



Gross profit for the second quarter increased 29.3% to $39,303,000 from $30,395,000 last year. For the first six months of 2000, gross profit increased 17.5% to $76,012,000 from $64,677,000 last year. The increase in gross profit was primarily attributed to higher sales levels and modest price increases. Gross profit margin for the second quarter increased to 24.1% from 20.0% and for the six months increased to 23.3%
from 21.1% last year.   The increase in gross profit was primarily
attributed to gross profit contribution from the cement plant, higher sales prices and last year included expenses attributable to the start up of the cement plant. Expenses attributable to the startup of the cement plant negatively impacted gross profit by approximately $402,000 for the second quarter of last year and $1,204,000 for the six months last year.

Selling, general and administrative expense increased 19.5% for the second quarter and 15.7% for the six months. The increase was primarily attributable to the increase in sales, higher depreciation and amortization of goodwill and higher profit sharing expense which is linked to earnings before income taxes and before asset sales. Selling, general and administrative expense for the second quarter increased to 11.9% of sales from 10.7% last year and for the six months increased to 11.3% from 10.3% last year.

Interest expense for the second quarter increased to $2,770,000 from $2,331,000 due to increased borrowings and an increase in the average interest rate. For the six months, interest expense increased to $5,559,000 from $2,840,000 last year due primarily to increased borrowings, an increase in the average interest rate and a decrease in the amount of interest capitalized. For the first six months of fiscal 2000, interest capitalized was $1,345,000. No interest was capitalized in fiscal 2001.

Included in other income for the first six months of 2000 is $17,406,000 as a result of the sale of the Ft. Myers quarry. For the three months and six months ended March 31, 2001, other income includes $2,014,000
as a result of sale of real estate.   See Note 4 of the Notes to
Consolidated Financial Statements.


Summary and Outlook. Overall economic conditions in the Company's markets are expected to remain stable in the near term for the industry and the Company despite indications that the economy and growth is
likely to slow this year.   Demand for construction aggregates and
concrete products should remain good subject to weather conditions.
 Residential construction is predicted to level off or decline modestly
in the Company's markets but should continue at healthy levels.   Non-
residential construction remains strong in Florida although there are indications of increased vacancy and reduced activity in some markets. There are indications that construction activity tied to public spending (TEA 21) for federal highways and infrastructure is picking up.

Despite the sixth wettest March in the Southeast in the last 107 years, concrete unit volumes managed a slight increase over the prior year
second quarter while aggregate volumes were down slightly.   Cement
sales volumes for the quarter still fell short of capacity for the period, but March production achieved capacity levels on an annualized basis with sales lagging due to the inclement weather in the Florida and
South Georgia market.   With the cement plant showing record sales
volumes during April, management continues to expect that total 2001 fiscal year shipments will exceed ninety percent of the plant's 750,000 tons of permitted capacity.

April sales volumes have been strong, confirming the Company's outlook for continued earnings growth in 2001.

Financial Condition

For the six months ended March 31, 2001, cash provided by operating activities of $35,741,000 and borrowings under financing agreements of $14,437,000 funded the Company's purchase of property, plant and equipment of $30,285,000, payments of dividends and repayment of long-
term debt of $15,062,000.   For the six months of last year, cash
provided by operating activities of $16,638,000, from the disposition of other assets of $34,300,000 and borrowing under financing agreements of $36,185,000 funded the purchase of property, plant and equipment of $52,008,000, investment in other assets of $20,619,000 and repurchase of Company stock of $11,942,000.

At March 31, 2001, $120,000,000 was borrowed under the Company's
$200,000,000 revolving credit facility. Credit available under the short-term credit agreement was $45,000,000 of which $13,200,000 was borrowed at March 31, 2001.

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

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results. Additional information concerning environmental matters is presented in Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 2000 and such information is incorporated herein by reference.


Cement Plant. The Company completed construction of the cement plant near Newberry, Alachua County, Florida in late December 2000. The cement segment contributed operating profit for the second quarter of fiscal 2001 of $3,576,000 versus a loss of $359,000 last year and for the six months of 2001 was $6,334,000 versus a loss of $730,000 last year.

On January 25, 1999 the City Commissioners of Newberry, Florida voted
4-0 to annex the Company's cement plant site into the city.   The
Company anticipates that future land use and zoning matters relating to the cement plant will be under the jurisdiction of the City of Newberry. The annexation of the land into the town of Newberry has been challenged by an individual, though the Company is not a party to the litigation. In addition, various cases have been filed challenging amendments to the
City of Newberry's comprehensive plan.   The Company is not a party to
the litigation.   Alachua County has filed suit to seek to enforce the
terms of the Developer's Agreement relating to air quality testing between the County and the Company. This action does not claim damages
against the Company.   The Florida Department of Environmental
Protection notified the Company in the fourth quarter of fiscal 2000 of violations in the air permit limits for volatile organic compounds. The Company believes that it is now operating in compliance with such permits.

Forward-Looking Statements.   Certain matters discussed in this report
contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from
those indicated by such forward-looking statements.   These forward-
looking statements relate to, among other things, capital expenditures, liquidity, capital resources, competition and may be indicated by words or phrases such as "anticipate", "estimate", "plans", "project", "continuing", "ongoing", "expects", "management believes", "the Company believes", "the Company intends" and similar words or phrases. The following factors are among the principal factors that could cause actual results to differ materially from the forward-looking statements: availability and terms of financing; the weather; competition; levels of construction activity in the Company's markets; cement shipments; fuel costs; transportation costs; inflation; quality and quantities of the Company's aggregates reserves; and management's ability to determine appropriate sales mix, plant location and capacity utilization.


QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the disclosure made in the Form 10-K for the fiscal year ended September 30, 2000 with respect to this item.

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has been advised of soil and groundwater contamination on or near a site formerly used by the Company as a ready mix and concrete
block manufacturing facility in Kissimmee, Florida.   The contamination
by petroleum products apparently resulted from a leaking underground
storage tank on the site.   The contaminated soil and groundwater will
have to be remediated in accordance with state and federal laws.   An
environmental consulting firm is investigating the site and has submitted a Contamination Assessment Report ("CAR") to the Florida Department of Environmental Protection ("DEP") for their review and
approval.   By letter dated July 12, 1995, the DEP requested additional
site information.   Pursuant to amended petroleum contaminated site
cleanup funding procedures, the DEP notified the Company that it was eligible for state funded remediation assistance under the Florida Petroleum Liability and Restoration Insurance Program ("FPLRIP") and
assigned a site priority ranking score of 56.   Future state assisted
rehabilitation will be dictated by the site priority ranking score and
shall be conducted on a pre-approval basis.   The Company will seek
reimbursement of past site cleanup costs from the FPLRIP and/or the
Florida Abandoned Tank Restoration Program.   By letter dated August 21,
2000, the Company was notified by the DEP that the site was approved for funding under the FPLRIP; however, before the cleanup could begin, the Company had to pay a $10,000.00 deductible associated with that funding
program.   The Company paid the deductible and the site evaluation
commenced in March, 2001.   Under the FPLRIP, the Company would only be
responsible for the cleanup costs, which exceed the FPLRIP spending cap of $300,000.00.

In November 2000, the United States Environmental Protection Agency through the offices of the United States Attorney for the District of Columbia commenced an investigation of DC Materials, Inc. and Cardinal Concrete Company, both subsidiaries of Florida Rock Industries, Inc., with respect to a parcel of real property leased by DC Materials, Inc.
in the District of Columbia.   The investigation consists of looking
into possible violations of the Clean Water Act in connection with the discharge of runoff water at the aforementioned site. Florida Rock Industries and its subsidiaries are cooperating fully with the
investigation, which is still continuing.   In the opinion of
management, the outcome is not expected to have a material adverse effect on the Company's consolidated financial statements.

Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 2000 is incorporated herein by reference.


Item 4.  Submission of Matters to a Vote of Security Holders

On February 2, 2001, the Company held its annual stockholders meeting. At the meeting, the stockholders elected the following directors by the vote shown.

                     Term       Votes         Votes        Broker/
                     Ending     For           Withheld     Non-Votes
Thompson S. Baker,II  2004      16,529,412      659,002       -
Luke E. Fichthorn III 2004      16,529,412      659,002       -
C. J. Shepherdson     2004      16,727,759      460,655       -

The directors whose term of office as a director has continued after the meeting are Edward L. Baker, John D. Baker, II, Alvin R. Carpenter, Charles H. Denny, III, Francis X. Knott, Radford D. Lovett and G.
Kennedy Thompson.   At the Board of Directors meeting following the
annual stockholders meeting Tillie K. Fowler was appointed a director.

The stockholders also approved the Company's 2000 Stock Plan with 14,650,672 votes for, 2,522,809 votes against, 14,933 votes abstained and no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.  The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page 13 of this Form
10-Q.

(b)	Reports on Form 8-K.  During the three months ended March 31, 2001, no reports on Form 8-K were filed.




 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 2, 2001                              FLORIDA ROCK INDUSTRIES, INC.


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
	FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

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
Florida Rock Industries, Inc. filed with the
Secretary of the State of Florida on February 7,
1995. Previously filed as appendix to the Company?s Proxy Statement dated December 15, 1994.

(3)(a)(4)	Amendment to the Articles of Incorporation of
Florida Rock Industries, Inc. filed with the
Secretary of State of Florida on February 4,
1998.  Previously filed with Form 10-Q for the
quarter ended March 31, 1998.   File No. 1-7159.

(3)(a)(5)	Amendment to the Articles of Incorporation of
Florida Rock Industries, Inc. filed with the
Secretary of State of Florida on May 5, 1999. A form of such agreement was previously filed as
Exhibit 4 to the Company's Form 8-K dated May 5,
1999.  File No. 1-7159.


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
Incorporation of Florida Rock Industries, Inc.
Previously filed with Form 10-Q for the quarter ended December 31, 1986 and Form 10-K for the fiscal year ended September 30, 1993. And
Articles XIV and XV previously filed as appendix to the Company?s Proxy Statement dated December
15, 1994.  File No. 1-7159.

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

(4)(d)	Rights Agreements, dated as of May 5, 1999 between
the Company and First Union National Bank.
Previously, filed as Exhibit 4 to Form 8-K dated
May 5, 1999.  File No.1-7159.

(10)(a)	Employment Agreement dated June 12, 1972 between
Florida Rock Industries, Inc. and Charles J.
Shepherdson, Sr. and form of Addendum thereto.
Previously filed with Form S-1 dated June 29,
1972.  File No. 2-44839

(10)(b)	Addendums dated April 3, 1974 and November 18,
1975 to Employment Agreement dated June 12, 1972 between Florida Rock Industries, Inc., and
Charles J. Shepherdson, Sr. Previously filed with Form 10-K for the fiscal year ended
September 30, 1975.  File No. 1-7159.


(10)(c)	Amended Medical Reimbursement Plan of Florida
Rock Industries, Inc., effective May 24, 1976.
 Previously filed with Form 10-K for the fiscal year ended September 30, 1980. File No. 1-7159.

(10)(d)	Amendment No. 1 to Amended Medical Reimbursement
Plan of Florida Rock Industries, Inc. effective
July 16, 1976. Previously filed with Form 10-K for the fiscal year ended September 30, 1980.
File No. 1-7159.

(10)(e)	Tax Service Reimbursement Plan of Florida Rock
Industries, Inc. effective October 1, 1976.
Previously filed with Form 10-K for the fiscal year ended September 30, 1980. File No. 1-7159.

(10)(f)	Amendment No. 1 to Tax Service Reimbursement Plan
of Florida Rock Industries, Inc. Previously filed with Form 10-K for the fiscal year ended
September 30, 1981.  File No. 1-7159.

(10)(g)	Amendment No. 2 to Tax Service Reimbursement Plan
of Florida Rock Industries, Inc. Previously filed with Form 10-K for the fiscal year ended
September 30, 1985.  File No. 1-7159.

(10)(h)	Summary of Management Incentive Compensation Plan
as amended effective October 1, 1992.
Previously filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 1-7159.

(10)(i)	Florida Rock Industries, Inc. Management Security
Plan. Previously filed with Form 10-K for the fiscal year ended September 30, 1985. File No.
1-7159.

(10)(j)	Various mining royalty agreements with Patriot
Transportation Holding, Inc. or its
subsidiaries, none of which are presently believed to be material individually, but all of which may be material in the aggregate.
Previously filed with Form 10-K for the fiscal year ended September 30, 1986. File No. 1-7159.

(10)(k)	Florida Rock Industries, Inc. 1991 Stock Option
Plan. Previously filed with Form 10-K for the fiscal year ended September 30, 1992. And
February 1, 1995 Amendment to Florida Rock
Industries, Inc. 1991 Stock Option Plan.
Previously filed as appendix to the Proxy
Statement dated December 15, 1994.  File No. 1-
7159.

(10)(l)	Form of Split Dollar Insurance Agreement and
Assignment of Life Insurance Policy as
collateral between Florida Rock Industries, Inc.
and each of Edward L. Baker and John D. Baker,
II with aggregate face amounts of $5.4 million
and $8.0 million, respectively.   Previously
filed with Form 10-Q for the quarter ended June
30, 1997.   File 1-7159.

(10)(m)	Florida Rock Industries, Inc. 1996 Stock Option
Plan. Previously filed as appendix to the Company?s Proxy Statement dated December 18,
1995.  File No. 1-7159.

(10)(n)	Florida Rock Industries, Inc. 2000 Stock Option
		Plan.   Previously filed as an exhibit to the
Company's Proxy Statement dated December 20,
2000.   File No. 1-7159.

(11)   	Computation of Earnings Per Common Share.

(99)		Item 3. "Legal Proceedings" included in the
Company's Form 10-K for the year ended September
30, 2000.

	Exhibit (11)

	FLORIDA ROCK INDUSTRIES, INC.
	COMPUTATION OF EARNINGS PER COMMON SHARE
                  (UNAUDITED)

                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                 MARCH 31,                 MARCH 31,
                              2001        2000         2001       2000

Net income               $12,616,000   8,314,000   23,445,000 31,342,000

Common shares:

Weighted average shares
 outstanding during the
 period - used for basic
 earnings per share       18,599,531  18,513,879   18,587,721 18,633,741

Shares issuable under
 stock options which are
 potentially dilutive        413,501     375,312      396,756    370,798

Shares used for diluted
 earnings per share       19,013,032  18,889,191   18,984,477 19,004,539

Basic earnings per
 common share                   $.68         .45         1.26       1.68

Diluted earnings
 per common share               $.66         .44         1.23       1.65



16


17