Form 10-Q
period 2001-06-30
FLORIDA ROCK INDUSTRIES INC
filed 2001-08-02
CIK 37651

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 2001: 18,795,425 shares of $.10 par value common stock.


                            FLORIDA ROCK INDUSTRIES, INC.
	CONSOLIDATED CONDENSED BALANCE SHEET
	(In thousands except for number of shares)
	(Unaudited)

                                                June 30,      September 30,
                                                  2001             2000
ASSETS
Current assets:
 Cash and cash equivalents                     $    3,602            3,372
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $2,207 ($1,864 at September 30, 2000)            90,849           82,468
 Inventories                                       31,212           32,831
 Prepaid expenses and other                         5,495            4,677
  Total current assets                            131,158          123,348
Other assets                                       32,891           30,409
Goodwill at cost less accumulated amortization
  of $8,104 ($6,633 at September 30, 2000)         48,273           49,744
Property, plant and equipment, at cost:
 Land                                             155,263          147,052
 Plant and equipment                              694,920          672,965
 Construction in process                           46,595           31,513
                                                  896,778          851,530
 Less accumulated depreciation,
  depletion and amortization                      397,521          364,986
  Net property, plant and equipment               499,257          486,544
                                               $  711,579          690,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $    6,600            2,500
 Accounts payable                                  40,667           40,624
 Dividends payable                                  2,342            2,319
 Federal and state income taxes                     2,582            3,239
 Accrued payroll and benefits                      14,202           19,029
 Accrued insurance reserve                          5,646            3,191
 Accrued liabilities, other                        10,238            9,072
 Long-term debt due within one year                   760              743
  Total current liabilities                        83,037           80,717

Long-term debt                                    139,289          163,620
Deferred income taxes                              39,628           34,074
Accrued employee benefits                          16,235           14,765
Long-term accrued insurance reserves                7,305            8,591
Other accrued liabilities                           5,932            8,329
Stockholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 18,974,618 shares issued       1,897            1,897
 Capital in excess of par value                    16,341           17,549
 Retained earnings                                409,056          373,650
 Less cost of treasury stock, 203,589
  shares (397,035 shares at September 30,2000)     (7,141)         (13,147)
  Total stockholders' equity                      420,153          379,949
                                               $  711,579          690,045
See accompanying notes.

	FLORIDA ROCK INDUSTRIES, INC.
	CONSOLIDATED CONDENSED STATEMENT OF INCOME
	(In thousands except per share amounts)
	(Unaudited)



                                        Three Months ended    Nine Months ended
                                             June 30,             June 30,
                                         2001       2000       2001     2000


Net sales                               $189,528   170,868   515,200   477,747
Cost of sales                            139,984   125,537   389,644   367,739

Gross profit                              49,544    45,331   125,556   110,008

Selling, general and administrative expense:
 Selling, general and administrative      18,931    17,154    55,591    47,694
 System upgrades/Year 2000 costs               -         -         -     1,150
   Total selling, general and
     administrative                       18,931    17,154    55,591    48,844

Operating profit                          30,613    28,177    69,965    61,164

Interest expense                          (2,340)   (2,554)   (7,899)   (5,394)
Interest income                              133       107       168       310
Other income, net                            849     1,407     3,202    19,419

Income before income taxes                29,255    27,137    65,436    75,499
Provision for income taxes                10,298     9,559    23,034    26,579

Net income                              $ 18,957    17,578    42,402    48,920

Earnings per share:
 Basic                                     $1.01       .95      2.28      2.63
 Diluted                                    $.99       .93      2.23      2.58

Cash dividends per common share            $.125       .10      .375       .30

Weighted average shares used
in computing earnings per share:
 Basic                                    18,700    18,539    18,625    18,602
 Diluted                                  19,101    18,911    19,032    18,975


See accompanying notes.

	FLORIDA ROCK INDUSTRIES, INC.
	CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
     NINE MONTHS ENDED JUNE 30, 2001 AND 2000
	(In thousands)
	(Unaudited)

                                                        2001             2000
Cash flows from operating activities:
  Net income                                          $42,402           48,920
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization           50,228           36,657
    Net changes in operating assets and liabilities:
     Accounts receivable                               (7,966)         (11,724)
     Inventories                                        1,619           (5,807)
     Prepaid expenses and other                          (996)          (1,843)
     Accounts payable and accrued liabilities          (4,108)             489
    Increase in deferred income taxes                   5,733            2,796
    Gain on disposition of property, plant and
     equipment and assets held for sale, net           (3,674)         (18,898)
    Other, net                                          1,141              553

 Net cash provided by operating activities             84,379           51,143

Cash flows from investing activities:
  Purchase of property, plant and equipment           (56,820)         (80,644)
  Proceeds from the sale of property, plant and
   equipment                                            6,374            3,839
  Additions to other assets                           (10,304)         (14,311)
  Business acquisition, net of cash acquired	           -          (29,870)
  Proceeds from the disposition of other assets             -           33,766
  Additions to notes receivable                        (1,000)               -
  Collections of notes receivable                         112               16

Net cash used in investing activities                 (61,638)         (87,204)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt             10,786          133,736
  Net increase in short-term debt                       4,100           (2,702)
  Repayment of long-term debt                         (35,221)         (79,094)
  Payment of dividends                                 (6,973)          (5,611)
  Exercise of employee stock options                    6,012            1,273
  Repurchase of Company stock                          (1,215)         (12,097)

Net cash provided by (used in) financing activities   (22,511)          35,505

Net increase (decrease) in cash and cash equivalents      230             (556)
Cash and cash equivalents at beginning of year          3,372            3,726

Cash and cash equivalents at end of period            $ 3,602            3,170


See accompanying notes.

	FLORIDA ROCK INDUSTRIES, INC.
	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                JUNE 30, 2001
	(Unaudited)

(1)	Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Florida Rock Industries, Inc. and its more than 50% owned subsidiaries (the Company). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2001. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. included in the Company's Form 10-K for the year ended September 30, 2000.

(2)	Inventories

Inventories consisted of the following (in thousands):

 	                                          June 30,   September 30,
                                                  2001          2000

      Finished products                         $ 21,403       21,991
      Raw materials                                5,598        5,568
      Work in progress                               642        1,701
      Parts and supplies                           3,569        3,571
                                                $ 31,212       32,831

(3)	Other Income

During the second quarter of fiscal 2001, the Company sold land for $3,717,000 and recognized a pre-tax gain of $2,014,000, which is included in other income for the nine months ended June 30, 2001.

The Company was subject to final judgment entered on October 13, 1999, by the United States District Court, Middle District of Florida, in an action brought by the United States requiring the Company to divest itself of a sand mine acquired in May 1999 and the Company's quarry
operations in Ft. Myers.   On December 3, 1999, the Company sold these
assets for $33,766,000 in cash and recorded a pre-tax gain on the sale of the Company's quarry operations of $17,406,000, which is included in other income for the first nine months of fiscal 2000.

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

The results of operations of this acquisition since the date of acquisition are included in the consolidated results of operations of the
Company.   If the Company had made this acquisition on October 1, 1999, the proforma results of operations of the Company for the three months and nine months ended June 30, 2000 would have been:

                              Three Months ended    Nine Months ended
                                        June 30,             June 30,
                                         2000                  2000

           Net sales               $176,011            496,075
           Net income              $ 17,671             49,452
           Earnings per share:
             Basic                 $    .95               2.66
             Diluted               $    .93               2.61

(5)	Business Segments

The Company has identified three business segments, each of which is
managed separately along product lines.   The Company?s operations are
primarily in the Southeastern and mid-Atlantic states.  The Aggregates
segment mines, processes and sells construction aggregates.   The
Concrete  products segment produces and sells ready-mix concrete and
other concrete products.   The Cement and Calcium products segment
produces and sells cement and calcium products to customers in Florida and Georgia and, during the second quarter of fiscal 2001, began selling calcium products in Maryland.

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                                Three Months ended     Nine Months ended
                                       June 30,             June 30,
                                 2001         2000        2001     2000
	Revenue
        Aggregates             $ 62,782       62,548     169,876  175,406
        Concrete                132,443      119,026     365,281  333,627
        Cement and calcium       14,356        9,120      38,222   13,490
        Intersegment sales      (20,053)     (19,826)    (58,179) (44,776)
        Total revenues         $189,528      170,868     515,200  477,747

      Operating profit
        Aggregates             $ 16,015       17,412      38,215   38,615
        Concrete products        15,228       13,205      34,512   34,115
        Cement and calcium        4,056        1,793      10,390    1,063
        Corporate overhead       (4,686)      (4,233)    (13,152) (12,629)
        Total operating profit $ 30,613       28,177      69,965   61,164

                                                     2001     2000
 Identifiable assets, at
         quarter end
        Aggregates                                       309,458  302,699
        Concrete products                                227,626  223,647
        Cement and calcium                               121,551  117,357
        Unallocated corporate
         assets                                           34,532   36,687
        Cash items                                         3,603    3,170
        Investments in
         affiliates                                       14,809    8,067
        Total identifiable
         assets                                          711,579  691,627

(6)	Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended June 30, 2001 and 2000 for certain expense items are (in thousands):

                                              2001          2000
     Interest expense, net of
      amount capitalized                   $ 6,966         5,665
     Income taxes                          $15,585        19,878

The following schedule summarizes non-cash investing and financing activities for the nine months ended June 30, 2001 and 2000 (in thousands):
                                              2001          2000

       Additions to property, plant
        and equipment from:
          Exchanges                         $    83            55
          Issuance of debt                      121           480
          Using escrow cash included
            in other assets                 $ 2,605           822

(7)	Related Party Transactions

In November 2000, the Company purchased two parcels of land for $2,607,000 from Patriot Transportation Holding, Inc., an affiliate. The transaction, including the purchase price, was reviewed and approved on behalf of the Company by a committee of independent directors after obtaining independent appraisals.

(8)	Recent Accounting Pronouncements

In June 2001, the FASB unanimously approved the issuance of two statements, Statement No. 141, "Business Combinations," (SFAS 141) and Statements No. 142,"Goodwill and Other Intangible Assets," (SFAS 142) that amend APB Opinion No. 16, "Business Combinations," and supercede APB
Opinion No. 17, "Intangible Assets."   The two statements modify the
method of accounting for business combinations entered into after June 30, 2001 (such as the acquisition discussed in Note 10) and address the accounting for intangible assets.

The Company is required to adopt SFAS 142 effective October 1, 2002 but
is permitted to early adopt on October 1, 2001.   The Company is
reviewing the Statement to determine the effect on the Company and
whether to early adopt.   Upon adoption, the Company will no longer be
required to amortize goodwill but will be required to annually evaluate goodwill for impairment.

As of June 30, 2001, the Company had goodwill net of amortization of
$48,273,000 that will be subject to the statement.   Goodwill
amortization for the three and nine months ended June 30, 2001 was $485,000 and $1,471,000, respectively.

(9) Legal Proceedings

The Company and its subsidiaries are involved in litigation on a number of matters and are subject to certain claims (including environment issues) which arise in the normal course of business, none of which, in the opinion of management, are expected to have a materially adverse effect on the Company's consolidated financial statements.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage.

Additional information concerning these matters is presented in Item 1 "Legal Proceedings" of this Form 10-Q and Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 2000 and such information is incorporated herein by reference.

(10) Subsequent Events

 (a)	On July 12, 2001 the Company announced that it has agreed to purchase the assets of U.S. Aggregates located in the Southeastern United States for approximately $105,000,000 cash, plus the assumption of certain external debt and equipment operating leases, having an approximate value of $45,000,000.

Included are seven operating stone quarries, two sand operations, one ready-mix operation and certain other permitted and not-yet-permitted
stone quarry sites.   Six of the operating stone quarries are located in
Alabama, with the other being just outside Chattanooga, Tennessee. The Alabama quarries are strategically located to serve markets in western Tennessee (Memphis), Mississippi and the Gulf Coast (including the panhandle area of Florida) as well as Alabama. These four new markets complement the existing markets now served by the Company in the adjoining states of Georgia and Florida.

Five of seven stone quarry sites are recently opened or acquired operations that have not yet achieved their full output potential, yet all five of the seven have been or are being outfitted with new crushing
plants, included in the assets to be acquired.   During the calendar year
2000, these acquired operations produced approximately 9.1 million tons
of aggregates.   The ready-mix operation, located in Chattanooga,
Tennessee, sold over 100,000 yards of concrete during the 2000 year and serves to augment the one stone quarry and two sand operations in the adjacent market.

The transaction, which is subject to usual conditions of closing including compliance with the Hart-Scott-Rodino Act and approval of the shareholders of U.S. Aggregates, is expected to close prior to September 30, 2001.

 (b) On August 1, 2001, the Board of Directors approved a 3 for 2 common stock split. Shareholders of record August 15, 2001 will receive one additional
     share for each two shares held.   The stock split will be effected in the
     form of a stock dividend which will be paid in newly issued common stock
     on August 31, 2001.   As of July 31, 2001, the Company had  18,795,425
     shares  outstanding.    After the stock split,  the Company  will have
     approximately 28,193,137 shares outstanding.

The Board of Directors also declared a regularly quarterly dividend of $.085 per share, payable on October 1, 2001 to stockholders of record on September 14, 2001.


      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Operating Results

For the third quarter of fiscal 2001, ended June 30, 2001, consolidated net sales increased 10.9% to $189,528,000 from $170,868,000 in the same quarter last year. For the nine months of fiscal 2001, consolidated net sales
increased 7.8% to $515,200,000 from $477,747,000 last year.   The increase in
sales for the third quarter was primarily attributable to an increase in concrete volumes, improving sales from the cement plant and increased average prices. These increases were partially offset by a reduction in aggregate volumes due to suspension of operations at two quarries, one of which was closed at the end of the first quarter of fiscal 2000 and the other during the first quarter of fiscal 2001. The increase in sales for the nine months was due to these same factors but the aggregate volumes were also adversely affected by unseasonably cold weather during the first quarter of fiscal 2001. The first two months of fiscal 2000 included the revenues of the Ft. Myers quarry that was sold on December 3, 1999.

Gross profit for the third quarter increased 9.3% to $49,544,000 from $45,331,000 last year. For the first nine months of 2001, gross profit increased 14.1% to $125,556,000 from $110,008,000 last year. The increase in gross profit was primarily attributable to higher sales levels and modest price increases. Gross profit margin for the third quarter decreased to 26.1% from
26.5% and for the nine months increased to 24.4% from 23.0% last year.   The
decrease in gross margin for the third quarter was primarily due to a planned
shut down of the cement plant in June 2001 for maintenance.   The increase in
gross profit for the nine months was primarily attributable to gross profit contribution from the cement plant, higher sales prices and last year included expenses attributable to the start up of the cement plant.

Selling, general and administrative expense as a percentage of sales for the third quarter remained at 10.0% and for the nine months increased to 10.8% from
10.2% last year.   The increase was primarily attributable to the increase in sales, increased non-recurring legal fees, higher group medical costs and higher profit sharing expense which is linked to earnings before income taxes and before asset sales.

Interest expense for the third quarter decreased to $2,340,000 from $2,554,000 due to decreased borrowings and a decrease in the average interest rate. For the nine months, interest expense increased to $7,899,000 from $5,394,000 last year due primarily to increased borrowings, an increase in the average interest rate and a decrease in the amount of interest capitalized. For the first nine months of fiscal 2000, interest capitalized was $1,327,000. For the first nine months of 2001, $4,000 of interest was capitalized.

Included in other income for the first nine months of 2000 is $17,406,000 as a result of the sale of the Ft. Myers quarry. For the nine months ended June 30, 2001, other income includes $2,014,000 as a result of sale of real estate. See Note 3 of the Notes to Consolidated Financial Statements.

Summary and Outlook. Residential construction is predicted to level off or decline modestly in the Company's markets but should continue at healthy
levels.   Non-residential construction is remaining strong in some markets but is softening in others. Conversely, economic projections still suggest that construction activity tied to public spending (TEA 21) for federal highways and infrastructure will continue to increase during the next several years.

Financial Condition

For the nine months ended June 30, 2001, cash provided by operating activities of $84,379,000 and borrowings under financing agreements of $14,886,000 funded the Company's purchase of property, plant and equipment of $56,820,000,
payments of dividends and repayment of long-term debt of $42,194,000.   For the
nine months of last year, cash provided by operating activities of $51,143,000, from the disposition of other assets of $33,766,000 and from borrowings under financing agreements of $133,736,000 funded the purchase of property, plant and equipment of $80,644,000, business acquisition of $29,870,000, investment in other assets of $14,311,000 and repurchase of Company stock of $12,097,000.

At June 30, 2001, $100,000,000 was borrowed under the Company's $200,000,000 revolving credit facility. Credit available under the short-term credit agreement was $45,000,000 of which $6,600,000 was borrowed at June 30, 2001.

Based on current expectations, management believes that its internally generated cash flow and access to existing and planned credit facilities are sufficient to meet the liquidity requirements necessary to fund operations,
capital requirements, debt service and future dividend payments.   The Company
will fund its acquisition of the southeastern assets of U.S. Aggregates with its existing credit facilities plus the assumption of indebtedness and operating leases. It may be necessary to obtain additional levels of financing in the event other opportunities arise for the Company to make a strategic acquisition.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results over the next twelve months. Additional information concerning environmental matters is presented in Item 3 "Legal Proceedings" of the Company's Form 10-K for fiscal 2000 and such information is incorporated herein by reference.

Cement Plant. The Company completed construction of the cement plant near Newberry, Alachua County, Florida in late December 2000. The cement segment contributed operating profit for the third quarter of fiscal 2001 of $4,056,000 as compared to $1,793,000 last year and for the nine months of 2001 was $10,390,000 as compared to $1,063,000 last year.

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

Forward-Looking Statements.   Certain matters discussed in this report contain
forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such
forward-looking statements.   These forward-looking statements relate to, among
other things, capital expenditures, liquidity, capital resources, competition and may be indicated by words or phrases such as "anticipate", "estimate", "plans", "project", "continuing", "ongoing", "expects", "management believes", "the Company believes", "the Company intends" and similar words or phrases. The following factors are among the principal factors that could cause actual results to differ materially from the forward-looking statements: availability and terms of financing; the weather; competition; levels of construction activity in the Company's markets; cement shipments; fuel costs; transportation costs; inflation; quality and quantities of the Company's aggregates reserves; residential and nonresidential construction; public spending for federal highways and infrastructure; governmental regulations, and management's ability to determine appropriate sales mix, plant location and capacity utilization.

However, this list is not a complete statement of all potential risks or
uncertainties.   These forward-looking statements are made as of the date
hereof based on management's current expectations and the Company does not undertake an obligation to update such statements, whether as a result of new
information, future events or otherwise.   Additional information regarding
these and other risk factors may be found in the Company's other filings made from time to time with the Securities and Exchange Commission.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the disclosures made in the Form 10-K for the fiscal year ended September 30, 2000 with respect to this item.

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has been advised of soil and groundwater contamination on or near a site formerly used by the Company as a ready mix and concrete block
manufacturing facility in Kissimmee, Florida.   The contamination by petroleum
products apparently resulted from a leaking underground storage tank on the
site.   The contaminated soil and groundwater will have to be remediated in
accordance with state and federal laws.   An environmental consulting firm is
investigating the site and has submitted a Contamination Assessment Report ("CAR") to the Florida Department of Environmental Protection ("DEP") for their
review and approval.   By letter dated July 12, 1995, the DEP requested
additional site information.   Pursuant to amended petroleum contaminated site
cleanup funding procedures, the DEP notified the Company that it was eligible for state funded remediation assistance under the Florida Petroleum Liability and Restoration Insurance Program ("FPLRIP") and assigned a site priority
ranking score of 56.   Future state assisted rehabilitation will be dictated
by the site priority ranking score and shall be conducted on a pre-approval
basis.   The Company will seek reimbursement of past site cleanup costs from
the FPLRIP and/or the Florida Abandoned Tank Restoration Program.   By letter
dated August 21, 2000, the Company was notified by the DEP that the site was approved for funding under the FPLRIP; however, before the cleanup could begin, the Company had to pay a $10,000.00 deductible associated with that funding
program.   The Company paid the deductible and the site evaluation commenced
in March 2001.   Under the FPLRIP, the Company would only be responsible for the cleanup costs that exceed the FPLRIP spending cap of $300,000.00.

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

(b)	Reports on Form 8-K.  During the three months ended June 30, 2001, no reports on Form 8-K were filed.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 3, 2001                            FLORIDA ROCK INDUSTRIES, INC.


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
	FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

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
adopted February 4, 1998. Previously filed with Form 10-
Q for the quarter ended March 31, 1998. File No.1-7159.

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
Employment Agreement dated June 12, 1972 between
Florida Rock Industries, Inc., and Charles J.
Shepherdson, Sr. Previously filed with Form 10-K for the fiscal year ended September 30, 1975. File No. 1-
7159.


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
Proxy Statement dated December 20, 2000.   File No. 1-
7159.

(11)   	Computation of Earnings Per Common Share.

(99)		Item 3. "Legal Proceedings" included in the Company's
Form 10-K for the year ended September 30, 2000.

	Exhibit (11)

	FLORIDA ROCK INDUSTRIES, INC.
	COMPUTATION OF EARNINGS PER COMMON SHARE
                  (UNAUDITED)

                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                 JUNE 30,                  JUNE 30,
                              2001        2000         2001       2000

Net income               $18,957,000  17,578,000   42,402,000 48,920,000

Common shares:

Weighted average shares
 outstanding during the
 period - used for basic
 earnings per share       18,699,572  18,539,371   18,625,005 18,602,399

Shares issuable under
 stock options which are
 potentially dilutive        401,349     371,397      406,721    372,234

Shares used for diluted
 earnings per share       19,100,921  18,910,768   19,031,726 18,974,633

Basic earnings per
 common share                  $1.01         .95         2.28       2.63

Diluted earnings
 per common share               $.99         .93         2.23       2.58



16


17