Form 10-Q/A
period 2001-06-30
FLORIDA ROCK INDUSTRIES INC
filed 2001-08-30
CIK 37651

FORM 10-Q/A
(Amendment No. 1)

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

Part I	Financial Information
Item I.	Financial Statements
		The Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001, as filed by the Registrant on August 1, 2001, and is being filed to report a reclassification in the cash flow statement for the nine months ended June 30, 2001 and a related
disclosure in Item 2.   Management's Discussion and Analysis.   Changed
amounts are noted with an asterisk(*).

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

	FLORIDA ROCK INDUSTRIES, INC.
	CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
     NINE MONTHS ENDED JUNE 30, 2001 AND 2000
	(In thousands)
	(Unaudited)

                                                        2001             2000
Cash flows from operating activities:
  Net income                                          $42,402           48,920
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization           46,404*          36,657
    Net changes in operating assets and liabilities:
     Accounts receivable                               (7,966)         (11,724)
     Inventories                                        1,619           (5,807)
     Prepaid expenses and other                          (996)          (1,843)
     Accounts payable and accrued liabilities          (4,108)             489
    Increase in deferred income taxes                   5,733            2,796
    Gain on disposition of property, plant and
     equipment and assets held for sale, net           (3,674)         (18,898)
    Other, net                                          1,141              553

 Net cash provided by operating activities             80,555*          51,143

Cash flows from investing activities:
  Purchase of property, plant and equipment           (56,820)         (80,644)
  Proceeds from the sale of property, plant and
   equipment                                            6,374            3,839
  Additions to other assets                            (6,480)*        (14,311)
  Business acquisition, net of cash acquired	           -          (29,870)
  Proceeds from the disposition of other assets             -           33,766
  Additions to notes receivable                        (1,000)               -
  Collections of notes receivable                         112               16

Net cash used in investing activities                 (57,814)*        (87,204)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt             10,786          133,736
  Net increase in short-term debt                       4,100           (2,702)
  Repayment of long-term debt                         (35,221)         (79,094)
  Payment of dividends                                 (6,973)          (5,611)
  Exercise of employee stock options                    6,012            1,273
  Repurchase of Company stock                          (1,215)         (12,097)

Net cash provided by (used in) financing activities   (22,511)          35,505

Net increase (decrease) in cash and cash equivalents      230             (556)
Cash and cash equivalents at beginning of year          3,372            3,726

Cash and cash equivalents at end of period            $ 3,602            3,170


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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                                 Three Months ended     Nine Months ended
                                       June 30,             June 30,
                                2001         2000      2001    2000
 	Revenue
        Aggregates           $ 62,782       62,548    169,876  175,406
        Concrete              132,443      119,026    365,281  333,627
        Cement and calcium     14,356        9,120     38,222   13,490
        Intersegment sales    (20,053)     (19,826)   (58,179) (44,776)
        Total revenues       $189,528      170,868    515,200  477,747

      Operating profit
        Aggregates            $ 16,015       17,412    38,215   38,615
        Concrete products       15,228       13,205    34,512   34,115
        Cement and calcium       4,056        1,793    10,390    1,063
        Corporate overhead      (4,686)      (4,233)  (13,152) (12,629)
        Total operating profit$ 30,613       28,177    69,965   61,164

                                                  2001     2000
 Identifiable assets, at
         quarter end
        Aggregates                                    309,458  302,699
        Concrete products                             227,626  223,647
        Cement and calcium                            121,551  117,357
        Unallocated corporate
         assets                                        34,532   36,687
        Cash items                                      3,603    3,170
        Investments in
         affiliates                                    14,809    8,067
        Total identifiable
         assets                                       711,579  691,627

(6)	Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended June 30, 2001 and 2000 for certain expense items are (in thousands):

                                              2001          2000
     Interest expense, net of
      amount capitalized                   $ 6,966         5,665
     Income taxes                          $15,585        19,878

The following schedule summarizes non-cash investing and financing activities for the nine months ended June 30,  2001 and 2000 (in thousands):
                                              2001          2000

       Additions to property, plant
        and equipment from:
          Exchanges                         $    83            55
          Issuance of debt                      121           480
          Using escrow cash included
            in other assets                 $ 2,605           822

(7)	Related Party Transactions

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

Included are seven operating stone quarries, two sand operations, one ready-mix operation and certain other permitted and not-yet-
permitted stone quarry sites.   Six of the operating stone quarries
are located in Alabama, with the other being just outside Chattanooga, Tennessee. The Alabama quarries are strategically located to serve markets in western Tennessee (Memphis), Mississippi and the Gulf Coast (including the panhandle area of Florida) as well as Alabama. These four new markets complement the existing markets now served by the Company in the adjoining states of Georgia and Florida.

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

(11) Reclassification

Subsequent to filing the Company's Form 10-Q for the period ended
June 30, 2001, the Company discovered an incorrect amount for depreciation, depletion and amortization in the cash flow statement. This amendment changes the amount of depreciation, depletion and amortization on the cash flow statement from $50,228,000 to $46,404,000 and additions to other assets from $10,304,000 to $6,480,000.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Financial Condition

For the nine months ended June 30, 2001, cash provided by operating activities of $80,555,000* and borrowings under financing agreements of $14,886,000 funded the Company's purchase of property, plant and equipment of $56,820,000, payments of dividends and repayment of long-
term debt of $42,194,000.   For the nine months of last year, cash
provided by operating activities of $51,143,000, from the disposition of other assets of $33,766,000 and from borrowings under financing agreements of $133,736,000 funded the purchase of property, plant and equipment of $80,644,000, business acquisition of $29,870,000, investment in other assets of $14,311,000 and repurchase of Company stock of $12,097,000.

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

August 29, 2001                           FLORIDA ROCK INDUSTRIES, INC.


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



2


12