Form 10-K
period 2001-09-30
FLORIDA ROCK INDUSTRIES INC
filed 2001-12-19
CIK 37651

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
	FORM 10-K

(Mark one)
   [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended September 30, 2001
	OR
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

At December 3, 2001 the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $624,353,012. At such date there were 28,242,035 shares of the registrant's Common Stock outstanding.
	Documents Incorporated by Reference

Portions of the Florida Rock Industries, Inc. 2001 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Florida Rock Industries, Inc. Proxy Statement dated December 28, 2001 are incorporated by reference into Part III.



                                    PART I
Item 1.  BUSINESS.

Florida Rock Industries, Inc., which was incorporated in Florida in 1945,and its subsidiaries (the "Company"), are principally engaged in the production and sale of ready mixed concrete, the mining, processing and sale of sand, gravel and crushed stone ("construction aggregates") and the production and sale of portland and masonry cement. The Company also produces and sells concrete block, prestressed concrete and calcium
products and sells other building materials.   Substantially all of the
Company's operations are conducted within the Southeastern United States, primarily in Florida, Georgia, Tennessee, Virginia, Maryland, Washington, D.C. and North Carolina. The Company also has an investment in a stone quarry and a sand and gravel plant in Charlotte County, New Brunswick, Canada.

Information as to the Company's business and new developments is presented under the caption "Operating Review" on pages 4 and 5 of the accompanying 2001 Annual Report to Shareholders and such information is incorporated herein by reference.

Information as to the Company's business segments is presented in Note 13 of the Notes to Consolidated Financial Statements in accompanying 2001 Annual Report to Shareholders and such information is incorporated herein by reference.

Sales are subject to factors affecting the level of general construction activity including the level of interest rates, consumer confidence, availability of funds for construction, appropriations by federal and state governments for construction, past overbuilding, labor relations in the construction industry, energy shortages, material shortages, weather, climate, and other factors affecting the construction industry in general. Labor disputes in the construction industry may result in work stoppages which may interrupt sales in the affected area. Precipitation or freezing temperatures may cause a reduction in construction activity and related demand for the Company's products. During the winter months, sales and income of the Company's Maryland, Virginia, North Carolina, Washington, D.C., Georgia, and Tennessee operations are adversely affected by the impact of inclement weather on the construction industry. The Company's Florida operations usually are not similarly affected. A decrease in the level of general construction activity in any of the Company's market areas caused by any of the above factors may have a material adverse effect on the Company's sales and income derived therefrom.

The Company operates seven crushed stone plants, nine sand plants and one industrial sand plant in Florida. It operates five crushed stone plants; two sand and gravel plants and owns a two-thirds interest in one crushed stone plant in Georgia; one crushed stone plant in Tennessee; two sand and gravel plants and two crushed stone plants in Maryland; and two crushed stone plants and two sand and gravel plants in Virginia.
The Company also operates aggregates distribution terminals in Central and Northern Florida; Coastal Georgia; Northern Virginia; Norfolk/Virginia Beach, Virginia; Baltimore, Maryland; the Eastern Shore of Maryland and Washington, D.C. The Company sells construction aggregates throughout most of Florida with the principal exception of the panhandle. In Georgia, the Company primarily serves the regional construction markets around Griffin, Macon, Columbus and the southern and western portions of the Atlanta market. In Virginia the Company primarily serves the Richmond, Norfolk/Virginia Beach, Williamsburg and Northern Virginia markets. In Maryland, the principal markets served are the greater Baltimore area, Frederick and Montgomery Counties and the Eastern Shore of Maryland from waterfront distribution yards. In
Florida and Georgia shipments are made by rail and truck.   In Virginia
and Maryland the Company primarily serves the regional construction markets around Richmond, Virginia and the greater Baltimore area by truck; and the Company's marine division ships materials by barge throughout the Chesapeake Bay area, along the James River between Richmond and Norfolk/Virginia Beach and as far north as Woodbridge, Virginia on the Potomac River and Washington D. C. on the Anacostia River. One joint venture sells products from the Canadian operations in New York, South Carolina, Georgia, Florida, the Caribbean and Argentina.

The Company manufactures and markets ready mixed concrete, concrete block, precast and prestressed concrete. It also markets other building materials. The Company's concrete operations serve: most of Florida with the principal exception of the panhandle; southern and southwest Georgia; central Maryland; the Richmond-Petersburg-Hopewell; Williamsburg, Hampton, Newport News, and Norfolk/Virginia Beach areas of Virginia along with northeastern Virginia and Washington, D.C.

Since ready mixed concrete hardens rapidly, delivery is generally confined to a radius of approximately 20 to 25 miles from the producing plant. The bulk weight of concrete block limits its delivery to approximately 40 miles from the producing plant.

The Company's annual single-shift capacity at its 12 operating concrete block plants is approximately 30.4 million 8x8x16 equivalent units of block.

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

The Company produces portland and masonry cement in Newberry, Florida which is sold in both bulk and bags to the ready mix concrete industry
and the retail home improvement markets.   Calcium products for the
animal feed industry are produced in Brooksville, Florida and for the roofing industry in Fredrick, Maryland.

During fiscal 2001, the Company purchased cement from 11 suppliers, the largest of which supplied approximately 32% of the cement used by the Company in its ready mixed concrete, concrete block, and prestressed concrete operations. At the present time there is an adequate supply of cement in the areas in which the Company operates.

In fiscal 2001 approximately 59% of the coarse aggregates, 51% of the sand and 21% of the cement used in the Company's concrete operations were produced by the Company. The remaining aggregates were purchased from other suppliers whose geographic locations coupled with transportation costs make it more economical to serve certain of the
Company's plants.   At the present time, there is an adequate supply in
the areas in which the Company operates.

The Company's cement, construction aggregates and concrete products are sold in competition with other types of cement, construction aggregates and products as well as in competition with other producers of the same
type of cement, construction aggregates and concrete products.   The
Company's concrete products compete with other building materials such as asphalt, brick, lumber, steel and other products. The Company believes that price, plant location, transportation costs, service, product quality and reputation are the major factors that affect competition within a given market. Because of the relatively high transportation costs associated with construction aggregates and concrete products, competition is often limited to products or competitors in
relatively close proximity to production facilities.   Exceptions exist
for areas that may be served by river barges, ocean-going vessels or rail lines.

The Company does not believe that backlog information accurately reflects anticipated annual revenue or profitability from year to year.

The Company's operations are subject to and affected by federal, state and local laws and regulations relating to the environment, health and
safety and other regulatory matters.   Certain of the Company's
operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these
laws and regulations.   Environmental operating permits are, or may be,
required for certain of the Company's operations and such permits are subject to modification, renewal and revocation. The Company regularly monitors and reviews its operations, procedures and policies for
compliance with these laws and regulations.   Despite these compliance
efforts, risk of environmental liability is inherent in the operation of
the Company's businesses.   Such regulations have not had a material
adverse impact in recent years and are not expected to have a major material adverse effect on the Company's capital expenditures or
operating results over the next year.   However, as is the case with
other companies engaged in similar businesses, there can be no assurance that environmental liabilities or subsequent changes in environmental regulations will not have a material adverse effect on the Company in the
future.   Additional information concerning environmental matters is presented in Item 3 "Legal Proceedings" of this Form 10-K and such information is incorporated herein by reference.

Employees.  The Company employed 3,392 persons at September 30, 2001.

EXECUTIVE OFFICERS OF THE COMPANY

Name                        Age         Office              Position Since
Edward L. Baker          66	Chairman of the Board        May 1989
John D. Baker II         53	President and Chief          February 1996
                                 Executive Officer
John D. Milton, Jr.      56    Executive Vice President,   January 2001
                                 Treasurer and Chief
                                 Financial Officer
C. J. Shepherdson        85	Vice President               September 1972
S. Robert Hays           64	Vice President               May 1984
Thompson S. Baker II     43	Vice President               August 1991
Clarron E. Render, Jr.   59	Vice President               August 1991
Fred W. Cohrs            68	Vice President               February 1995
Wallace A. Patzke, Jr.   54	Vice President, Controller   August 1997
                                 and Chief Accounting Officer
H. W. Walton             56	Vice President, Human        May 2001
                                 Resources and Quality
Dennis D. Frick          59	Secretary                    October 1992
John W. Green            49	Assistant Secretary          October 1988

John D. Milton, Jr. joined the Company in January 2001 and was elected
Executive Vice President, Treasurer and Chief Financial Officer.   Prior to
joining the Company he was a partner in the law firm of Martin, Ade, Birchfield & Mickler, PA.

In August 1997, Wallace A. Patzke, Jr. was elected to the additional position of Chief Accounting Officer. In October 1996, he was elected to the position of Vice President of the Company. He had served as Controller of the Company since December 1991.

H. W. Walton has been employed by the Company since August 1985 and has held
various positions.   Most recently, he was Director of Quality since April
1998 and prior to that date was Director of Safety for the Aggregates Group of the Company.

All other officers have been employed by the Company in their respective positions for the past five years.

Edward L. Baker and John D. Baker II are brothers. Thompson S. Baker II is the son of Edward L. Baker.

All executive officers of the Company are elected by the Board of Directors.

Item 2.  PROPERTIES.

The Company's principal properties are located in Florida, Georgia, Tennessee, North Carolina, Virginia, Washington, D.C. and Maryland. The following table summarizes the Company's principal construction aggregates production facilities and estimated reserves at September 30, 2001.

                          Tons        Tons of
                       Delivered in  Estimated  Approximate
                        Year Ended    Reserves     Acres
                         9/30/01      9/30/01   (L-Leased)(a)     Lease
                        (000's)       (000's)    (O-Owned)     Description
The Company has five
 limestone quarries in
 Florida located at Gulf
 Hammock (which also
 produces agricultural
 limestone), Brooksville,
 Ft. Myers (which also
 produces baserock),                                            10 leases
 Naples, and Miami (which                            L-11,197   expiring from
 also produces baserock)     9,563       404,000     O-10,058   2002 to 2046

The Company has six
 granite quarries in
 Georgia located at
 Griffin, Forest Park,                                          11 leases
 Macon, Tyrone, Columbus                              L-1,891   expiring from
 and Paulding County         7,095       499,000      O-1,620   2002 to 2046

The Company has one
 stone quarry located
 in Chattanooga, Tennessee       -        52,900      O-  248


                          Tons        Tons of
                       Delivered in  Estimated  Approximate
                        Year Ended    Reserves     Acres
                         9/30/01      9/30/01   (L-Leased)(a)     Lease
                        (000's)       (000's)    (O-Owned)     Description
The Company has two
 crushed stone plants
 located at Havre de
 Grace and Frederick,
 Maryland and two
 located near Richmond,
 Virginia and one joint
 venture plant in Charlotte                          L-  299    2 leases
 County, New Brunswick,      8,695       304,000     O-1,060    expiring from
 Canada                                                         2002 to 2018

The Company has two
 baserock plants
 located at Ft. Pierce
 and Sunniland,and a                                            4 leases
 portland cement plant                               O-   517   expiring from
 at Newberry, Florida        1,352       156,000     L-14,847   2002 to 2046

The Company has nine
  sand plants located
  at Keystone Heights,
  Astatula, Lake County,
  Marion County (two
  locations) Keuka,
  Grandin, LaBelle and
  Lake Wales, Florida; two
  sand plants located at
  Albany and Bainbridge,
  Georgia and sand and gravel
  plants located at Leonardtown
  and Goose Bay, Maryland;
  two sand and gravel plants
  at Charles City, Virginia
  and one joint venture sand
  and gravel plant in                                           19 leases
  Charlotte County,        9,425         293,000     L-12,992   expiring from
  New Brunswick, Canada                              O- 2,376   2002 to 2046


Future reserves:
 Sand:  Lake County,
 Florida(c)                               12,000     O-   654
 Polk County, Florida
   (two locations)                        37,000     O-   923
 Putnam County, Florida
   (two locations)                       114,000(b)
 Limerock:
  Brooksville, Florida                   100,000(b)

  Newberry, Florida                       69,000(b)



                         Tons        Tons of
                       Delivered in  Estimated  Approximate
                        Year Ended    Reserves     Acres
                         9/30/01      9/30/01   (L-Leased)(a)     Lease
                        (000's)       (000's)    (O-Owned)     Description

 Granite-Muscogee County                                        1 lease
  Georgia                                            L-   142   expiring in
                                          33,000                2019

 Granite - Auburn,
  Alabama                                 65,000     L-   400   1 lease
                                                                expiring in 2041
 Crushed Stone
  Havre de Grace, Maryland(c)            121,000(b)


  Marble-Carroll County,
   Maryland                               80,000     O-   405

 Limestone:

  Miami Florida                           50,000     O-   422


(a) Leased acreage includes all properties not owned by the Company as to which the Company has at least the right to mine construction aggregates for the terms specified.

(b)   Acres are included in the first line of the above table.

(c) All the required zoning or permits for these locations have not yet been obtained.

The Company operates twelve construction aggregates distribution terminals located in Florida (four), Georgia (two), Maryland (four), Virginia (one) and Washington D. C. comprising approximately 152 acres, of which the Company owns 99 and leases 53 acres.

The Company has 108 sites for its ready mixed concrete, concrete block and prestressed concrete plants in Florida, Georgia, North Carolina, Virginia and Maryland aggregating approximately 799 acres. Of these acres, the Company owns approximately 636 and leases approximately 163. The lease terms vary from month-to-month to expiring in 2019.

The Company leases, from Patriot Transportation Holding, Inc., ("Patriot") approximately six acres with two office buildings in Jacksonville, Florida, which are used for its executive offices. A subsidiary leases from Patriot administrative office space in Sparks, Maryland. A subsidiary leases administrative office space in Springfield, Virginia. A subsidiary owns administrative offices in Richmond, Virginia. In addition, the Company owns approximately 19 acres, which are used for shop facilities.

The Company owns certain other properties which are summarized as follows:

                                                            Approximate
          Type Property (1)               State                Acres

       Residential Land                 Maryland                427
       Residential Land                 New Jersey               33
       Industrial/Commercial            Virginia                 93
       Industrial/Commercial            Florida                  27
       Industrial/Commercial            Maryland              1,491
       Industrial/Commercial            North Carolina           36

(1) The properties owned by the Company are grouped by current or proposed use. Such use may be subject to obtaining appropriate rezoning, zoning variances, subdivision approval, permits, licenses, and to comply with various zoning, building, environmental and other regulations of various federal, state, and local authorities.

At September 30, 2001 certain property, plant and equipment with a carrying value of $27,556,000 was pledged on industrial development revenue bonds and certain other notes and contracts with an outstanding principal balance totaling $47,390,000 on such date.

Item 3.  LEGAL PROCEEDINGS.

The Company has been advised of soil and groundwater contamination on or near a site formerly used by the Company as a ready mix and concrete block manufacturing facility in Kissimmee, Florida. The contamination by petroleum products apparently resulted from a leaking underground storage tank on the site. The contaminated soil and groundwater will have to be remediated in accordance with state and federal laws. An environmental consulting firm is investigating the site and has submitted a Contamination Assessment Report ("CAR") to the Florida Department of Environmental Protection ("DEP") for their review and approval. By letter dated July 12, 1995, the DEP requested additional site information. Pursuant to amended petroleum contaminated site cleanup funding procedures, the DEP notified the Company that it was eligible for state funded remediation assistance under the Florida Petroleum Liability and Restoration Insurance Program ("FPLRIP") and assigned a site priority ranking score of 56. Future state assisted rehabilitation will be dictated by the site priority ranking score and shall be conducted on a pre-approval
basis.    The Company will seek reimbursement of past site cleanup costs from
the FPLRIP and/or the Florida Abandoned Tank Restoration Program.   By letter
dated August 21, 2000, the Company was notified by the DEP that the site was approved for funding under the FPLRIP; however, before the cleanup could begin, the Company had to pay a $10,000 deductible associated with that funding
program.   The Company paid the deductible and the site evaluation commenced
in March 2001.   Under the FPLRIP, the Company would only be responsible for the cleanup costs that exceed the FPLRIP spending cap of $300,000.

On May 8, 1992, oral arguments were held in the Government's appeal of the U.S. Claims Court judgment entered in favor of the Company in its inverse condemnation claim against the U.S. Army Corps of Engineers ("Corps"). The case involved a 98 acre parcel of a 1560 acre tract with limestone reserves in Dade County, Florida. On March 10, 1994, the Court of Appeals vacated the U.S. Claims Court judgment and remanded the case for further proceedings. The Company's petition for rehearing was denied on June 21, 1994. On September 20, 1994, the Company filed a petition for writ of certiorari in the U.S. Supreme Court. On January 3, 1995, the U.S. Supreme Court denied the petition for writ of certiorari. On June 28, 1995, a hearing was held concerning issues to be decided on remand of the case to the U.S. Court of Federal Claims ("Court").
 A new trial was held on April 15, 1996. On August 31, 1999, the Court ruled that the Corps permit denial effected a compensable partial regulatory taking of the ninety-eight (98) acre parcel and that the Company was entitled to recover $752,444 plus accrued interest from 1980 and its costs and attorneys'
fees.   The Court invited the parties to recommend to the Court how the Court should proceed as to the Company's loss of use of the remaining 1,462 acres in the Tract. A hearing on the amount of attorney's fees, costs, and accrued interest and the applicability of the Court's decision to the remaining 1462
acres was held on March 15, 2000.   On March 28, 2000, the Court ruled that the
Company shall recover from the United States the sum of $752,444 plus compound interest from October 2, 1980 as compensation for the partial regulatory taking
of the 98 acre parcel.   In addition, the Court awarded the Company $1,320,377
as reimbursement for attorney fees and costs.   The Court suspended further
proceedings concerning the remaining 1,462 acres in order to give the parties
an opportunity to appeal its March 28, 2000 judgment and order.   On May 25,
2000, the United States appealed the Court's March 28, 2000 judgment to the
United States Court of Appeals for the Federal Circuit.   In September 2001,
the Company settled the suit wherein it conveyed 1,560 acres of land in Dade
County, Florida in return for proceeds of $21 million.   The Company recorded
in the fourth quarter a pre-tax gain of $18.0 million.

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

Note 15 to the Consolidated Financial Statements included in the accompanying 2001 Annual Report to Shareholders is incorporated herein by reference.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.
                               PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

There were approximately 1,066 holders of record of Florida Rock Industries, Inc. common stock, $.10 par value, as of December 3, 2001. The Company's common stock is traded on the New York Stock Exchange (Symbol: FRK). Information concerning stock prices and dividends paid during the past two years is included under the caption "Quarterly Results" on page 9 of the Company's 2001 Annual Report to Shareholders and such information is incorporated herein by reference. Information concerning restrictions on the payment of cash dividends is included in Note 6 captioned "Lines of credit and debt" on page 16 of the Company's 2001 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 6 of the Company's 2001 Annual Report to Shareholders, and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 is included under the captions "Management Analysis" on pages 7 and 8; "Acquisitions and Capital Expenditures" on page 1; in the first paragraph under the caption "Summary and Outlook" on page 3; and in Notes 1 through 16 to the Consolidated Financial Statements included in the accompanying 2001 Annual Report to Shareholders and in Item 3 "Legal Proceedings" of this Form 10-K. Such information is incorporated herein by reference.

Item 7.A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates.   For its
cash and cash equivalents a change in interest rates affects the amount of
interest income that can be earned.   For its debt instruments changes in
interest rates affect the amount of interest expense incurred.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates:

Interest rate sensitivity                               There-         Fair
                       2002  2003  2004    2005   2006  after   Total  Value

Bank lines of credit      0                                        0      0


Long-term debt at
 fixed rates         $  270    327  234      60    64    595   1,550  1,602
Weighted average
 interest rate          8.8%   8.6  8.0     7.0   7.1    7.1

Long-term debt at
 variable interest
 rate                $8,875  1,775    0 100,400 1,100 33,901 146,051 146,051
Weighted average
 interest               5.0%

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 9 and on pages 10 through 21 of the Company's 2001 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No reportable events.

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this Form 10-K.

Information concerning directors required in response to this Item 10 is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement dated December 28, 2001, and such information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Executive Compensation," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," and "Shareholder Return Performance" in the Company's Proxy Statement dated December 28, 2001, and such information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required in response to this Item 12 is included under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership by Directors and Officers" in the Company's Proxy
Statement dated December 28, 2001, and such information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement dated December 28, 2001.

	PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2)Financial Statements and Financial Statement Schedules.

    The response to this item is submitted as a separate section. See Index to Financial Statements and Financial Statement Schedules on page 16 of this Form 10-K.

   (3)Exhibits

The response to this item is submitted as a separate section.  See
Exhibit Index on pages 14 through 16 of this Form 10-K.

(b)	Reports on Form 8-K.

During the three months ended September 30, 2001, the Company filed the following:

(1) Form 8-K dated July 11, 2001 reporting an agreement to acquire the southeastern assets of U. S. Aggregates, Inc. under Item
5, "Other Events" and Item 7, "Financial Statements, Pro Forma
Financial Information and Exhibits."


                                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              FLORIDA ROCK INDUSTRIES, INC.

Date:  December 19, 2001                       By JOHN D. MILTON, JR.
                                                 John D. Milton, Jr.
                                                 Executive Vice President
                                                  Treasurer and Chief
                                                  Financial Officer

                                              By WALLACE A. PATZKE  JR.
                                                 Wallace A. Patzke, Jr.
                                                 Vice President, Controller
                                                  and Chief Accounting
                                                  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 5, 2001.

JOHN D. BAKER II                                  CHARLES H. DENNY III

John D. Baker II                                  Charles H. Denny III
Director, President and Chief                     Director
Executive Officer
(Principal Executive Officer)                     J. DIX DRUCE
                                                  J. Dix Druce
JOHN D. MILTON, JR.		                    Director
John D. Milton, Jr.
Executive Vice President, Treasurer               LUKE E. FICHTHORN III
 and Chief Financial Officer                      Luke E. Fichthorn III
 (Principal Financial Officer)                    Director

WALLACE A. PATZKE  JR.                            TILLIE K. FOWLER
Wallace A. Patzke  Jr.                            Tillie K. Fowler
Vice President, Controller and                    Director
 Chief Accounting Officer
(Principal Accounting Officer)                    FRANCIS X. KNOTT
                                                  Francis X. Knott
EDWARD L. BAKER                                   Director
Edward L. Baker
Director                                          C. J. SHEPHERDSON
                                                  C. J. Shepherdson
THOMPSON S. BAKER II                              Director
Thompson S. Baker II
Director                                          G. KENNEDY THOMPSON
                                                  G. Kennedy Thompson
ALVIN R. CARPENTER                                Director
Alvin R. Carpenter
Director




                              FLORIDA ROCK INDUSTRIES, INC.
	FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                      EXHIBIT INDEX
                                      [Item 14(a)(3)]


(3)(a)(1)		Restated Articles of Incorporation of Florida Rock
Industries, Inc., filed with the Secretary of State of Florida on May 9, 1986, incorporated by reference to an exhibit previously filed with Form 10-Q for the quarter ended December 31, 1986. File No. 1-7159.

(3)(a)(2)		Amendment to the Articles of Incorporation of Florida
Rock Industries, Inc. filed with the Secretary of State of Florida on February 19, 1992, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1993. File No.
1-7159.

(3)(a)(3)		Amendments to the Articles of Incorporation of Florida
Rock Industries, Inc. filed with the Secretary of State of Florida on February 7, 1995, incorporated by reference to an appendix to the Company's Proxy
Statement dated December 15, 1994.

(3)(a)(4)		Amendment to the Articles of Incorporation of Florida
Rock Industries, Inc. filed with the Secretary of State
of Florida on February 4, 1998, incorporated by
reference to an exhibit previously filed with Form 10-Q
for the quarter ended March 31, 1998.   File No. 1-7159.

(3)(a)(5)		Amendment to the Articles of Incorporation of Florida
Rock Industries, Inc. filed with the Secretary of State
of Florida on May 6, 1999.  A form of such amendment was
previously filed as Exhibit 4 to the Company's Form 8-K
dated May 5, 1999 and is incorporated by reference
herein.   File No. 1-7159.

(3)(b)(1)		Restated Bylaws of Florida Rock Industries, Inc.,
adopted December 1, 1993, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 1-7159.

(3)(b)(2)		Amendment to the Bylaws of Florida Rock Industries, Inc.
adopted October 5, 1994, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 1-7159.

(3)(b)(3)		Amendment to the Bylaws of Florida Rock Industries, Inc.
adopted February 4, 1998, incorporated by reference to an exhibit previously filed with Form 10-Q for the quarter ended March 31, 1998. File No. 1-7159.

(4)(a)		Articles III, VII, and XIII of the Articles of
Incorporation of Florida Rock Industries, Inc., incorporated by reference to exhibits previously filed with Form 10-Q for the quarter ended December 31, 1986 and Form 10-K for the fiscal year ended September 30, 1993. And Articles XIV and XV, incorporated by reference as appendix to the Company's Proxy Statement dated December 15, 1994. File No. 1-7159.


(4)(b) Credit Agreement dated as of June 28, 2000 among Florida Rock Industries, Inc.; First Union National Bank; Bank
of America, N.A.; SunTrust Bank; and First Union
Securities, Inc., incorporated by reference to an
exhibit previously filed with Form 10-Q for the quarter
ended June 30, 2000.   File No. 1-7159.

(4)(c)		The Company and its consolidated subsidiaries have other
long-term debt agreements which do not exceed 10% of the total consolidated assets of the Company and its subsidiaries, and the Company agrees to furnish copies of such agreements and constituent documents to the Commission upon request.

(4)(d)		Rights Agreement, dated as of May 5, 1999 between the
Company and First Union National Bank, incorporated by
reference to Exhibit 4 to the Company's Form 8-K dated
May 5, 1999.   File No. 1-7159.

(10)(a)		Employment Agreement dated June 12, 1972 between Florida
Rock Industries, Inc. and Charles J. Shepherdson, Sr.
and form of Addendum thereto, incorporated by reference to an exhibit previously filed with Form S-1 dated June
29, 1972.  File No. 2-44839

(10)(b)		Addendums dated April 3, 1974 and November 18, 1975 to
Employment Agreement dated June 12, 1972 between Florida
Rock Industries, Inc., and Charles J. Shepherdson, Sr., incorporate by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1975. File No. 1-7159.

(10)(c)		Amended Medical Reimbursement Plan of Florida Rock
Industries, Inc., effective May 24, 1976, incorporated by reference to an exhibit previously filed with Form
10-K for the fiscal year ended September 30, 1980.
File No. 1-7159.

(10)(d)		Amendment No. 1 to Amended Medical Reimbursement Plan of
Florida Rock Industries, Inc. effective July 16, 1976, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1980. File No. 1-7159

(10)(e)		Tax Service Reimbursement Plan of Florida Rock
Industries, Inc. effective October 1, 1976, incorporated by reference to an exhibit previously filed with Form
10-K for the fiscal year ended September 30, 1980.
			File No. 1-7159.

(10)(f)		Amendment No. 1 to Tax Service Reimbursement Plan of
Florida Rock Industries, Inc., incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1981. File No. 1-7159.

(10)(g)		Amendment No. 2 to Tax Service Reimbursement Plan of
Florida Rock Industries, Inc., incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1985. File No. 1-7159.

(10)(h)		Summary of Management Incentive Compensation Plan as
amended effective October 1, 1992, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1993. File No.
1-7159.

(10)(i)		Florida Rock Industries, Inc. Management Security Plan,
incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1985. File No. 1-7159.


(10)(j)		Various mining royalty agreements with Patriot or its
subsidiary, none of which are presently believed to be material individually, but all of which may be material in the aggregate, incorporated by reference to exhibits previously filed with Form 10-K for the fiscal year ended September 30, 1986. File No. 1-7159.

(10)(k)		Florida Rock Industries, Inc. 1991 Stock Option Plan.
Previously filed with Form 10-K for the fiscal year ended September 30, 1992. And February 1, 1995
Amendment to Florida Rock Industries, Inc. 1991 Stock
Option Plan, incorporated by reference to an appendix previously filed as appendix to the Company's Proxy
Statement dated December 15, 1994.  File No. 1-7159.

(10)(l)		Form of Split Dollar Insurance Agreement and Assignment
of Life Insurance Policy as collateral between Florida
Rock Industries, Inc. and each of Edward L. Baker and
John D. Baker II with aggregate face amounts of $5.4 million and $8.0 million, respectively, incorporated by reference to an exhibit previously filed with Form 10-Q for the quarter ended December 31, 1996.

(10)(m)		Florida Rock Industries, Inc. 1996 Stock Option Plan,
incorporated by reference to an appendix to the Company's Proxy Statement dated December 18, 1995. File
No. 1-7159.

(10)(n)		Florida Rock Industries, Inc. 2000 Stock Option Plan,
incorporated by reference to an exhibit previously filed
with the Proxy Statement dated December 20, 2000.   File
No. 1-7159.

(11)   		Computation of Earnings Per Common Share.

(13)    		The Company's 2001 Annual Report to Shareholders,
portions of which are incorporated by reference in this Form 10-K. Those portions of the 2001 Annual Report to
Shareholders which are not incorporated by reference shall not be deemed to be filed as part of this Form 10-
K.

(21)   		Subsidiaries of the Company.

(23)    		Consent of Deloitte & Touche LLP, Independent Certified
Public Accountants, appears on page 17 of this Form 10-
K.



	FLORIDA ROCK INDUSTRIES, INC.
	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

	(Item 14(a)(1)and (2))

                                                                         Page
Consolidated Financial Statements:
  Consolidated balance sheets at September 30, 2001 and 2000              11(a)

  For the years ended September 30, 2001, 2000 and 1999:
      Consolidated statements of income                                   10(a)
      Consolidated statements of shareholders' equity                     13(a)
      Consolidated statements of cash flows                               12(a)

  Notes to consolidated financial statements                           14-21(a)

Independent Auditors' Report on Financial Statements                      22(a)

Selected quarterly financial data (unaudited)                              9(a)

Independent Auditors' Consent                                             18(b)

Independent Auditors' Report on Financial Statements                      19(b)

Consolidated Financial Statement Schedules:

   II - Valuation and qualifying accounts                                 20(b)

(a)	Refers to the page number in the Company's 2001 Annual Report to
Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b)	Refers to the page number in this Form 10-K.

All other schedules have been omitted as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.


                                                                   Exhibit 23

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Post Effective Amendments No. 1 to the Registration Statements Nos. 2-68961 and 2-76401 and in Registration Statements Nos. 33-56430, 33-56428, 33-55128, 33-56322, 33-26775,
33-18873 and 33-47618 of Florida Rock Industries, Inc. on Forms S-8 of our report dated November 30, 2001, appearing in this Annual Report on Form 10-K of Florida Rock Industries, Inc. for the year ended September 30, 2001.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 19, 2001

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Florida Rock Industries, Inc.
Jacksonville, Florida

We have audited the consolidated financial statements of Florida Rock Industries, Inc. and subsidiaries ("FRI") as of September 30, 2001 and 2000, and for each of the three years in the period ended September 30, 2001, and have issued our report thereon dated November 30, 2001; such consolidated financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of FRI, listed in Item 14. These financial statement schedules are the responsibility of FRI's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
November 30, 2001

	FLORIDA ROCK INDUSTRIES, INC.
	SCHEDULE II (CONSOLIDATED) - VALUATION AND QUALIFYING ACCOUNTS YEAR ENDED SEPTEMBER 30, 2001, 2000, AND 1999

                                    Additions
                Balance at    Charged to   Charged                   Balance
                Beginning     Costs and   to Other                   at End
Description      of Year      Expenses    Accounts   Deductions      of Year


Year ended
September 30,
 2001:

Allowance for
 doubtful
 accounts       $ 1,864,139   1,253,765             1,124,718a      1,993,186

Accrued risk
 insurance
 reserves       $11,396,355   5,013,056             6,912,495b     9,496,916

Accrued
 reclamation
 costs          $  8,844,176  1,398,723             3,109,503b      7,133,396

Year ended
September 30,
2000:

Allowance for
 doubtful
 accounts       $ 1,524,680     879,672               540,213a      1,864,139

Accrued risk
 insurance
 reserves       $ 9,400,874   5,485,007             3,489,526b     11,396,355

Accrued
 reclamation
 costs          $ 8,696,801     851,021               703,646 b      8,844,176

Year ended
September 30,
 1999:

Allowance for
 doubtful
 accounts       $ 1,121,472     532,465                129,257a     1,524,680

Accrued risk
 insurance
 reserves       $ 8,939,490   3,640,515              3,179,131b     9,400,874

Accrued
 reclamation
 costs          $ 7,392,904   1,613,990                310,093b     8,696,801


a) Accounts written off less recoveries
b) Payments