Form 10-Q
period 2001-12-31
FLORIDA ROCK INDUSTRIES INC
filed 2002-01-31
CIK 37651

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 29, 2002: 28,297,949 shares of $.10 par value common stock.








FLORIDA ROCK INDUSTRIES, INC.
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2001


CONTENTS

									                 Page No.

Part I.  Financial Information

Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets						 1
   Condensed Consolidated Statements of Income					 2
   Condensed Consolidated Statements of Cash Flows				 3
   Notes to Condensed Consolidated Financial Statements			 4

Item 2.  Management's Discussion and Analysis					 7

Item 3.  Quantitative and Qualitative Disclosures about Market Risks	10


Part II.  Other Information

Item 1.   Legal Proceedings                                           10
Item 6.   Exhibits and Reports on Form 8-K                            11

Signatures                                                            12

Exhibit 3(b)(4) Amendment to Bylaws                                   17
Exhibit 11 - Computation of Earnings Per Common Share                 18



                             PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	(In thousands)
	(Unaudited)

                                              December 31,      September 30,
                                                  2001              2001

ASSETS
Current assets:
 Cash and cash equivalents                     $   11,095           29,108
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $2,210 ($1,993 at September 30, 2001)            78,587           90,491
 Inventories                                       32,313           30,698
 Prepaid expenses and other                         8,416            5,961
  Total current assets                            130,411          156,258
Other assets                                       56,034           35,040
Goodwill, at cost less accumulated amortization
 of $8,590($8,590 at September 30,2001)            54,665           54,672
Property, plant and equipment, at cost:
 Land                                             161,719          160,899
 Plant and equipment                              739,970          739,495
 Construction in process                           21,292           18,521
           				                    922,981          918,915
 Less accumulated depreciation,
  depletion and amortization                      423,176          409,765
  Net property, plant and equipment               499,805          509,150
                                               $  740,915          755,120
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $    1,600                -
 Accounts payable                                  34,377           42,583
 Dividends payable				          2,403	         2,406
 Federal and state income taxes                     5,308                -
 Accrued payroll and benefits                       8,615           17,213
 Accrued insurance reserve                          5,148            2,678
 Accrued liabilities, other                         6,000           12,245
 Long-term debt due within one year                 2,045            9,145
  Total current liabilities                        65,496           86,270

Long-term debt                                    130,170          138,456
Deferred income taxes                              55,298           55,298
Accrued employee benefits                          17,180           16,788
Long-term accrued insurance reserves                7,235            7,258
Other accrued liabilities                           4,829            4,852
Shareholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 28,461,927 shares issued       2,846            2,846
 Capital in excess of par value                    15,226           15,274
 Retained earnings                                447,372          433,531
 Less cost of treasury stock, 188,543
  shares (223,902 shares at September
  30, 2001)                                        (4,737)          (5,453)
  Total shareholders' equity                      460,707          446,198
                                               $  740,915          755,120
See accompanying notes.


	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(In thousands except per share amounts)
	(Unaudited)



                                            Three Months Ended
                                               December 31,
                                             2001       2000


Net sales                                  $173,962    162,620
Freight revenues                              4,651      4,097
  Total sales                               178,613    166,717

Cost of sales                               131,209    125,911
Freight expense                               4,651      4,097
  Total cost of sales                       135,860    130,008

Gross profit                                 42,753     36,709
Selling, general and administrative          18,257     17,279

Operating profit                             24,496     19,430

Interest expense                             (1,152)    (2,789)
Interest income                                 330         30
Other income, net                             1,394         40

Income before income taxes                   25,068     16,711
Provision for income taxes                    8,824      5,882

Net income                                 $ 16,244     10,829

Earnings per share:
 Basic                                        $ .58        .39
 Diluted                                      $ .56        .38

Cash dividends per common share               $.085       .083

Weighted average shares used
in computing earnings per share:
 Basic                                       28,246     27,864
 Diluted                                     28,789     28,419


See accompanying notes.


	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
	(In thousands)
	(Unaudited)

                                                        2001             2000
Cash flows from operating activities:
  Net income                                          $16,244           10,829
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization           15,949           15,192
    Net changes in operating assets and
     liabilities:
     Accounts receivable                               11,964            6,374
     Inventories                                       (1,613)             673
     Prepaid expenses and other                        (2,454)          (1,205)
     Accounts payable and accrued liabilities         (14,927)         (13,845)
  Gain on disposition of property, plant and
     equipment                                         (1,545)             (74)
  Other, net                                             (308)             339

 Net cash provided by operating activities             23,310           18,283

Cash flows from investing activities:
  Purchase of property, plant and equipment            (7,563)         (10,540)
  Proceeds from the sale of property, plant and
   equipment                                            2,860              172
  Additions to other assets                           (21,242)            (927)
  Collections of notes receivable                         146               13

Net cash used in investing activities                 (25,799)         (11,282)

Cash flows from financing activities:
  Proceeds from long-term debt                          1,737            3,737
  Net increase short-term debt                          1,600           11,700
  Repayment of long-term debt                         (17,122)         (20,027)
  Exercise of employee stock options                      669                -
  Repurchase of Company stock                              (2)            (184)
  Payment of dividends                                 (2,406)          (2,322)

Net cash used in financing activities                 (15,524)          (7,096)

Net decrease in cash and cash equivalents             (18,013)             (95)
Cash and cash equivalents at beginning of year         29,108            3,372

Cash and cash equivalents at end of period            $11,095          $ 3,277


See accompanying notes.

	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31,2001
	(Unaudited)

(1)	Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of the Company and its more than 50% owned subsidiaries.
 These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months ended December 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2002. The accompanying consolidated condensed financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 2001.

Common Stock Split - On August 1, 2001, the Board of Directors approved
a 3 for 2 common stock split.   Shareholders of record, August 15,
2001, received one additional share for each two shares held.   The
stock split was effected in the form of a stock dividend, which was
paid in newly issued common stock on August 31, 2001.   All share and
per share amounts for all prior periods have been restated to reflect the stock split.

	The Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10) requires amounts billed customers for delivery costs to be classified as a component of total revenues and the related delivery costs to be classified as either a component of total cost of sales or separately reported within
the Statement of Income.   Effective October 1, 2000, the Company
adopted EITF 00-10 and accordingly restated total revenues and cost of sales by $4,097,000 for the three months ended December 31, 2000.
Gross profit, earnings before income taxes, net earnings and the related per share amounts were not affected.

(2)	Inventories

Inventories consisted of the following (in thousands):

                                              December 31,   September 30,
                                                  2001          2001

      Finished products                         $ 21,955       20,559
      Raw materials                                5,443        5,305
      Work in progress                               910        1,067
      Parts and supplies                           4,005        3,767
                                                $ 32,313       30,698

(3)	Goodwill

In July 2001, the FASB issued two statements, Statement No. 141, "Business Combinations," (SFAS 141) and Statement No. 142, "Goodwill
and Other Intangible Assets" (SFAS 142).   The two statements modify
the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets.

The Company adopted SFAS 142 effective October 1, 2001.   As a result,
goodwill is no longer amortized, but reviewed for impairment annually,
or more frequently if certain indicators arise.   The Company is
required to complete the initial step of a transitional impairment test by March 31, 2002 and to complete the final step of the transitional
impairment test by the end of fiscal 2002.   Any impairment loss
resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principle for the quarter
ended March 31, 2002.   Currently, the Company does not expect a write-
down of goodwill due to impairment.   Had the Company been accounting
for goodwill under SFAS 142 for all periods presented, the Company's net income and earnings per share would have been as follows:

                                           Three Months Ended
                                               December 31,
                                             2001        2000


      Reported net income                  $ 16,244     10,829
      Add back goodwill
        amortization, net of tax                  -        324
      Pro forma adjusted net income        $ 16,244     11,153

      Basic earnings per share:
        Reported net income                $    .58        .39
        Goodwill amortization, net tax            -        .01
        Pro forma basic earnings
          per share                        $    .58        .40
      Diluted earnings per share:
        Reported net income                $    .56        .38
        Goodwill amortization net of tax          -        .01
        Pro forma diluted earnings
          per share                        $    .56        .39

(4)	Acquisition


On September 24, 2001, the Company acquired all of the common stock of American Materials Technology, LLC for approximately $24.3 million.
This acquisition was accounted for under the purchase method of
accounting in accordance with SFAS 141.   The purchase price was
allocated to the acquired assets and liabilities assumed based on
estimated fair market values.   The excess of the purchase price over the
fair market value of the assets acquired and liabilities assumed amounted to $6,885,000.

Pro forma results of this acquisition assuming it was consummated at the beginning of fiscal 2001 would not be materially different from the results reported.

(5)	Business Segments

The Company has identified three business segments, each of which is
managed separately along product lines.   All of the Company's operations
are in the Southeastern and Mid-Atlantic States.  The Aggregates segment
mines, processes and sells construction aggregates.   The Concrete
products segment produces and sells ready-mix concrete and other concrete
products.   The Cement and Calcium products segment produces and sells cement and calcium products to customers in Florida, Georgia and Maryland.


Operating results and certain other financial data for the Company?s business segments are as follows (in thousands):

                                                 Three Months Ended
                                                    December 31,
                                             2001       2000

Net sales, excluding freight
   Aggregates                              $ 59,573     54,364
   Concrete                                 121,581    115,503
   Cement and calcium                        10,539     11,600
   Intersegment sales                       (17,731)   (18,847)

   Total net sales, excluding freight      $173,962    162,620

Operating profit
   Aggregates                                13,374     10,726
   Concrete products                         11,863      9,348
   Cement and calcium                           820      2,758
   Corporate overhead                        (1,561)    (3,402)

   Total operating profit                  $ 24,496     19,430

     Identifiable assets, at quarter end
   Aggregates                              $328,502    301,889
   Concrete products                        211,638    209,344
   Cement and calcium                       119,400    120,447
   Unallocated corporate assets              53,403     34,545
   Cash items                                11,097      3,277
   Investments in affiliates                 16,875     10,431

   Total identifiable assets               $740,915    679,933


(6)	Supplemental Disclosures of Cash Flow Information

Cash paid during the three months ended December 31, 2001 and 2000 for certain expense items are (in thousands):

                                              2001          2000
      Interest expense, net of
       amount capitalized                   $ 3,142         2,924
      Income taxes                          $   561         3,989

      The following schedule summarizes non-cash investing and financing activities for the three months ended December 31, 2001 and 2000 (in thousands):

                                               2001          2000

       Additions to property, plant
        and equipment from:
          Exchanges                         $     6            13
          Using escrow cash included
            in other assets                 $     -         2,605




(7)	Contingent Liabilities


The Company and its subsidiaries are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, are expected to have a materially adverse effect on the Company's consolidated financial statements.

The Company has retained certain self-insurance risks with respect to losses for third-party liability and property damage.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

The Company's operations are influenced by a number of external and
internal factors.   External factors include weather, competition,
levels of construction activity in the Company's markets, the cost and availability of money, appropriations and construction contract lettings by federal and state governments, fuel costs, transportation
costs, driver availability, labor costs and inflation.   Internal
factors include sales mix, plant location, quality and quantities of aggregates reserves, capacity utilization and other operating factors.

Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year, due primarily to the effect that weather has on the Company's sales and
production volume.   Normally, the highest sales and earnings of the
Company are attained in the Company's third and fourth quarters and the lowest sales and earnings are attained in the Company's first and
second quarters.   In addition, quarterly results will be affected by
planned maintenance at the cement plant.   The Company expenses
planned maintenance costs at the cement plant, which can be
significant, when incurred.   In the first quarter of fiscal 2002, the
Company expensed $1,520,000 in connection with planned maintenance at the cement plant that was shut down for four weeks during the quarter.

During last year's second quarter, milder than normal weather
contributed to a record second quarter performance.   During the
initial weeks of January 2002, the weather conditions in the Company's markets have been less favorable and sales were adversely affected by snow and rain.

For the first quarter of fiscal 2002, ended December 31, 2001, consolidated net sales excluding freight increased 7.0% to $173,962,000 from $162,620,000 last year. The increase in sales was primarily attributable to increased net sales from the aggregates and concrete products business segments partially offset by a decrease in
net sales of the cement and calcium business segment.   Net sales were
benefited this year due to favorable weather conditions as compared to unseasonably cold weather last year.

The increase in aggregate and concrete net sales was due to higher volumes and an increase in average price of some products. The reduction in cement net sales was due to scheduled maintenance at the cement plant during the first quarter of this year.

For the contribution made to net sales from each business segment, see
Note 5 to the Condensed Consolidated Financial Statements.

EBITDA (earnings before interest, taxes, depreciation, depletion and amortization) for the first quarter of fiscal 2002 was $42,169,000 as
compared to $34,692,000 last year.   EBITDA is a widely used key
indicator of cash generation capacity of construction materials companies.

The following chart reconciles net income as reported under generally accepted accounting principle to EBITDA:

                                           Three Months Ended
                                               December 31,
                                            2001      2000

Net income                               $ 16,244    10,829
Income taxes                                8,824     5,882
Interest expense                            1,152     2,789
Depreciation, depletion and
  amortization                             15,949    15,192

EBITDA                                   $ 42,169    34,692

Gross profit increased 16.5% to $42,753,000 from $36,709,000 last year. The increase in gross profit was primarily attributed to higher sales prices and volumes of the aggregates and concrete products segments, partially offset by reduced gross profit of the cement and calcium segment due to maintenance at the cement plant during the current quarter. Gross profit margin increased to 24.6% from 22.6% last year primarily due to higher sales levels and a reduction in fuel costs as compared to last year.

Selling, general and administrative expenses increased to $18,257,000 from $17,279,000 last year constituting 10.5% of net sales as opposed
to 10.6% last year.   The actual dollar increase was primarily
attributable to the increase in sales, higher profit sharing expense (which is linked to profitability) and higher depreciation expense partially offset by reduced legal fees and no goodwill amortization expense.

Interest expense decreased to $1,152,000 from $2,789,000 last year as a result of lower average debt outstanding and a decrease in the average interest rate.


Interest income increased to $330,000 as compared to $30,000 last
year.   The increase was due to investment of excess funds resulting from a commitment to have a fixed amount outstanding on the revolving line of credit to manage interest rates.

Included in other income for the first quarter of fiscal 2002 is a
pre-tax gain of $530,000 recognized from sales of real estate.   Also
included in other income is the Company's equity in 50% owned joint
ventures.   The equity in these joint ventures amounted to earnings of
$352,000 this year as compared to a loss of $281,000 last year.   The
loss last year was attributable to the start up and sales levels of the joint ventures.

Liquidity and Capital Resources.   For the first quarter of fiscal
2002, cash provided by operating activities of $23,310,000 and short-term investment of $25,300,000 at September 30, 2001, funded the repayment of debt of $17,122,000, payment of insurance policy loans of $18,771,000, purchases of property, plant and equipment of $7,563,000
and payment of dividends of $2,406,000.   The payment of the policy
loans increased other assets since the loans were netted against the cash surrender value of the policies.

For the first quarter of fiscal 2001, cash provided by operating activities of $18,283,000 and proceeds from loan borrowings of $15,437,000 were used to reduce long-term debt by $20,027,000, purchase property, plant and equipment of $10,540,000 and payment of dividends of $2,322,000.

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

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's
capital expenditures or operating results.   Additional information
concerning environmental matters is presented in Part II, Item 1 "Legal Proceedings" in this Form 10-Q and such information is incorporated herein by reference.

Cement Plant.   The Company completed construction of the cement plant
near Newberry, Alachua County, Florida in late December 1999.

On January 25, 1999, the City Commissioners of Newberry, Florida voted
4-0 to annex the Company's cement plant site into the city.   The
Company anticipates that future land use and zoning matters relating to the cement plant will be under the jurisdiction of the City of
Newberry.   The annexation of the land into the town of Newberry has
been challenged by an individual, though the Company is not party to the litigation. In addition, various cases have been filed challenging amendments to the City of Newberry's comprehensive plan.
 The Company is not a party to the litigation.   Alachua County has
filed suit to seek to enforce the terms of the Developer's Agreement between the County and the Company. This action does not claim
damages against the Company.   On November 15, 2001, final summary
judgment was entered in the Company's favor dismissing the County's
complaint.   The County has appealed the final summary judgment.

Outlook. For fiscal 2002, the Company expects some softening in commercial activity along with some counterbalancing increase in highway construction spending in its Florida markets.

Petroleum based costs are expected to decline year over year and interest expense likewise should be well below 2001 levels with the decline of interest rates as well as debt outstanding.

Residential construction, a key driver in the Company's markets, is expected to be down slightly from 2001 levels but still at healthy levels on a historical basis.

Given currently uncertain conditions in the overall economy, the Company anticipates a greater challenge in fiscal 2002 to continue to grow its earnings year over year. For the balance of the fiscal year, absent additional adverse weather conditions or significant further deterioration in economic conditions, the Company should continue to benefit from positive pricing from the aggregates and cement business segments.

Forward-Looking Statements.   Certain matters discussed in this report
contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially
from those indicated by such forward-looking statements.   These
forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources, competition and may be indicated by words or phrases such as "anticipate," "estimate," "plans," "project," "continuing," "ongoing," "expects," "management believes," "the Company believes," "the Company intends" and similar words or phrases. The following factors are among the principal factors that could cause actual results to differ materially from the forward-looking statements: availability and terms of financing; the weather; competition; levels of construction activity in the Company's markets; cement shipments; fuel costs; transportation costs; inflation; quality and quantities of the Company's aggregates reserves; residential and nonresidential construction; public spending for highways and infrastructure; governmental regulations and managements ability to determine appropriate sales mix, plant location and capacity utilization.

However, this list is not a complete statement of all potential risks
or uncertainties.   These forward-looking statements are made as of
the date hereof based on management's current expectations and the Company does not undertake an obligation to update such statements, whether as a result of new information, future events or otherwise.
  Additional information regarding these and other risks factors may be found in the Company's other filings made from time to time with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risks. There are no material changes to the disclosures made in Form 10-K for the fiscal year ended September 30, 2001 on this matter.


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

Note 7 to the Consolidated Condensed Financial Statements included in this Form 10-Q are incorporated by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.  The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page 13 of this Form
10-Q.

(b)	Reports on Form 8-K.  During the three months ended December 31,
2001, the Company filed a Form 8-K dated October 12, 2001 reporting it had entered into a Termination and Release Agreement with U.S. Aggregates by which the parties agreed to a mutual termination of their prior assets purchase agreement under Item
5, "Other Events" and Item 7, "Financial Statements, Pro Forma
Financial Information and Exhibits."




                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 31, 2002                     FLORIDA ROCK INDUSTRIES, INC.


                                JOHN D. MILTON, JR.

                                John D. Milton, Jr.
                                 Executive Vice President,
                                 Treasurer and Chief Financial
                                 Officer


                                WALLACE A PATZKE, JR.
                                   Wallace A. Patzke, Jr.
                                 Vice President, Controller
                                 and Chief Accounting Officer




                FLORIDA ROCK INDUSTRIES, INC.
	FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2001

	EXHIBIT INDEX
(3)(a)(1)	Restated Articles of Incorporation of Florida
Rock Industries, Inc., filed with the Secretary
of State of Florida on May 9, 1986, incorporated
by reference to an exhibit previously filed with
Form 10-Q for the quarter ended December 31,
1986.   File No. 1-7159.

(3)(a)(2)	Amendment to the Articles of Incorporation of
Florida Rock Industries, Inc. filed with the
Secretary of State of Florida on February 19,
1992, incorporated by reference to an exhibit
previously filed with Form 10-Q for the quarter
ended September 30, 1993.   File No. 1-7159.

(3)(a)(3)	Amendments to the Articles of Incorporation of
Florida Rock Industries, Inc. filed with the
Secretary of the State of Florida on February 7,
1995, incorporated by reference to an appendix to the Company's Proxy Statement dated December
15, 1994.

(3)(a)(4)	Amendment to the Articles of Incorporation of
Florida Rock Industries, Inc. filed with the
Secretary of State of Florida on February 4,
1998, incorporated by reference to an exhibit
previously filed with Form 10-Q for the quarter
ended March 31, 1998.   File No. 1-7159.

(3)(a)(5)	Amendment to the Articles of Incorporation of
Florida Rock Industries, Inc. filed with the
Secretary of State of Florida on May 5, 1999.
 A form of such amendment was previously filed
as Exhibit 4 to the Company Form 8-K dated May
5, 1999 and is incorporated by reference
herein.   File No.1-7159.

(3)(b)(1)	Restated Bylaws of Florida Rock Industries,
Inc., adopted December 1, 1993, incorporated by
reference to an exhibit previously filed with
Form 10-K for the fiscal year ended September
30, 1993.   File No. 1-7159.

(3)(b)(2)	Amendment to the Bylaws of Florida Rock
Industries, Inc. adopted October 5, 1994,
incorporated by reference to an exhibit
previously filed with Form 10-K for the fiscal
year ended September 30, 1994.   File No. 1-
7159.

(3)(b)(3)	Amendment to the Bylaws of Florida Rock
Industries, Inc. adopted February 4, 1998,
incorporated by reference to an exhibit
previously filed with Form 10-Q for the quarter
ended March 31, 1998.   File No. 1-7159.

(3)(b)(4)	Amendment to the Bylaws of Florida Rock
Industries,  Inc.  adopted  December   5, 2001.

(4)(a)	Articles III, VII, and XIII of the Articles of
Incorporation of Florida Rock Industries, Inc.
 incorporated by reference to exhibits
previously filed with Form 10-Q for the quarter
ended December 31, 1986 and Form 10-K for the
fiscal year ended September 30, 1993.   And
Articles XIV and XV, incorporated by reference
as appendix to the Company's Proxy Statement
dated December 15, 1994.   File No. 1-7159.

(4)(b)	Credit Agreement dated as of June 28, 2000 among
Florida Rock Industries, Inc.; First Union
National Bank,; Bank of America, N.A.; SunTrust
Bank; and First Union Securities, Inc.
incorporated by reference to an exhibit
previously filed with Form 10-Q for the quarter
ended June 30, 2000.   Filed No. 1-7159.

(4)(c)	The Company and its consolidated subsidiaries
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
1975 to Employment Agreement dated June 12, 1972
between Florida Rock Industries, Inc., and
Charles J. Shepherdson, Sr., incorporated by
reference to an exhibit previously field with
Form 10-K for fiscal year ended September 30,
1975.   File No. 1-7159.

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
Plan of Florida Rock Industries, Inc.,
incorporated by reference to an exhibit
previously filed with Form 10-K for the fiscal
year ended September 30, 1981.   File No. 1-
7159.

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
Assignment of Life Insurance Policy as
collateral between Florida Rock Industries, Inc.
and each of Edward L. Baker and John D. Baker,
II with aggregate face amounts of $5.4 million and $8.0 million, respectively, incorporated by reference to an exhibit previously filed with Form 10-Q for the quarter ended December 31, 1996. File No. 1-7159.


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





1




4