Form 10-Q
period 2002-03-31
FLORIDA ROCK INDUSTRIES INC
filed 2002-04-25
CIK 37651

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 23, 2002: 28,437,842 shares of $.10 par value common stock.









FLORIDA ROCK INDUSTRIES, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2002


CONTENTS

									                 Page No.

Part I.  Financial Information

Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets						 1
   Condensed Consolidated Statements of Income					 2
   Condensed Consolidated Statements of Cash Flows				 3
   Notes to Condensed Consolidated Financial Statements			 4

Item 2.  Management's Discussion and Analysis					 7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk	10


Part II.  Other Information

Item 1.   Legal Proceedings                                           10
Item 4.   Submission of Matters to a Vote of Shareholders		    11
Item 6.   Exhibits and Reports on Form 8-K                            11

Signatures                                                            12

Exhibit 11.  Computation of Earnings Per Common Share                 17



                             PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	(In thousands)
	(Unaudited)

                                                March 31,     September 30,
                                                  2002            2001

ASSETS
Current assets:
 Cash and cash equivalents                     $   24,696           29,108
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $2,342 ($1,993 at September 30, 2001)            84,729           90,491
 Inventories                                       31,922           30,698
 Prepaid expenses and other                         6,564            5,961
  Total current assets                            147,911          156,258
Other assets                                       56,955           35,040
Goodwill, at cost less accumulated amortization
 of $8,590($8,590 at September 30,2001)            54,668           54,672
Property, plant and equipment, at cost:
 Land                                             165,419          160,899
 Plant and equipment                              750,011          739,495
 Construction in process                           14,305           18,521
           				                    929,735          918,915
 Less accumulated depreciation,
  depletion and amortization                      435,781          409,765
  Net property, plant and equipment               493,954          509,150
                                               $  753,488          755,120
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $        -                -
 Accounts payable                                  33,181           42,583
 Dividends payable				          2,417	         2,406
 Federal and state income taxes                        21                -
 Accrued payroll and benefits                      12,014           17,213
 Accrued insurance reserve                          5,459            2,678
 Accrued liabilities, other                         7,569           12,245
 Long-term debt due within one year                 2,072            9,145
  Total current liabilities                        62,733           86,270

Long-term debt                                    130,351          138,456
Deferred income taxes                              55,889           55,298
Accrued employee benefits                          17,135           16,788
Long-term accrued insurance reserves                7,758            7,258
Other accrued liabilities                           5,595            4,852
Shareholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 28,461,927 shares issued       2,846            2,846
 Capital in excess of par value                    15,236           15,274
 Retained earnings                                457,273          433,531
 Less cost of treasury stock, 33,300
  shares (223,902 shares at September
  30, 2001)                                        (1,328)          (5,453)
  Total shareholders' equity                      474,027          446,198
                                               $  753,488          755,120
See accompanying notes.


	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(In thousands except per share amounts)
	(Unaudited)



                                    Three Months Ended     Six Months Ended
                                        March 31,              March 31,
                                     2002       2001       2002        2001


Net sales                         $167,187    163,052     341,149     325,672
Freight revenues                     3,490      3,789       8,141       7,886
  Total sales                      170,677    166,841     349,290     333,558

Cost of sales                      128,259    123,749     259,468     249,660
Freight expense                      3,490      3,789       8,141       7,886
  Total cost of sales              131,749    127,538     267,609     257,546

Gross profit                        38,928     39,303      81,681      76,012
Selling, general and administrative 18,841     19,381      37,098      36,660

Operating profit                    20,087     19,922      44,583      39,352

Interest expense                    (1,178)    (2,770)     (2,330)     (5,559)
Interest income                        201          5         531          35
Other income (expense), net           (101)     2,313       1,293       2,353

Income before income taxes          19,009     19,470      44,077      36,181
Provision for income taxes           6,691      6,854      15,515      12,736

Net income                        $ 12,318     12,616      28,562      23,445

Earnings per share:
 Basic                               $ .43        .45        1.01         .84
 Diluted                             $ .43        .44         .99         .82

Cash dividends per common share      $.085       .083         .17        .167

Weighted average shares used
in computing earnings per share:
 Basic                              28,352     27,899      28,298      27,882
 Diluted                            28,937     28,520      28,885      28,477


See accompanying notes.


	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
	(In thousands)
	(Unaudited)

                                                        2002             2001
Cash flows from operating activities:
  Net income                                          $28,562           23,445
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization           32,325           30,416
    Net changes in operating assets and
     liabilities:
     Accounts receivable                                5,907            1,812
     Inventories                                       (1,224)            (604)
     Prepaid expenses and other                          (620)          (4,423)
     Accounts payable and accrued liabilities         (14,885)         (16,735)
    Increase in deferred income taxes                     611            4,408
    Gain on disposition of property, plant and
     equipment                                         (1,745)          (3,361)
    Other, net                                            422              783

 Net cash provided by operating activities             49,353           35,741

Cash flows from investing activities:
  Purchase of property, plant and equipment           (17,584)         (30,285)
  Proceeds from the sale of property, plant and
   equipment                                            3,078            6,268
  Additions to other assets                           (23,603)          (8,515)
  Collections of notes receivable                         244               15

Net cash used in investing activities                 (37,865)         (32,517)

Cash flows from financing activities:
  Proceeds from long-term debt                          2,330            3,737
  Net increase short-term debt                              -           10,700
  Repayment of long-term debt                         (17,507)         (15,062)
  Exercise of employee stock options                    4,089            1,429
  Repurchase of Company stock                              (3)            (196)
  Payment of dividends                                 (4,809)          (4,644)

Net cash used in financing activities                 (15,900)          (4,036)

Net decrease in cash and cash equivalents              (4,412)            (812)
Cash and cash equivalents at beginning of year         29,108            3,372

Cash and cash equivalents at end of period            $24,696          $ 2,560


See accompanying notes.

	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31,2002
	(Unaudited)

(1)	Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of the Company and its more than 50% owned subsidiaries. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included.
 Operating results for the three and six months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2002. The accompanying consolidated condensed financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 2001.

Common Stock Split.   On August 1, 2001, the Board of Directors approved
a 3 for 2 common stock split.   Shareholders of record as of August 15,
2001, received one additional share for each two shares held.   The stock
split was effected in the form of a stock dividend, which was paid in
newly issued common stock on August 31, 2001.   All share and per share
amounts for all prior periods have been restated to reflect the stock split.

	The Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10) requires amounts billed customers for delivery costs to be classified as a component of total revenues and the related delivery costs to be classified as either a component of total cost of sales or separately reported within the
Statement of Income.   Effective October 1, 2000, the Company adopted
EITF 00-10 and accordingly restated total revenues and cost of sales by $3,789,000 for the three months ended March 31, 2001 and $7,886,000 for
the six months ended March 31, 2001.   Gross profit, earnings before
income taxes, net earnings and the related per share amounts were not affected.

(2)	Inventories

Inventories consisted of the following (in thousands):

                                                 March 31,   September 30,
                                                  2002          2001

      Finished products                         $ 21,935       20,559
      Raw materials                                4,606        5,305
      Work in progress                             1,214        1,067
      Parts and supplies                           4,167        3,767
                                                $ 31,922       30,698

(3)	Goodwill

In July 2001, the FASB issued two statements, Statement No. 141,
"Business Combinations," (SFAS 141) and Statement No. 142, "Goodwill and
Other Intangible Assets" (SFAS 142).   The two statements modify the
method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets.

The Company adopted SFAS 142 effective October 1, 2001.   As a result,
goodwill is no longer amortized, but reviewed for impairment annually,
or more frequently if certain indicators arise.   The Company completed
the initial step of a transitional impairment test and is required to complete the final step of the transitional impairment test by the end
of fiscal 2002.   The initial step of the transitional impairment test
resulted in no impairment loss. Had the Company been accounting for goodwill under SFAS 142 for all periods presented, the Company's net income and earnings per share would have been as follows:

                                        Three Months Ended   Six Months Ended
                                              March 31,          March 31,
                                          2002        2001   2002        2001

      Reported net income              $ 12,318     12,616   28,562     23,445
      Add back goodwill
        amortization, net of tax              -        352        -        638
      Pro forma adjusted net income    $ 12,318     12,968   28,562     24,083

      Basic earnings per share:
        Reported net income            $    .43        .45     1.01        .84
        Goodwill amortization, net tax        -        .01        -        .02
        Pro forma basic earnings
          per share                    $    .43        .46     1.01        .86
      Diluted earnings per share:
        Reported net income            $    .43        .44      .99        .82
        Goodwill amortization net of tax      -        .01        -        .02
        Pro forma diluted earnings
          per share                    $    .43        .45      .99        .84

(4)	Acquisition


On September 24, 2001, the Company acquired all of the equity interests of American Materials Technology, LLC for approximately $24.3 million.
  This acquisition was accounted for under the purchase method of
accounting in accordance with SFAS 141.   The purchase price was
allocated to the acquired assets and liabilities assumed based on
estimated fair market values.   The excess of the purchase price over the
fair market value of the assets acquired and liabilities assumed amounted to $6,885,000.

Pro forma results of this acquisition assuming it was consummated at the beginning of fiscal 2001 would not be materially different from the results reported.

(5)	Other Income

During the first quarter of fiscal 2002, the Company sold land and recognized a pre-tax gain of $530,000, which is included in other income for the six months ended March 31, 2002. During the second quarter of fiscal 2001, the Company sold land and recognized a pre-tax gain of $2,014,000 that is included in other income for three months and six months ended March 31, 2001.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                             Three Months Ended    Six Months Ended
                                  March 31,            March 31,
                              2002       2001      2002        2001

Net sales, excluding
  freight
   Aggregates              $ 56,195     52,730    115,768    107,094
   Concrete                 117,748    117,335    239,329    232,838
   Cement and calcium        13,722     12,266     24,261     23,866
   Intersegment sales       (20,478)   (19,279)   (38,209)   (38,126)

   Total net sales,
     excluding freight     $167,187    163,052    341,149    325,672

Operating profit(a)
   Aggregates              $  9,182     11,474     22,556     22,200
   Concrete products         10,086      9,936     21,949     19,284
   Cement and calcium         3,983      3,576      4,803      6,334
   Corporate overhead        (3,164)    (5,064)    (4,725)    (8,466)

   Total operating         $ 20,087     19,922     44,583     39,352
     Profit

     Identifiable assets, at quarter end
   Aggregates                                    $330,297    305,754
   Concrete products                              210,513    218,346
   Cement and calcium                             119,712    118,707
   Unallocated corporate assets                    52,209     38,404
   Cash items                                      24,696      2,560
   Investments in affiliates                       16,061     13,420

   Total identifiable assets                     $753,488    697,191

(a)	During fiscal 2002, the Company increased its allocation of
corporate overhead to the business segments.   The increase in
  each quarter to aggregates was $692,000, to concrete products was $748,000 and to cement and calcium was $17,000.

(7)	Supplemental Disclosures of Cash Flow Information

Cash paid during the six months ended March 31, 2002 and 2001 for certain expense items are (in thousands):

                                              2002          2001
      Interest expense, net of
       amount capitalized                   $ 4,232         4,398
      Income taxes                          $10,240        14,689

      The following schedule summarizes non-cash investing and
        financing activities for the six months ended March 31, 2002 and 2001 (in thousands):


                                              2002          2001

       Additions to property, plant
        and equipment from:
          Exchanges                         $    25            20
          Using escrow cash included
            in other assets                 $     -         2,605

(8)	Contingent Liabilities


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

Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year, due primarily to the effect that weather has on the Company's sales and
production volume.   Normally, the highest sales and earnings of the
Company are attained in the Company's third and fourth quarters and the lowest sales and earnings are attained in the Company's first and
second quarters.   In addition, quarterly results will be affected by
planned maintenance at the cement plant.   The Company expenses
maintenance costs at the cement plant, which can be significant, when
incurred.   In the first quarter of fiscal 2002, the Company expensed
$1,520,000 in connection with planned maintenance at the cement plant that was shut down for four weeks during the quarter.
During the third quarter the cement plant is scheduled to be shut down for seven to ten days for planned maintenance.

For the second quarter of fiscal 2002, ended March 31, 2002, consolidated net sales excluding freight increased 2.5% to $167,187,000 from $163,052,000 in the same quarter last year. The increase in sales for the second quarter was due to an increase in the average sales price, increased volumes of aggregates, cement and calcium products partially offset by a slight decrease in concrete volumes. While cement volumes increased, sales from the cement plant were less than capacity. During the second quarter of 2002, the cement plant was shutdown for four days for unplanned maintenance. The slight decrease in concrete volumes was due to a slight decline in total construction in the Company's market.

For the six months of fiscal 2002, consolidated net sales, excluding freight increased 4.8% to $341,149,000 from $325,672,000 last year. The increase in sales was primarily attributable to increased sales prices and an increase in aggregate and calcium volumes. Volumes for concrete products were at the same levels as last year while cement volumes were lower than last year due to the shutdown of the cement plant for four weeks during the first quarter and four days during the second quarter of this year.

For the contribution made to net sales from each business segment, see
Note 6 to the Condensed Consolidated Financial Statements.

EBITDA (earnings before interest, taxes, depreciation, depletion and amortization) for the second quarter of fiscal 2002 was $36,563,000 as compared to $37,464,000 for the same quarter last year and for the six
months was $78,732,000 as compared to $72,156,000 last year.   EBITDA
is a widely used key indicator of cash generation capacity of construction materials companies.

The following chart reconciles net income as reported under accounting principles generally accepted in the United States to EBITDA:

                         Three Months Ended      Six Months Ended
                              March 31,              March 31,
                           2002      2001        2002        2001

Net income              $ 12,318    12,616      28,562      23,445
Income taxes               6,691     6,854      15,515      12,736
Interest expense           1,178     2,770       2,330       5,559
Depreciation, depletion
  and amortization        16,376    15,224      32,325      30,416

EBITDA                  $ 36,563    37,464      78,732      72,156

Gross profit for the second quarter decreased 1.0% to $38,928,000 from $39,303,000 for the same quarter last year. Gross profit margin for the second quarter decreased to 23.3% from 24.1% last year. The decrease in gross profit for the second quarter was due to a decrease in aggregates gross profit partially offset by an improvement in cement and concrete. The improvement in cement and concrete was due to higher sales prices and cost controls. The decline in aggregates was due to significant shut down costs at a retiring quarry and higher depreciation, permitting and other start-up costs at several new locations partially offset by higher sales prices, lower fuel costs and improved gross profit at established quarries.

For the six months of 2002, gross profit increased 7.5% to $81,681,000 from $76,012,000 last year. The increase in gross profit was primarily attributed to higher sales prices and volumes of the aggregates segment, higher sales prices of concrete products partially offset by reduced gross profit of the cement and calcium segment due to planned maintenance at the cement plant during the first quarter. For the six months of 2002, gross margin increased to 24.0% from 23.3% last year primarily due to higher sales levels and a reduction in fuel costs as compared to last year.

Selling, general and administrative expenses for the second quarter decreased to $18,841,000 from $19,381,000 last year constituting 11.3% of net sales as opposed to 11.9% last year. The decrease for the second quarter is due to no goodwill amortization, reduced legal fees, and reduced bad debt expense partially offset by higher depreciation expense, group health insurance and higher profit sharing expense (which is linked to profitability). For the six months of 2002 selling, general and administrative increased to $37,098,000 from $36,660,000 last year constituting 10.9% of net sales as compared to 11.3% last year. The actual dollar increase for the six months was primarily attributable to the increase in sales, higher profit sharing expense (which is linked to profitability), increased group health insurance and higher depreciation expense partially offset by reduced legal fees, no goodwill amortization expense and reduced bad debt expense.

Interest expense for the second quarter decreased to $1,178,000 from $2,770,000 for the same quarter last year and for the six months of 2002 decreased to $2,330,000 from $5,559,000 for the same period last year as a result of lower average debt outstanding and a decrease in the average interest rate.


Interest income for the second quarter increased to $201,000 as compared to $5,000 for the same quarter last year and for the six months of 2002 increased to $531,000 as compared to $35,000 for the
same period last year.   The increase was due to investment of excess
funds resulting from a commitment to have a fixed amount outstanding on the revolving line of credit to manage interest rates.

Included in other income for the six months of fiscal 2002 is a pre-tax gain of $530,000 recognized from sales of real estate during the first quarter of fiscal 2002. For the three months and six months of fiscal 2001, other income included a pre-tax gain on the sale of real
estate of $2,014,000.   Also included in other income is the Company's
equity in operating results of the 50% owned joint ventures. For the three months ended March 31, 2002 and 2001 the equity in these
ventures was a loss of $730,000 and $236,000, respectively.   For the
six months ended March 31, 2002 and 2001 the equity in these ventures
was a loss of $378,000 and $517,000 respectively.   The loss for the
three months ended March 31, 2002 was due to low sales volumes due to winter weather in Canada. The losses for the three months and six months of fiscal 2001 were attributable to startup of these ventures.

Liquidity and Capital Resources.   For the first six months of fiscal
2002, cash provided by operating activities of $49,353,000, exercise of stock options of $4,089,000 and proceeds from sale of property, plant and equipment of $3,078,000 funded the repayment of debt of $17,507,000, payment of insurance policy loans of $18,771,000, purchases of property, plant and equipment of $17,584,000 and payment
of dividends of $4,809,000.   The payment of the policy loans
increased other assets since the loans were netted against the cash surrender value of the policies.

For the first six months of fiscal 2001, cash provided by operating activities of $35,741,000 and proceeds from loan borrowings of $14,437,000 were used to reduce long-term debt by $15,062,000, purchase property, plant and equipment of $30,285,000 and payment of dividends of $4,644,000.

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

Outlook.   For the remainder of the fiscal year, the Company expects
its markets to remain strong as a whole with improved performance from the cement segment.

Forward-Looking Statements.   Certain matters discussed in this report
contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially
from those indicated by such forward-looking statements.   These
forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as "anticipate," "estimate," "plans," "project," "continuing," "ongoing," "expects," "management believes," "the Company believes," "the Company intends" and similar words or phrases. The following factors are among the principal factors that could cause actual results to differ materially from the forward-looking statements: availability and terms of financing; the weather; competition; levels of construction activity in the Company's markets; cement shipments; fuel costs; transportation costs; inflation; quality and quantities of the Company's aggregates reserves; residential and nonresidential construction; public spending for highways and infrastructure; governmental regulations and management's ability to determine appropriate sales mix, plant location and capacity utilization.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk. There are no material changes to the disclosures made in Form 10-K for the fiscal year ended September 30, 2001 on this matter.


                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

In November 2000, the United States Environmental Protection Agency through the offices of the United States Attorney for the District of Columbia commenced an investigation of DC Materials, Inc. and Cardinal Concrete Company, both subsidiaries of the Company, with respect to a parcel of real property leased by DC Materials, Inc. in the District
of Columbia.   The investigation consists of looking into possible
violations of the Clean Water Act in connection with the discharge of
runoff water at the aforementioned site.   The Company including its
subsidiaries is cooperating fully with the investigation, which is
still continuing.   In the opinion of management, the outcome is not
expected to have a material adverse effect on the Company's consolidated financial statements.

Note 8 to the Consolidated Condensed Financial Statements included in this Form 10-Q are incorporated by reference.

Item 4.  Submission of Matters to a Vote of Stockholders

On February 6, 2002, the Company held its annual stockholders meeting. At the meeting, the stockholders elected the following directors by the vote shown.

                    Term      Votes        Votes         Broker/
                    Ending    For          Withheld      Non-Votes

John D. Baker, II   2005      23,088,163   3,099,931     -
Alvin R. Carpenter  2005      25,857,632     330,462     -
G. Kennedy Thompson 2005      26,104,634      83,460     -
Tillie K. Fowler    2004      26,138,295      49,799     -
J. Dix Druce        2003      26,136,726      51,368     -

The directors whose terms of office as a director have continued after the meeting are Edward L. Baker and Francis X. Knott for terms expiring in 2003 and Thompson S. Baker II, Luke E. Fichthorn III and
C. J. Shepherdson for terms expiring in 2004.   At the Board of
Directors meeting following the annual stockholders meeting, Martin E. Stein, Jr. (age 49) and John D. Milton, Jr. (age 56) were appointed as directors and Charles H. Denny, III retired as a director. Mr. Stein is Chairman and Chief Executive Officer of Regency Centers Corporation and is also director of Patriot Transportation Holding, Inc., Stein
Mart Inc. and The Regency Group, Inc.   Mr. Milton is the Company's
Executive Vice President, Treasurer and Chief Financial Officer.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.  The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page 13 of this Form
10-Q.

(b)	Reports on Form 8-K.  During the three months ended March 31,
2002, the Company did not file any reports on Form 8-K.



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 25, 2002                       FLORIDA ROCK INDUSTRIES, INC.


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
	FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

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
Industries,  Inc.  adopted  December   5, 2001.
incorporated by reference to an exhibit
previously filed with Form 10-Q for the quarter
ended December 31, 2001.   File No. 1-7159.

(4)(a)	Articles III, VII, and XIII of the Articles of
Incorporation of Florida Rock Industries, Inc.
 incorporated by reference to exhibits
previously filed with Form 10-Q for the quarter
ended December 31, 1986 and Form 10-K for the
fiscal year ended September 30, 1993 and
Articles XIV and XV, of the Articles of
Incorporation of Florida Rock Industries, Inc.
incorporated by reference as appendix to the
Company's Proxy Statement dated December 15,
1994.   File No. 1-7159.

(4)(b)	Credit Agreement dated as of June 28, 2000 among
Florida Rock Industries, Inc.; First Union
National Bank; Bank of America, N.A.; SunTrust
Bank; and First Union Securities, Inc.;
incorporated by reference to an exhibit
previously filed with Form 10-Q for the quarter
ended June 30, 2000.   File No. 1-7159.

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
1975 to Employment Agreement dated June 12, 1972
between Florida Rock Industries, Inc., and
Charles J. Shepherdson, Sr., incorporated by
reference to an exhibit previously filed with
Form 10-K for fiscal year ended September 30,
1975.   File No. 1-7159.

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
Plan.  Previously filed with Form 10-K for the
fiscal year ended September 30, 1992; and
February 1, 1995 Amendment to Florida Rock
Industries, Inc. 1991 Stock Option Plan,
incorporated by reference to an appendix
previously filed as appendix to the Company's
Proxy Statement dated December 15, 1994.   File
No. 1-7159.

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




16