Form 10-Q
period 2002-06-30
FLORIDA ROCK INDUSTRIES INC
filed 2002-07-31
CIK 37651

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 26, 2002: 28,561,448 shares of $.10 par value common stock.











FLORIDA ROCK INDUSTRIES, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2002


CONTENTS

									                 Page No.

Part I.  Financial Information

Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets						 1
   Condensed Consolidated Statements of Income					 2
   Condensed Consolidated Statements of Cash Flows				 3
   Notes to Condensed Consolidated Financial Statements			 4

Item 2.  Management's Discussion and Analysis					 7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk	11


Part II.  Other Information

Item 1.   Legal Proceedings                                           11
Item 6.   Exhibits and Reports on Form 8-K                            12

Signatures                                                            13

Exhibit 11.  Computation of Earnings Per Common Share                 18




                             PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	(In thousands)
	(Unaudited)

                                                June 30,       September 30,
                                                  2002            2001

ASSETS
Current assets:
 Cash and cash equivalents                     $    6,196           29,108
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $2,202 ($1,993 at September 30, 2001)            87,415           90,491
 Inventories                                       30,088           30,698
 Prepaid expenses and other                         6,009            5,961
  Total current assets                            129,708          156,258
Other assets                                       56,841           35,040
Goodwill, at cost less accumulated amortization
 of $8,590($8,590 at September 30,2001)            55,102           54,672
Property, plant and equipment, at cost:
 Land                                             167,574          160,899
 Plant and equipment                              755,477          739,495
 Construction in process                           16,910           18,521
           				                    939,961          918,915
 Less accumulated depreciation,
  depletion and amortization                      448,347          409,765
  Net property, plant and equipment               491,614          509,150
                                               $  733,265          755,120
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $        -                -
 Accounts payable                                  37,291           42,583
 Dividends payable				          2,859	         2,406
 Federal and state income taxes                     1,651                -
 Accrued payroll and benefits                      16,869           17,213
 Accrued insurance reserve                          5,286            2,678
 Accrued liabilities, other                         7,570           12,245
 Long-term debt due within one year                 2,053            9,145
  Total current liabilities                        73,579           86,270

Long-term debt                                     80,313          138,456
Deferred income taxes                              56,132           55,298
Accrued employee benefits                          17,068           16,788
Long-term accrued insurance reserves                8,157            7,258
Other accrued liabilities                           5,832            4,852
Shareholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 28,561,448 shares issued       2,856            2,846
  (28,461,927 shares at September 30, 2001)
 Capital in excess of par value                    15,560           15,274
 Retained earnings                                473,768          433,531
 Less cost of treasury stock,
  (223,902 shares at September
  30, 2001)                                             -           (5,453)
  Total shareholders' equity                      492,184          446,198
                                               $  733,265          755,120
See accompanying notes.



	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(In thousands except per share amounts)
	(Unaudited)



                                    Three Months Ended     Nine Months Ended
                                        June 30,               June 30,
                                     2002       2001       2002        2001


Net sales                         $185,717    189,528     526,866     515,200
Freight revenues                     4,086      4,942      12,227      12,828
  Total sales                      189,803    194,470     539,093     528,028

Cost of sales                      137,400    139,984     396,868     389,644
Freight expense                      4,086      4,942      12,227      12,828
  Total cost of sales              141,486    144,926     409,095     402,472

Gross profit                        48,317     49,544     129,998     125,556
Selling, general and administrative 18,335     18,931      55,433      55,591

Operating profit                    29,982     30,613      74,565      69,965

Interest expense                      (801)    (2,340)     (3,131)     (7,899)
Interest income                        247        133         778         168
Other income (expense), net            441        849       1,734       3,202

Income before income taxes          29,869     29,255      73,946      65,436
Provision for income taxes          10,514     10,298      26,029      23,034

Net income                        $ 19,355     18,957      47,917      42,402

Earnings per share:
 Basic                               $ .67        .67        1.69        1.52
 Diluted                             $ .66        .66        1.66        1.49

Cash dividends per common share      $ .10       .083         .27         .25

Weighted average shares used
in computing earnings per share:
 Basic                              28,808     28,049      28,363      27,938
 Diluted                            29,323     28,651      28,939      28,548


See accompanying notes.



	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    NINE MONTHS ENDED JUNE 30, 2002 AND 2001
	(In thousands)
	(Unaudited)

                                                        2002             2001
Cash flows from operating activities:
  Net income                                          $47,917           42,402
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization           49,189           46,404
    Net changes in operating assets and
     liabilities:
     Accounts receivable                                3,558           (7,966)
     Inventories                                          612            1,619
     Prepaid expenses and other                          (158)            (996)
     Accounts payable and accrued liabilities          (3,893)          (4,108)
    Increase in deferred income taxes                     944            5,733
    Gain on disposition of property, plant and
     equipment                                         (1,960)          (3,674)
    Other, net                                            311            1,141

 Net cash provided by operating activities             96,520           80,555

Cash flows from investing activities:
  Purchase of property, plant and equipment           (31,799)         (56,820)
  Proceeds from the sale of property, plant and
   equipment                                            3,333            6,374
  Additions to other assets                           (24,539)          (6,480)
  Additions to notes receivable                          (150)          (1,000)
  Collections of notes receivable                         434              112

Net cash used in investing activities                 (52,721)         (57,814)

Cash flows from financing activities:
  Proceeds from long-term debt                          2,464           10,786
  Net increase short-term debt                              -            4,100
  Repayment of long-term debt                         (67,698)         (35,221)
  Exercise of employee stock options                    5,753            6,012
  Repurchase of Company stock                              (4)          (1,215)
  Payment of dividends                                 (7,226)          (6,973)

Net cash used in financing activities                 (66,711)         (22,511)

Net increase (decrease) in cash and cash equivalents  (22,912)             230
Cash and cash equivalents at beginning of year         29,108            3,372

Cash and cash equivalents at end of period            $ 6,196          $ 3,602


See accompanying notes.


	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30,2002
	(Unaudited)

(1)	Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of the Company and its more than 50% owned subsidiaries. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three and nine months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2002. The accompanying consolidated condensed financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 2001.

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

      The Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10) requires amounts billed customers for delivery costs to be classified as a component of total revenues and the related delivery costs to be classified as either a component of total cost of sales or separately reported within the
Statement of Income.   As of September 30, 2001, the Company adopted EITF
00-10 effective October 1, 2000 and accordingly restated total revenues and cost of sales by $4,942,000 for the three months ended June 30, 2001
and $12,828,000 for the nine months ended June 30, 2001.   Gross profit,
earnings before income taxes, net earnings and the related per share amounts were not affected.

(2)	Inventories

Inventories consisted of the following (in thousands):

                                                 June 30,   September 30,
                                                  2002          2001

      Finished products                         $ 20,871       20,559
      Raw materials                                4,148        5,305
      Work in progress                               520        1,067
      Parts and supplies                           4,549        3,767
                                                $ 30,088       30,698

(3)	Goodwill

In July 2001, the FASB issued two statements, Statement No. 141,
"Business Combinations," (SFAS 141) and Statement No. 142, "Goodwill and
Other Intangible Assets" (SFAS 142).   The two statements modify the
method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets.

The Company adopted SFAS 142 effective October 1, 2001.   As a result,
goodwill is no longer amortized, but reviewed for impairment annually, or
more frequently if certain indicators arise.   The Company completed the
initial step of a transitional impairment test and is required to complete the final step of the transitional impairment test by the end of
fiscal 2002.   The initial step of the transitional impairment test
resulted in no impairment loss. Had the Company been accounting for goodwill under SFAS 142 for all periods presented, the Company's net income and earnings per share would have been as follows (in thousands except per share amounts):

                                        Three Months Ended  Nine Months Ended
                                             June 30,           June 30,
                                          2002        2001   2002        2001

      Reported net income              $ 19,355     18,957   47,917     42,402
      Add back goodwill
        amortization, net of tax              -        315        -        953
      Pro forma adjusted net income    $ 19,355     19,272   47,917     43,355

      Basic earnings per share:
        Reported net income            $    .67        .67     1.69       1.52
        Goodwill amortization, net tax        -        .01        -        .03
        Pro forma basic earnings
          per share                    $    .67        .68     1.69       1.55
      Diluted earnings per share:
        Reported net income            $    .66        .66     1.66       1.49
        Goodwill amortization net of tax      -        .01        -        .03
        Pro forma diluted earnings
          per share                    $    .66        .67     1.66       1.52

(4)	Acquisition



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

During the first quarter of fiscal 2002, the Company sold land and recognized a pre-tax gain of $530,000, which is included in other income for the nine months ended June 2002. During the second quarter of fiscal 2001, the Company sold land and recognized a pre-tax gain of $2,014,000 that is included in other income for nine months ended June 30, 2001.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                                   Three Months Ended   Nine Months Ended
                                       June 30,             June 30,
                                    2002       2001      2002        2001

Net sales, excluding
  freight
   Aggregates              $ 66,846     62,782    182,614    169,876
   Concrete products        125,870    132,443    365,199    365,281
   Cement and calcium        14,320     14,356     38,581     38,222
   Intersegment sales       (21,319)   (20,053)   (59,528)   (58,179)

   Total net sales,
     excluding freight     $185,717    189,528    526,866    515,200

Operating profit(a)
   Aggregates              $ 17,053     16,015     39,609     38,215
   Concrete products         12,162     15,228     34,111     34,512
   Cement and calcium         3,662      4,056      8,465     10,390
   Corporate overhead        (2,895)    (4,686)    (7,620)   (13,152)

   Total operating         $ 29,982     30,613     74,565     69,965
     Profit

     Identifiable assets, at quarter end
   Aggregates                                    $330,430    309,458
   Concrete products                              211,917    227,626
   Cement and calcium                             117,782    121,551
   Unallocated corporate assets                    51,592     34,532
   Cash items                                       6,196      3,603
   Investments in affiliates                       15,348     14,809

   Total identifiable assets                     $733,265    711,579

(a)	During fiscal 2002, the Company increased its allocation of
corporate overhead to the business segments.   The increase in
each quarter to aggregates was $692,000, to concrete products was $748,000 and to cement and calcium was $17,000.

(7)	Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended June 30, 2002 and 2001 for certain expense items are (in thousands):

                                              2002          2001
      Interest expense, net of
       amount capitalized                   $ 5,238         6,966
      Income taxes                          $16,412        15,585

      The following schedule summarizes non-cash investing and financing activities for the nine months ended June 30, 2002 and 2001 (in thousands):


                                              2002          2001

       Additions to property, plant
        and equipment from:
          Exchanges                         $    28            83
          Issuance of debt                        -           121
          Using escrow cash included
            in other assets                 $     -         2,605

(8)	Contingent Liabilities



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

(9)  Subsequent events

Subsequent to June 30, 2002, the Company has closed the first installment of the sale of its Naples, Florida, quarry to U. S. Home Corporation, a subsidiary of Lennar Corporation in the amount of $2,500,000. This installment approximates one-tenth of the property, with the purchaser having the option to acquire the remaining acreage in as many as nine more annual installments for the remaining purchase price total of $22,500,000, which amount will increase from June 30, 2002, at the rate of 6% per annum until paid. If the purchaser does not exercise its options, the contract contains liquidated damages secured by a letter of credit of $3,500,000, which reduces ratably after the third option. The Company's basis in the total property is approximately $8,000,000. The recognized pre-tax gain on this first installment will be approximately $1,700,000.


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

Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year, due primarily to the effect that weather has on the Company's sales and
production volume.   Normally, the highest sales and earnings of the
Company are attained in the Company's third and fourth quarters and the lowest sales and earnings are attained in the Company's first and
second quarters.   In addition, quarterly results will be affected by
planned maintenance at the cement plant.   The Company expenses
maintenance costs at the cement plant, which can be significant, when incurred. For planned maintenance at the cement plant the Company expensed $1,520,000 in the first quarter of fiscal 2002, $1,152,000 in the third quarter of fiscal 2002 and $620,000 in the third quarter of
fiscal 2001.   The plant was shut down for planned maintenance for
four weeks in the first quarter of fiscal 2002, eight days in the third quarter of fiscal 2002 and ten days in the third quarter of fiscal 2001.

For the third quarter of fiscal 2002, ended June 30, 2002, consolidated net sales excluding freight decreased 2.0% to $185,717,000 from $189,528,000 in the same quarter last year. The decrease in sales for the third quarter was due to decreased concrete and cement volumes. These decreases were partially offset by increased volumes of aggregates and calcium products. Concrete volumes declined as non-residential construction softened and June rains slowed central and southern Florida operations. Cement volumes were down due to the shutdown for planned maintenance and the lessened demand due to the dampened Florida markets.

For the nine months of fiscal 2002, consolidated net sales, excluding freight increased 2.3% to $526,866,000 from $515,200,000 last year. The increase in sales was primarily attributable to increased sales prices and an increase in aggregate and calcium volumes. Volumes for concrete products were below last year's levels while cement volumes were lower than last year due to the shutdown of the cement plant for four weeks during the first quarter of this year, eight days in the third quarter of this year and ten days in the third quarter of last
year.   The decline in concrete volumes was primarily in the third quarter of this year.

For the contribution made to net sales from each business segment, see
Note 6 to the Condensed Consolidated Financial Statements.

EBITDA (earnings before interest, taxes, depreciation, depletion and amortization) for the third quarter of fiscal 2002 was $47,534,000 as compared to $47,583,000 for the same quarter last year and for the nine months was $126,266,000 as compared to $119,739,000 last year. EBITDA is a widely used key indicator of cash generation capacity of construction materials companies.

The following chart reconciles net income as reported under accounting principles generally accepted in the United States to EBITDA:









                         Three Months Ended      Nine Months Ended
                              June 30,               June 30,
                           2002      2001        2002        2001

Net income              $ 19,355    18,957      47,917      42,402
Income taxes              10,514    10,298      26,029      23,034
Interest expense             801     2,340       3,131       7,899
Depreciation, depletion
  and amortization        16,864    15,988      49,189      46,404

EBITDA                  $ 47,534    47,583     126,266     119,739

Gross profit for the third quarter decreased 2.5% to $48,317,000 from $49,544,000 for the same quarter last year. Gross profit margin for the third quarter remained stable at 26.0% as compared to 26.1% last year. Aggregates gross profit improved but was offset by a decrease in cement and concrete. The decrease in cement and concrete was due to lower volumes during the quarter. The improvement in aggregates was due to higher sales prices, lower fuel costs and improved gross
profit at established quarries.   Gross profit was adversely affected
by the planned maintenance at the cement plant for which the Company recorded expenses of $1,152,000 as compared to $620,000 for the same
quarter last year.   In addition, gross profit was adversely affected
in the third quarter by additional risk insurance expense of $360,000 due to a decrease in the interest rate used to compute the risk insurance reserves.

For the nine months of 2002, gross profit increased 3.5% to $129,998,000 from $125,556,000 last year. The increase in gross profit was primarily attributable to higher sales prices and volumes of the aggregates segment, higher sales prices of concrete products partially offset by reduced gross profit of the cement and calcium segment due to planned maintenance at the cement plant during the first quarter and lower volumes of concrete and cement in the third quarter. For the nine months of 2002, gross margin increased to 24.7% from 24.4% last year primarily due to higher sales levels and a reduction in fuel costs as compared to last year.

Selling, general and administrative expenses for the third quarter decreased to $18,335,000 from $18,931,000 last year constituting 9.9% of net sales as opposed to 10.0% last year. The decrease for the third quarter is due to no goodwill amortization, reduced legal fees, lower profit sharing expense (which is linked to profitability) and reduced bad debt expense partially offset by higher depreciation expense and group health insurance. For the nine months of 2002 selling, general and administrative decreased to $55,433,000 from $55,591,000 last year constituting 10.5% of net sales as compared to 10.8% last year. The decrease for the nine months was primarily attributable to reduced legal fees, no goodwill amortization expense and reduced bad debt expense substantially offset by higher profit sharing expense (which is linked to profitability), increased group health insurance and higher depreciation expense.

Interest expense for the third quarter decreased to $801,000 from $2,340,000 for the same quarter last year and for the nine months of 2002 decreased to $3,131,000 from $7,899,000 for the same period last year. This substantial decline is attributable to the elective application to use cash flows to reduce debt outstanding under its revolver as well as a decrease in the average interest rate.



Interest income for the third quarter increased to $247,000 as compared to $133,000 for the same quarter last year and for the nine months of 2002 increased to $778,000 as compared to $168,000 for the
same period last year.   To reduce the interest rate on borrowed
funds, the Company committed not to repay a portion of its revolving
credit facility for a fixed period.   This resulted in an increase in
interest income as the Company invested funds, rather than reducing borrowings under the revolving credit facility.

Included in other income for the nine months of fiscal 2002 is a gain of $530,000 recognized from sales of real estate during the first quarter of fiscal 2002. For the nine months of fiscal 2001, other income included a gain on the sale of real estate of $2,014,000.
Also included in other income is the Company's equity in operating results of the 50% owned joint ventures. The equity in these ventures was a gain of $144,000 for the third quarter of 2002 as compared to a loss of $145,000 for the comparable period last year. For the nine months ended June 30, 2002 and 2001 the equity in these ventures was a
loss of $233,000 and $661,000 respectively.   The losses for the three
months of fiscal 2001 and nine months of fiscal 2001 and 2002 were attributable to startup of these ventures.

Income tax expense increased $216,000 for third quarter of fiscal 2002
and increased $2,995,000 for nine months of fiscal 2002.   These
increases were due to higher income before taxes.   The effective tax
rate is 35.2% for all periods.

Liquidity and Capital Resources.   For the first nine months of fiscal
2002, cash provided by operating activities of $96,520,000, exercise of stock options of $5,753,000 and proceeds from sale of property, plant and equipment of $3,333,000 funded the repayment of $60,000,000 of the long-term revolving credit facility; repayment of other debt of $7,698,000, payment of insurance policy loans of $18,771,000, purchases of property, plant and equipment of $31,799,000 and payment
of dividends of $7,226,000.   The payment of the policy loans
increased other assets since the loans were netted against the cash surrender value of the policies.

For the first nine months of fiscal 2001, cash provided by operating activities of $80,555,000 and proceeds from loan borrowings of $14,886,000 were used to reduce long-term debt by $42,194,000, purchase property, plant and equipment of $56,820,000 and pay dividends of $6,973,000.

Based on current expectations, management believes that its internally generated cash flow for the fourth quarter will be sufficient to continue to repay a portion of the $40,000,000 outstanding under its long-term revolver or to be used for other investing and financing
activities.   As of June 30, 2002 the Company had $160,000,000 of
long-term credit availability and $34,000,000 of availability under
overnight lines of credit.   In addition, the Company could re-borrow
under insurance policies approximately $19,000,000.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's
capital expenditures or operating results.   Additional information
concerning environmental matters is presented in Part II, Item 1 "Legal Proceedings" in this Form 10-Q and such information is incorporated herein by reference.

Outlook. Looking forward, the Company expects continuing strength in its residential housing market sectors as well as in its highway construction markets in Florida and Georgia. Softness in non-residential construction is expected to remain in the coming months. The Company has no planned maintenance or shutdowns scheduled at its cement plant until later part of the first quarter of fiscal 2003.

The current volatility in the U.S. Capital markets current poses a
threat to the overall U.S. economic outlook.   While the Company is
comfortable that its financial condition provides it the strength to weather this short-term volatility, if these volatile conditions continue into the longer term, demand for the Company's products and consequently cash flow from operations will be negatively affected.

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

Note 8 to the Consolidated Condensed Financial Statements included in this Form 10-Q is incorporated by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.  The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page 13 of this Form
10-Q.

(b)	Reports on Form 8-K.  During the three months ended June 30,
2002, the Company did not file any reports on Form 8-K.




                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 31, 2002                       FLORIDA ROCK INDUSTRIES, INC.


	                          JOHN D. BAKER, II
                                John D. Baker, II
                                 President and Chief Executive
                                 Officer


                                JOHN D. MILTON, JR.
                                John D. Milton, Jr.
                                 Executive Vice President,
                                 Treasurer and Chief Financial
                                 Officer


                                WALLACE A PATZKE, JR.
                                Wallace A. Patzke, Jr.
                                 Vice President, Controller
                                 and Chief Accounting Officer


CERTIFICATION UNDER SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Florida Rock Industries, Inc.


                                JOHN D. BAKER, II
                                John D. Baker, II
                                 President and Chief Executive
                                 Officer


                                JOHN D. MILTON,JR.
                                John D. Milton, Jr.
                                 Executive Vice President,
                                 Treasurer and Chief Financial
                                 Officer


                                WALLACE A PATZKE, JR.
                                Wallace A. Patzke, Jr.
                                 Vice President, Controller
                                 and Chief Accounting Officer







                FLORIDA ROCK INDUSTRIES, INC.
	FORM 10-Q FOR THE QUARTER ENDED JUNE, 2002

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
Incorporation of Florida Rock Industries, Inc.
incorporated by reference to exhibits previously
filed with Form 10-Q for the quarter ended
December 31, 1986 and Form 10-K for the fiscal
year ended September 30, 1993 and Articles XIV
and XV, of the Articles of Incorporation of
Florida Rock Industries, Inc. incorporated by
reference as appendix to the Company's Proxy
Statement dated December 15, 1994.   File No. 1-
7159.

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




18