Form 10-K
period 2002-09-30
FLORIDA ROCK INDUSTRIES INC
filed 2002-12-18
CIK 37651

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
	FORM 10-K

(Mark one)
   [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended September 30, 2002
	OR
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

At December 6, 2002 the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately
$808,253,073. At such date there were 28,594,363 shares of the registrant's Common Stock outstanding.

	Documents Incorporated by Reference

Portions of the Florida Rock Industries, Inc. 2002 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Florida Rock Industries, Inc. Proxy Statement dated December 23, 2002 are incorporated by reference into Part III.





                                    PART I
Item 1.  BUSINESS.

Florida Rock Industries, Inc., whose predecessors began business in 1929, was incorporated in Florida in 1945. Florida Rock Industries, Inc. and its subsidiaries (the "Company"), are principally engaged in three business segments: construction aggregates, concrete products and
cement and calcium products.   The construction aggregates segment is
engaged in the mining, processing, distribution and sale of sand, gravel and crushed stone. The concrete products segment is engaged in production and sale of ready mix concrete, concrete block, prestressed concrete as well as sales of other building materials. The cement and calcium products segment is engaged in the production and sale of portland and masonry cement and sale of calcium products to the animal
feed and roofing industries.   Substantially all operations are
conducted in Florida, Virginia, Georgia, Maryland, Washington D.C., Tennessee, North Carolina and Delaware. The Company also has an investment in a crushed stone plant and a sand and gravel plant in Charlotte County, New Brunswick, Canada.

Information as to business and new developments is presented under the caption "Operating Review" on pages 4 and 5 of the accompanying 2002 Annual Report to Shareholders and such information is incorporated herein by reference.

Information as to business segments is presented in Note 13 of the Notes to Consolidated Financial Statements in the accompanying 2002 Annual Report to Shareholders and such information is incorporated herein by reference.

Sales are subject to factors affecting the level of general construction activity including the level of interest rates, consumer confidence, availability of funds for construction, appropriations by federal and state governments for construction, past overbuilding, labor relations in the construction industry, energy shortages, material shortages, weather, climate, and other factors affecting the construction industry in general. Labor disputes in the construction industry may result in work stoppages which may interrupt sales in the affected area. Precipitation or freezing temperatures may cause a reduction in construction activity and related demand for the Company's products. During the winter months, sales and income of the Company's Maryland, Virginia, North Carolina, Washington, D.C., Georgia, Tennessee,
Delaware and New Brunswick operations are adversely affected by the impact of inclement weather on the construction industry. The Company's Florida operations usually are not similarly affected. A decrease in the level of general construction activity in any of the Company's market areas caused by any of the above factors may have a material adverse effect on sales and income derived therefrom.



During 2002 the construction aggregate segment operated seven crushed stone plants, nine sand plants and one industrial sand plant in Florida. During the later part of fiscal 2002, two crushed stone plants were either closed or sold. It operates six crushed stone plants, three sand plants and owns a two-thirds interest in one crushed stone plant in Georgia; one crushed stone plant in Tennessee; two sand and gravel plants and two crushed stone plants in Maryland; and two crushed stone plants and two sand plants in Virginia. The Company also operates aggregates distribution terminals in Central and Northern Florida; Coastal Georgia; Northern Virginia; Norfolk-Virginia Beach, Virginia; Baltimore, Maryland; the Eastern Shore of Maryland, Delaware and Washington, D.C.
Construction aggregates are sold throughout most of Florida with the principal exception of the panhandle. In Georgia the Company primarily serves the regional construction markets around Griffin, Macon, Columbus, Rome and the southern and western portions of the Atlanta market. In Virginia the Company primarily serves the Richmond, Norfolk-Virginia Beach, Williamsburg and Northern Virginia markets. In Maryland the principal markets served are the greater Baltimore area, Frederick and Montgomery Counties and the Eastern Shore of Maryland. In Delaware the principal market served is south central Delaware. In Florida and Georgia shipments are made by rail and truck. In Virginia and Maryland the Company primarily serves the regional construction markets around Richmond, Virginia and the greater Baltimore area by truck; and the Company's marine division ships materials by barge throughout the Chesapeake Bay area, along the James River between Richmond and Norfolk-Virginia Beach and as far north as Woodbridge, Virginia on the Potomac River and Washington D. C. on the Anacostia River. One joint venture sells products by ship from the Canadian operations in New York, South Carolina, Georgia, Florida and the Caribbean.

In fiscal 2002 approximately 66% of the coarse aggregates and 53% of the sand used in the Company's concrete operations were produced by the Company. The remaining aggregates were purchased from other suppliers whose geographic locations coupled with transportation costs make it more
economical to serve certain of the Company's plants.   At the present
time, there is an adequate supply of construction aggregates in the areas in which the Company's concrete operations are located.

The concrete products segment manufactures and markets ready mixed concrete, concrete block, precast and prestressed concrete. It also markets other building materials. The concrete operations serve most of Florida with the principal exception of the panhandle; southern and southwest Georgia; the greater Baltimore, Maryland area; the Richmond-Petersburg-Hopewell; Williamsburg; Hampton-Newport News; and Norfolk/Virginia Beach areas of Virginia along with northern Virginia and Washington, D.C.

Since ready mixed concrete hardens rapidly, delivery is time constrained and generally confined to a radius of approximately 20 to 25 miles from the producing plant.

The Company's annual capacity at its 11 operating concrete block plants is approximately 55 million 8x8x16 equivalent units of block based on current operating schedules.

At most of the Florida and Georgia concrete facilities, the Company purchases and resells building material items related to the use of ready
mixed concrete and concrete block.   Prestressed concrete products for
commercial developments and bridge and highway construction are produced in Wilmington, North Carolina. Precast concrete lintels and other building products are produced in Kissimmee, Florida.

The cement and calcium products segment produces portland and masonry cement in Newberry, Florida which is sold in both bulk and bags to the concrete and concrete products industry. Calcium products for the animal feed industry are produced in Brooksville, Florida and for the roofing industry in Fredrick, Maryland.

During fiscal 2002, the Company's concrete operations purchased cement from 10 suppliers, the three largest of which supplied approximately 60% of the cement used by the Company in its ready mixed concrete, concrete block, and prestressed concrete operations. In addition, the cement segment supplied approximately 21% of the cement used by the Company's concrete operations. At the present time there is an adequate supply of cement in the areas in which the Company operates.

The Company's cement, construction aggregates and concrete products are sold in competition with other producers of the same type of cement, construction aggregates and concrete products as well as in competition with other types of cement, construction aggregates and concrete products. The Company's concrete products compete with other building materials such as asphalt, brick, lumber, steel and other products. The Company believes that price, plant location, transportation costs, service, product quality and reputation are the major factors that affect competition within a given market. Because of the relatively high transportation costs associated with construction aggregates, concrete, cement and calcium products, competition is often limited to products or competitors in relatively close proximity to production facilities. Exceptions exist for areas that may be served by river barges, ocean-going vessels or rail lines.

The Company does not believe that backlog information accurately reflects anticipated annual revenue or profitability from year to year.

The Company's operations are subject to and affected by federal, state and local laws and regulations relating to the environment, health and
safety and other regulatory matters.   Certain of the Company's
operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these
laws and regulations.   Environmental operating permits are, or may be,
required for certain of the Company's operations and such permits are subject to modification, renewal and revocation. The Company regularly monitors and reviews its operations, procedures and policies for
compliance with these laws and regulations.   Despite these compliance
efforts, risk of environmental liability is inherent in the operation of
the Company's businesses.   Such regulations have not had a material
adverse impact in recent years and are not expected to have a material adverse effect on the Company's capital expenditures or operating results
over the next year.   However, as is the case with other companies
engaged in similar businesses, there can be no assurance that environmental liabilities or subsequent changes in environmental regulations will not have a material adverse effect on the Company in the
future.   Additional information concerning environmental matters is presented in Item 3 "Legal Proceedings" of this Form 10-K and such information is incorporated herein by reference.

Employees.  The Company employed 3,092 persons at September 30, 2002.

EXECUTIVE OFFICERS OF THE COMPANY

Name                     Age         Office              Position Since
Edward L. Baker          67	Chairman of the Board        May 1989
John D. Baker II         54	President and Chief          February 1996
                                  Executive Officer
John D. Milton, Jr.      57	Executive Vice President,    January 2001
                                  Treasurer and Chief
                                  Financial Officer
C. J. Shepherdson        86	Vice President               September 1972
Thompson S. Baker II     44	Vice President               August 1991
George J. Hossenlopp     59	Vice President               May 2002
Clarron E. Render, Jr.   60	Vice President               August 1991
Wallace A. Patzke, Jr.   55	Vice President, Controller   August 1997
                                  and Chief Accounting Officer
H. W. Walton             57	Vice President, Human        May 2001
                                  Resources and Quality
Scott L. McCaleb         50    Vice President, Corporate   December 2002
                                  Development
Dennis D. Frick          60	Secretary                    October 1992
John W. Green            50	Assistant Secretary          October 1988

John D. Milton, Jr. joined the Company in January 2001 and was elected
Executive Vice President, Treasurer and Chief Financial Officer.   Prior to
joining the Company he was a partner in the law firm of Martin, Ade, Birchfield & Mickler, PA.

George J. Hossenlopp has been employed by the Company since February 1980 and
has held various positions.   Most recently, he was division president for
concrete operations in the Richmond-Tidewater areas of Virginia.

H. W. Walton has been employed by the Company since August 1985 and has held
various positions.   Most recently, he was Director of Quality since April
1998 and prior to that date was Director of Safety for the Aggregates Group of the Company.

Scott L. McCaleb has been employed by the Company since June 1994 and has
held various positions.   He has been Director of Corporate Development since
January 2000.   Prior to that date he was division president for the Georgia
Aggregates operation since June 1997.

All other officers have been employed by the Company in their respective positions for the past five years.

Edward L. Baker and John D. Baker II are brothers. Thompson S. Baker II is the son of Edward L. Baker.

All executive officers of the Company are elected by the Board of Directors.

Item 2.  PROPERTIES.
The Company's principal properties are located in Florida, Georgia, Tennessee, North Carolina, Virginia, Washington, D.C., Maryland and Delaware. The following table summarizes the Company's principal construction aggregates production facilities and estimated reserves at September 30, 2002.



                          Tons        Tons of
                       Delivered in  Estimated  Approximate
                        Year Ended    Reserves     Acres
                         9/30/02      9/30/02   (L-Leased)(a)     Lease
                        (000's)       (000's)    (O-Owned)     Description
The Company has  four
  crushed stone plants in
 Florida located at Gulf
 Hammock (which also
 produces agricultural
 limestone), Ft. Myers
 (which also produces
 baserock), Brooksville and                                     6 leases
 Miami (which also produces                         L-11,197    expiring from
 baserock)                    7,928     370,000     O- 7,510    2004 to 2046

The Company has seven
 crushed stone plants
 in Georgia located at
 Griffin, Forest Park,
 Macon, Tyrone, Columbus,                                       9 leases
 Six Mile and Paulding                              L- 1,908    expiring from
 County                      7,912      438,500     O- 1,436    2005 to 2046

The Company has one crushed
 stone plant located
 in Chattanooga, Tennessee     713      52,200      O-   248


The Company has two
 crushed stone plants
 located at Havre de
 Grace and Frederick,
 Maryland,   two
 located near Richmond,
 Virginia and one joint                                         1 lease
 venture plant in Charlotte                         L-   106    expiring
 County, New Brunswick,      8,816      295,400     O- 1,232    2018
 Canada

The Company has two
 baserock plants                                                3 leases
 located at Ft. Pierce                                          expiring
 and Sunniland,                845       14,100     L-13,620    2003 to 2041

 The Company has nine
 sand plants located
 at Keystone Heights,
 Astatula, Lake County,
 Marion County (two
 locations) Keuka,
 Grandin, LaBelle and
 Lake Wales, Florida;
 three sand plants located
 at Albany, Leesburg, Bainbridge,
 Georgia  ; sand and gravel
 plants located at

                           Tons        Tons of
                         Delivered in  Estimated  Approximate
                          Year Ended    Reserves     Acres
                           9/30/02      9/30/02   (L-Leased)(a)     Lease
                           (000's)       (000's)    (O-Owned)     Description


 Goose Bay, Maryland;
 two sand plants at
 Charles City, Virginia
 and one joint venture sand
 and gravel plant in                                            18 leases
 Charlotte County,          10,066      293,400      L-12,662   expiring from
 New Brunswick, Canada                               O- 2,476   2003 to 2046

 The Company has a Portland
 cement plant located at
 Newberry, Florida and two
 fine grind plants located
 at Brooksville, Florida and
 Frederick, Maryland         1,396      146,200      O-   517   1 lease
                                                     L- 1,227   expiring 2046

Future reserves:
 Sand:
 Lake County, Florida(c)                 12,000      O-   654
 Polk County, Florida
   (two locations)                       36,000      O-   923
 Putnam County, Florida
   (two locations)                      114,000(b)
 Limerock:
  Brooksville, Florida                   91,000(b)

  Newberry, Florida                      69,000(b)


Crushed Stone:
 Muscogee County                         33,000       L-  142   1 lease
 Georgia                                                        expiring in 2019
 Auburn, Alabama                         65,000       L-  400   1 lease
                                                                expiring in 2041
 Havre de Grace, Maryland(c)            121,000(b)
 Carroll County, Maryland                80,000       O-  405
 Port Deposit, Maryland (c)             185,700       O-  437
 Miami, Florida                          50,000       O-  422




(a) Leased acreage includes all properties not owned by the Company as to which the Company has at least the right to mine construction aggregates for the terms specified.

(b)    Acres are included in the first line of the above table.

(c) All the required zoning or permits for these locations have not yet been obtained.



The Company operates thirteen construction aggregates distribution terminals located in Florida (four), Georgia (two), Maryland (four), Virginia (one), Delaware (one) and Washington D. C. (one) comprising approximately 152 acres, of which the Company owns 99 and leases 53 acres.

The Company has 108 sites for its ready mixed concrete, concrete block and prestressed concrete plants in Florida, Georgia, North Carolina, Virginia and Maryland aggregating approximately 814 acres. Of these acres, the Company owns approximately 649 and leases approximately 165. The lease terms vary from month-to-month to expiring in 2019.

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

The Company owns certain other properties which are summarized as follows:

                                                            Approximate
          Type Property (1)               State                Acres

       Residential Land                 Maryland                427
       Industrial/Commercial            Virginia                 93
       Industrial/Commercial            Florida                2585
       Industrial/Commercial            Maryland               1173
       Industrial/Commercial            North Carolina            9

(1) The properties owned by the Company are grouped by current or proposed use. Such use may be subject to obtaining appropriate rezoning, zoning variances, subdivision approval, permits, licenses, and to comply with various zoning, building, environmental and other regulations of various federal, state, and local authorities.



At September 30, 2002 certain property, plant and equipment with a carrying value of $18,104,000 were pledged to secure industrial development revenue bonds and certain other notes and contracts with an outstanding principal balance totaling $29,924,000 on such date.

Item 3.  LEGAL PROCEEDINGS.

In November 2000, the United States Environmental Protection Agency through the offices of the United States Attorney for the District of Columbia commenced an investigation of DC Materials, Inc. and Cardinal Concrete Company, both subsidiaries of Florida Rock Industries, Inc., with respect to a parcel of real
property leased by DC Materials, Inc. in the District of Columbia.   The
investigation consists of looking into possible violations of the Clean Water Act in connection with the discharge of runoff water at the aforementioned
site.   Florida Rock Industries and its subsidiaries are cooperating fully with
the investigation, which is still continuing.   Based in part on advice of
counsel in the opinion of management, the outcome is not expected to have a material adverse effect on the Company's consolidated financial statements.

A lawsuit was filed by three national environmental groups on August 20, 2002 challenging federal agency decisions to authorize continued limestone mining in
Miami-Dade County, Florida "Lake Belt."   Specifically, the environmental
plaintiffs challenge the U.S. Army Corps of Engineers' (the "Corp") April 2002 decision to issue twelve new mining permits pursuant to Section 404 of the federal Clean Water Act, and the U.S. Fish and Wildlife Service's June 2001 decision not to require formal consultation under the federal Endangered
Species Act regarding those permits.   The environmental plaintiffs claim that
the two federal agencies violated the Clean Water Act, the Endangered Species Act, the Migratory Bird Treaty Act, and the National Environmental Policy Act. They ask the court to set aside the April 2002 permits and to enjoin the Corps from "authorizing any further mining within the Lake Belt project area unless and until the Corps fully complies with the requirements of the Clean Water Act, Migratory Bird Treaty Act, and National Environmental Policy Act."

The mining companies holding the April 2002 permits were not named as defendants in the lawsuit by the environmental plaintiffs; however, since the mining companies would be adversely affected if the environmental groups were to obtain all of the relief they seek, on September 18, 2002, two Motions to Intervene were filed on behalf of several of the mining companies, including the Company. The court has not yet ruled on the Motions to Intervene.

The Company is unable to assess at this time, with any degree of certainty, the impact on the Company and its future financial performance of an adverse judgment in this lawsuit.

On January 25, 1999 the City Commissioners of Newberry, Florida voted 4-0 to
annex the Company's cement plant site into the city.   The Company anticipates
that future land use and zoning matters relating to the cement plant will be
under the jurisdiction of the City of Newberry.   The annexation of the land
into the town of Newberry has been challenged by an individual, though the
Company is not party to the litigation.   In addition, various cases have been
filed challenging amendments to the City of Newberry's comprehensive plan.
The Company is not a party to the litigation.   Alachua County has filed suit
to seek to enforce the terms of the Developer's Agreement between the County
and the Company.   This action does not claim damages against the Company.   On
November 15, 2001, final summary judgment was entered in the Company's favor dismissing the County's complaint. The decision was appealed and that appeal is still pending.

Note 15 to the Consolidated Financial Statements included in the accompanying 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.
                               PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

There were approximately 855 holders of record of Florida Rock Industries, Inc. common stock, $.10 par value, as of December 6, 2002. The Company's common stock is traded on the New York Stock Exchange (Symbol: FRK). Information concerning stock prices and dividends paid during the past two years is included under the caption "Quarterly Results" on page 9 of the Company's 2002 Annual Report to Shareholders and such information is incorporated herein by reference. Information concerning restrictions on the payment of cash dividends is included in Note 6 captioned "Lines of credit and debt" on page 16 of the Company's 2002 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 6 of the Company's 2002 Annual Report to Shareholders, and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 is included under the captions "Management Analysis" on pages 7 and 8; "Acquisitions and Capital Expenditures" on page 1; in the first paragraph under the caption "Outlook" on page 3; and in Notes 1 through 16 to the Consolidated Financial Statements included in the accompanying 2002 Annual Report to Shareholders and in Item 3 "Legal Proceedings" of this Form 10-K. Such information is incorporated herein by reference.

Item 7.A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations are subject to factors affecting the level of general construction activity including the level of interest rates, availability of funds for construction and other factors affecting the construction industry. A significant decrease in the level of general construction activity in any of the Company's market areas may have a material adverse effect on the Company's sales and income derived thereof.

The Company is exposed to market risk from changes in interest rates.   For its
cash and cash equivalents a change in interest rates affects the amount of
interest income that can be earned.   For its debt instruments changes in
interest rates affect the amount of interest expense incurred.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates:


                                                   There-         Fair
                    2003  2004  2005  2006   2007  after   Total  Value

Bank lines of     $6,900                                    6,900  6,900
 credit

Long-term debt at
 fixed rates       $ 387    234   60      64    68    527   1,340  1,389
Weighted average
 interest rate       8.4%   7.9  7.0     7.1   7.1    7.1

Long-term debt at
 variable interest
 rate                  -      -  700   1,100 3,375 37,567  42,742 42,742
Weighted average
 interest            2.4%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 9 and on pages 10 through 21 of the Company's 2002 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No reportable events.

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this Form 10-K.

Information concerning directors required in response to this Item 10 is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy
Statement dated December 23, 2002, and such information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Executive Compensation," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," and "Shareholder Return Performance" in the Company's Proxy Statement dated December 23, 2002, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

The following table summarizes certain information concerning the Company's equity compensation plans:

                Number of securities                     Number of securities
                to be issued upon                        available for future
                exercise of         Weighted average     issuance under equity
                outstanding         exercise price of    compensation plans
                options, warrants   outstanding options, (excluding securities
Plan Category   and rights(A)       warrants and right   reflected in column a)

Equity compen-
sation plans
approved by
security holders     1,477,593              $ 18.34               514,740

Equity compen-
sations plans
not approved
by security
holders                      -                    -                     -

Total                1,477,593              $ 18.34               514,740


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement dated December 23, 2002.



Item 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
    As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation
    of the Company's disclosure controls and procedures.   This
    evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, Chief Financial Officer and
    Chief Accounting Officer.   Based upon that evaluation, the
    Company's President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

    Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange
    Commission's rules and forms.   Disclosure controls and procedures
    include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, include the Company's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in internal controls.   There have been no changes in
    internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)and (2)Financial Statements and Financial Statement Schedules.

    The response to this item is submitted as a separate section. See Index to Financial Statements and Financial Statement Schedules on page 21 of this Form 10-K.

   (3)Exhibits

The response to this item is submitted as a separate section.  See
Exhibit Index on pages 18 through 20 of this Form 10-K.

(b)	Reports on Form 8-K.

    During the three months ended September 30, 2002, the Company did not file any reports on Form 8-K.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECEMBER 18, 2002                             FLORIDA ROCK INDUSTRIES, INC.


                                              By JOHN D. BAKER, II
                                                 John D. Baker, II
                                                 President and Chief
                                                  Executive Officer

                                              By JOHN D. MILTON, JR.
                                                 John D. Milton, Jr.
                                                 Executive Vice President
                                                  Treasurer and Chief
                                                  Financial Officer

                                              By WALLACE A. PATZKE, JR.
                                                 Wallace A. Patzke, Jr.
                                                 Vice President, Controller
                                                  and Chief Accounting
                                                  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 4, 2002.

JOHN D. BAKER, II                                 J. DIX DRUCE, JR.
John D. Baker, II                                 J. Dix Druce, Jr.
Director, President and Chief                     Director
Executive Officer
(Principal Executive Officer)                     LUKE E. FICHTHORN, III
                                                  Luke E. Fichthorn, III
JOHN D. MILTON, JR.		                    Director
John D. Milton, Jr.
Executive Vice President, Treasurer               TILLIE K. FOWLER
 and Chief Financial Officer                      Tillie K. Fowler
 (Principal Financial Officer)                    Director

WALLACE A. PATZKE, JR.                            EDWARD L. BAKER
Wallace A. Patzke, Jr.                            Edward L. Baker
Vice President, Controller and                    Director
 Chief Accounting Officer
(Principal Accounting Officer)                    THOMPSON S. BAKER, II
                                                  Thompson S. Baker, II
MARTIN E. STEIN, JR.                              Director
Martin E. Stein, Jr.
Director                                          G. KENNEDY THOMPSON
                                                  G. Kennedy Thompson
ALVIN R. CARPENTER                                Director
Alvin R. Carpenter
Director
                                                  C. J. Shepherdson
FRANCIS X. KNOTT                   	              Director
Francis X. Knott
Director








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



                                              By JOHN D. BAKER, II
                                                 John D. Baker, II
                                                 President and Chief
                                                  Executive Officer

                                              By JOHN D. MILTON, JR.
                                                 John D. Milton, Jr.
                                                 Executive Vice President
                                                  Treasurer and Chief
                                                  Financial Officer

                                              By WALLACE A. PATZKE, JR.
                                                 Wallace A. Patzke, Jr.
                                                 Vice President, Controller
                                                  and Chief Accounting
                                                  Officer




CERTIFICATIONS


I, John D. Baker II, certify that:

1.	I have reviewed this annual report on Form 10-K of Florida Rock
Industries, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	presented in this annual report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
and

6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 18, 2002

						JOHN D. BAKER, II______
						JOHN D. BAKER, II
						President and Chief
                                    Executive Officer


I, John D. Milton, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Florida Rock
Industries, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.	presented in this annual report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
   and

6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 18, 2002

						JOHN D. MILTON, JR.
						JOHN D. MILTON, JR.
					      Executive Vice President,
                                    Treasurer and Chief
                                    Financial Officer


I, Wallace A. Patzke, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Florida Rock
Industries, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.	presented in this annual report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
and

6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 18, 2002

						WALLACE A. PATZKE, JR.
						WALLACE A. PATZKE, JR.
						Vice President, Controller
                                    and Chief Accounting Officer



                               FLORIDA ROCK INDUSTRIES, INC.
	FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

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

(10)(k)		Florida Rock Industries, Inc. 1996 Stock Option Plan,
incorporated by reference to an appendix to the Company's Proxy Statement dated December 18, 1995. File
No. 1-7159.

(10)(l)		Florida Rock Industries, Inc. 2000 Stock Option Plan,
incorporated by reference to an exhibit previously filed
with the Proxy Statement dated December 20, 2000.   File
No. 1-7159.

(11)   		Computation of Earnings Per Common Share.

(13)    		The Company's 2002 Annual Report to Shareholders,
portions of which are incorporated by reference in this Form 10-K. Those portions of the 2002 Annual Report to
Shareholders, which are not incorporated by reference, shall not be deemed to be filed as part of this Form 10-
K.

(21)   		Subsidiaries of the Company.

(23)    		Consent of Deloitte & Touche LLP, Independent Certified
Public Accountants, appears on page 17 of this Form 10-
K.




	FLORIDA ROCK INDUSTRIES, INC.
	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

	(Item 14(a)(1) and (2))

                                                                         Page
Consolidated Financial Statements:
  Consolidated balance sheets at September 30, 2002 and 2001              14(a)

  For the years ended September 30, 2002, 2001 and 2000:
      Consolidated statements of income                                   13(a)
      Consolidated statements of shareholders' equity                     16(a)
      Consolidated statements of cash flows                               15(a)

  Notes to consolidated financial statements                           17-24(a)

Independent Auditors' Report on Financial Statements                      24(a)

Selected quarterly financial data (unaudited)                             12(a)

Independent Auditors' Consent                                             22(b)

Independent Auditors' Report on Financial Statement Schedules             23(b)

Consolidated Financial Statement Schedules:

   II - Valuation and qualifying accounts                                 24(b)

(a)	Refers to the page number in the Company's 2002 Annual Report to
Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b)	Refers to the page number in this Form 10-K.

All other financial statement schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the footnotes to the consolidated financial statements.



                                                                   Exhibit 23

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Post Effective Amendments No. 1 to the Registration Statements Nos. 2-68961 and 2-76401 and in Registration Statements Nos. 33-56430, 33-56428, 33-55128, 33-56322, 33-26775,
33-18873 and 33-47618 of Florida Rock Industries, Inc. on Forms S-8 of our report dated November 11, 2002, appearing in this Annual Report on Form 10-K of Florida Rock Industries, Inc. for the year ended September 30, 2002.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 18, 2002


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Florida Rock Industries, Inc.
Jacksonville, Florida

We have audited the consolidated financial statements of Florida Rock Industries, Inc. and subsidiaries ("FRI") as of September 30, 2002 and 2001, and for each of the three years in the period ended September 30, 2002, and have issued our report thereon dated November 11, 2002; such consolidated financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of FRI, listed in Item 15. These financial statement schedules are the responsibility of FRI's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
November 11, 2002


	FLORIDA ROCK INDUSTRIES, INC.
	SCHEDULE II (CONSOLIDATED) - VALUATION AND QUALIFYING ACCOUNTS YEAR ENDED SEPTEMBER 30, 2002, 2001, AND 2000

                                    Additions
                Balance at    Charged to   Charged                   Balance
                Beginning     Costs and   to Other                   at End
Description      of Year      Expenses    Accounts   Deductions      of Year


Year ended
September 30,
 2002:

Allowance for
 doubtful
 accounts      $  1,993,186   1,025,453            1,324,320 a         1,694,319

Accrued risk
 insurance
 reserves	   $  9,496,916   8,372,389            6,382,638 b        11,486,667

Accrued
 reclamation
 costs	   $  7,133,396     671,537              596,726 b         7,208,207


Year ended
September 30,
 2001:

Allowance for
 doubtful
 accounts       $ 1,864,139   1,253,765             1,124,718a      1,993,186

Accrued risk
 insurance
 reserves       $11,396,355   5,013,056             6,912,495b      9,496,916

Accrued
 reclamation
 costs          $  8,844,176  1,398,723             3,109,503b      7,133,396

Year ended
September 30,
2000:

Allowance for
 doubtful
 accounts       $ 1,524,680     879,672               540,213a      1,864,139

Accrued risk
 insurance
 reserves       $ 9,400,874   5,485,007             3,489,526b     11,396,355

Accrued
 reclamation
 costs          $ 8,696,801     851,021               703,646b      8,844,176



a) Accounts written off less recoveries
b) Payments









24