Form 10-Q
period 2002-12-31
FLORIDA ROCK INDUSTRIES INC
filed 2003-02-06
CIK 37651

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 3, 2003: 28,561,448 shares of $.10 par value common stock.











FLORIDA ROCK INDUSTRIES, INC.
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2002


CONTENTS

									                 Page No.

Part I.  Financial Information

Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets						 1
   Condensed Consolidated Statements of Income					 2
   Condensed Consolidated Statements of Cash Flows				 3
   Notes to Condensed Consolidated Financial Statements			 4

Item 2.  Management's Discussion and Analysis					 8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk	15
Item 4.  Controls and Procedures							15


Part II.  Other Information

Item 1.   Legal Proceedings                                           16
Item 6.   Exhibits and Reports on Form 8-K                            17

Signatures                                                            18

Exhibit 11.  Computation of Earnings Per Common Share                 26




                             PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	(In thousands)
	(Unaudited)

                                              December 31,    September 30,
                                                  2002            2002

ASSETS
Current assets:
 Cash and cash equivalents                     $    3,239            3,845
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $1,905 ($1,694 at September 30, 2002)            70,107           82,919
 Inventories                                       32,189           31,571
 Prepaid expenses and other                        10,161            8,252
  Total current assets                            115,696          126,587
Other assets                                       61,171           61,326
Goodwill, at cost less accumulated amortization
 of $8,590                                         54,702           54,702
Property, plant and equipment, at cost:
 Land                                             168,442          168,512
 Plant and equipment                              778,515          764,653
 Construction in process                           10,219           10,860
           				                    957,176          944,025
 Less accumulated depreciation,
  depletion and amortization                      467,144          453,291
  Net property, plant and equipment               490,032          490,734
                                               $  721,601          733,349
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $      900            6,900
 Accounts payable                                  33,714           42,521
 Dividends payable				          2,863	         2,861
 Federal and state income taxes                     5,538            2,557
 Accrued payroll and benefits                       8,641           18,060
 Accrued insurance reserve                          5,017            3,331
 Accrued liabilities, other                         6,779           10,564
 Long-term debt due within one year                   374              387
  Total current liabilities                        63,826           87,181

Long-term debt                                     43,750           43,695
Deferred income taxes                              62,430           62,430
Accrued employee benefits                          17,276           17,026
Long-term accrued insurance reserves                8,281            8,281
Other accrued liabilities                           5,117            4,089
Shareholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 28,597,163 shares issued       2,860            2,858
  (28,578,383 shares at September 30, 2002)
 Capital in excess of par value                    16,309           15,902
 Retained earnings                                501,752          491,887
  Total shareholders' equity                      520,921          510,647
                                               $  721,601          733,349
See accompanying notes.



	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(In thousands except per share amounts)
	(Unaudited)

                                            Three Months Ended
                                               December 31,
                                              2002       2001

Net sales                                   $160,741    173,962
Freight revenues                               3,505      4,651
  Total sales                                164,246    178,613

Cost of sales                                124,708    131,209
Freight expense                                3,518      4,651
  Total cost of sales                        128,226    135,860

Gross profit                                  36,020     42,753
Selling, general and administrative           17,377     18,257
Operating profit                              18,643     24,496

Interest expense                                (469)    (1,152)
Interest income                                  529        330
Other income (expense), net                      423      1,394

Income before income taxes                    19,126     25,068
Provision for income taxes                     6,730      8,824
Income before cumulative effect of            12,396     16,244
 accounting change

Cumulative effect of accounting change,          333          -
 net of income taxes of $181
Net income                                  $ 12,729     16,244

Earnings per share:
 Basic
   Income before cumulative effect
    of accounting change                       $ .43        .58
   Cumulative effect of accounting
    change                                       .01          -

   Net income                                  $ .44        .58

 Diluted
  Income before cumulative effect of
   accounting change                           $ .43        .56
  Cumulative effect of accounting
   change                                        .01          -

 Net income                                    $ .44        .56

Cash dividends per common share                $ .10       .085

Weighted average shares used
in computing earnings per share:
 Basic                                        28,586     28,246
 Diluted                                      29,037     28,789


See accompanying notes.



	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
	(In thousands)
	(Unaudited)

                                                        2002             2001
Cash flows from operating activities:
  Net income                                          $12,729           16,244
  Cumulative effect of accounting change                 (333)               -
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization           17,405           15,949
    Gain on disposition of property, plant and
      equipment                                          (321)          (1,545)
    Net changes in operating assets and
     liabilities:
     Accounts receivable                               12,713           11,964
     Inventories                                         (618)          (1,613)
     Prepaid expenses and other                        (1,909)          (2,454)
     Accounts payable and accrued liabilities         (17,127)         (14,927)
    Other, net                                            (14)            (308)

 Net cash provided by operating activities             22,525           23,310

Cash flows from investing activities:
  Purchase of property, plant and equipment           (13,982)          (7,563)
  Proceeds from the sale of property, plant and
   equipment                                              352            2,860
  Additions to other assets                            (1,190)         (21,242)
  Collections of notes receivable                          99              146

Net cash used in investing activities                 (14,721)         (25,799)

Cash flows from financing activities:
  Proceeds from long-term debt                            118            1,737
  Increase (decrease)in short-term debt                (6,000)           1,600
  Repayment of long-term debt                             (76)         (17,122)
  Exercise of employee stock options                      409              669
  Repurchase of Company stock                               -               (2)
  Payment of dividends                                 (2,861)          (2,406)

Net cash used in financing activities                  (8,410)         (15,524)

Net decrease in cash and cash equivalents                (606)         (18,013)
Cash and cash equivalents at beginning of year          3,845           29,108

Cash and cash equivalents at end of period            $ 3,239          $11,095


See accompanying notes.











                  FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31,2002
	(Unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its more than 50% owned subsidiaries. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months ended December 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2003. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 2002.

(2)	Change in Accounting Principle

Effective October 1, 2002, the Company adopted SFAS No. 143, "Accounting
for Asset Retirement Obligations."   The statement applies to legal
obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of
the asset.   The liability is accreted at the end of each period through
charges to operating expenses.   If the obligation is settled for other
than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

All legal obligations for asset retirement obligations were identified and the fair value of these obligations were determined as of October 1, 2002. Previously, the Company accrued for such costs on the units of
production basis over the estimated reserves.   Upon the adoption of the
new standard, the Company recorded the current fair value of its expected
cost of reclamation.   The cumulative effect of the change on prior years
resulted in income recognized in the first quarter of fiscal 2003 of $514,000 before income taxes and $333,000 after income taxes.

The Company cannot reasonably estimate the fair value of the asset retirement obligation related to substantially all of its concrete products segment and all of the cement segment since the Company is unable to estimate the date the obligation would be incurred or the cost of the obligation. For the aggregates segment, an asset retirement obligation was provided where the Company has a legal obligation to reclaim the mining site.

The analysis of asset retirement obligation for the three months ended December 31, 2002 is as follows:

                                             2002

	Initial liability on adoption of
       the new standard                    $8,385
      Accretion of expenses                    88
      Payment of obligations                 (128)

       Balance at end of period            $8,345

If the provisions of Statement 143 had been adopted for the first quarter of fiscal 2002, earnings before income taxes and net income would have been increased by $22,000 and $14,000, respectively.

(3)	New Accounting Pronouncements

Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), requires the guarantor to recognize a liability for the fair value of the obligation at the
inception of the guarantee.   The disclosure requirements of FIN 45 have
been incorporated into these Notes to Consolidated Financial Statements, while the recognition provisions will be applied on a prospective basis to guarantees issued after December 31, 2002.

FIN 46, "Consolidation of Variable Interest Entities", clarified the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other
parties.   FIN 46 is applicable immediately for variable interest
entities created after January 31, 2003.   For variable interest entities
created prior to January 31, 2003, the provisions of FIN 46 are
applicable no later than July 1, 2003.   The Company does not expect this
Interpretation to have an effect on the Consolidated Financial
Statements.

(4)	Inventories

Inventories consisted of the following (in thousands):

                                         December 31,   September 30,
                                             2002          2002

      Finished products                  $ 22,121         21,473
      Raw materials                         4,307          4,094
      Work in progress                      1,343          1,450
      Parts and supplies                    4,418          4,554
                                         $ 32,189         31,571

(5)  Other Income

During the first quarter of fiscal 2002, the Company sold land and recognized a pre-tax gain of $530,000, which is included in other income for the three months ended December 2001.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                                                  Three Months Ended
                                                     December 31,
                                                   2002        2001

Net sales, excluding
  freight
   Aggregates                                    $ 54,854     59,573
   Concrete products                              111,014    121,581
   Cement and calcium                              14,414     10,539
   Intersegment sales                             (19,541)   (17,731)

   Total net sales,
     excluding freight                           $160,741    173,962

Operating profit
   Aggregates                                    $ 11,671     13,374
   Concrete products                                5,005     11,863
   Cement and calcium                               3,330        820
   Corporate overhead                              (1,363)    (1,561)

   Total operating                               $ 18,643     24,496
     Profit

     Identifiable assets, at quarter end
   Aggregates                                    $319,500    328,502
   Concrete products                              212,557    211,638
   Cement and calcium                             113,924    119,400
   Unallocated corporate assets                    55,373     53,403
   Cash items                                       3,239     11,097
   Investments in affiliates                       17,008     16,875

   Total identifiable assets                     $721,601    740,915



(7)	Supplemental Disclosures of Cash Flow Information

Cash paid during the three months ended December 31, 2002 and 2001 for certain expense items are as follows (in thousands):


                                              2002          2001
      Interest expense, net of
       amount capitalized                   $   451         3,142
      Income taxes                          $ 3,608           561

      The following schedule summarizes non-cash investing and financing activities for the three months ended December 31, 2002 and 2001 (in thousands):

                                              2002          2001

       Additions to property, plant
        and equipment from:
          Exchanges                         $   729             6


(8)	Contingent Liabilities



In November 2000, the United States Environmental Protection Agency through the offices of the United States Attorney for the District of Columbia commenced an investigation of DC Materials, Inc. and Cardinal Concrete Company, both subsidiaries of Florida Rock Industries, Inc., with respect to a parcel of real property leased by DC Materials, Inc. in the
District of Columbia.   The investigation consists of looking
into possible violations of the Clean Water Act in connection with the discharge of runoff water at the aforementioned site.
Florida Rock Industries and its   subsidiaries are cooperating
fully with the investigation, which is still continuing. Based in part on advice of counsel in the opinion of management, the outcome is not expected to have a material adverse effect on the Company' consolidated financial statements.

A lawsuit was filed by three national environmental groups on August 20, 2002 challenging federal agency decisions to authorize continued limestone mining in Miami-Dade County,
Florida "Lake Belt."   Specifically, the environmental
plaintiffs challenge the U.S. Army Corps of Engineers' ("the Corps") April 2002 decision to issue twelve new mining permits pursuant to Section 404 of the federal Clean Water Act, and the U.S. Fish and Wildlife Service's June 2001 decision not to require formal consultation under the federal Endangered
Species Act regarding those permits.   The environmental
plaintiffs claim that the two federal agencies violated the Clean Water Act, the Endangered Species Act, the Migratory Bird Treaty Act, and the National Environmental Policy Act. They ask the court to set aside the April 2002 permits and to enjoin the Corps from "authorizing any further mining within the Lake Belt project area unless and until the Corps fully complies with the requirements of the Clean Water Act, Migratory Bird Treaty Act, and National Environmental Policy Act."

The mining companies holding the April 2002 permits were not named as defendants in the lawsuit by the environmental plaintiffs; however, since the mining companies would be adversely affected if the environmental group were to obtain all of the relief they seek, on September 18, 2002, two Motions to Intervene were filed on behalf of several of the mining companies, including the Company. The court has not yet ruled on the Motions to Intervene.

The Company is unable to assess at this time, with any degree of certainty, the impact on the Company and its future financial performance of an adverse judgment in this lawsuit.

On January 25, 1999 the City Commissioners of Newberry, Florida voted 4-0 to annex the Company's cement plant site into the city. The Company anticipates that future land use and zoning matters relating to the cement plant will be under the jurisdiction of
the City of Newberry.   The annexation of the land into the town
of Newberry has been challenged by an individual, though the
Company is not party to the litigation.   In addition, various
cases have been filed challenging amendments to the City of Newberry's comprehensive plan. The Company is not a party to the
litigation.   Alachua County has filed suit to seek to enforce
the terms of the Developer's Agreement between the County and the
Company.   This action does not claim damages against the
Company.   On November 15, 2001, final summary judgment was
entered in the Company's favor dismissing the County's complaint.
The decision was appealed by the County.   On January 14, 2003,
the First District Court of Appeals affirmed the Summary Judgment thereby denying the County the authority to enforce the Developer's Agreement.

The Company and its subsidiaries are involved in other litigation on a number of matters and are subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, are expected to have a materially adverse effect on the Company's consolidated financial statements.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage.



The Company has an 8% investment in a joint venture.   In
conjunction with its investment agreement, the Company has guaranteed 8% of the revolving credit agreement of the joint
venture.   The maximum amount of the loan is  $20,000,000. At
December 31, 2002, $1,542,000 was outstanding of which the Company's guarantee was $123,000.


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

Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year, due primarily to the effect that weather has on the Company's sales and
production volume.   Normally, the highest sales and earnings of the
Company are attained in the Company's third and fourth quarters and the lowest sales and earnings are attained in the Company's first and
second quarters.   In addition, quarterly results will be affected by
planned maintenance at the cement plant.   The Company expenses
maintenance costs at the cement plant, which can be significant, when incurred. For planned maintenance at the cement plant the Company expensed $1,878,000 in the first quarter of fiscal 2003 as compared to $1,520,000 in the first quarter of fiscal 2002. The plant was shut down for 9 days in the first quarter of fiscal 2003 and four weeks in the first quarter of fiscal 2002 for planned maintenance.

For the first quarter of fiscal 2003, ended December 31, 2002, consolidated net sales excluding freight decreased 7.6% to $160,741,000 from $173,962,000 in the same quarter last year. The decrease in sales for the first quarter was due to decreased concrete and aggregates revenues. These decreases were partially offset by increased revenues of cement and calcium products. Revenues in the concrete products segments were lower due to decreased volumes of ready mix sales partially offset by slightly higher volumes of block and building materials and an increase in the average selling price. Revenues in the aggregates segment were lower as a result of a decrease in volumes slightly offset by higher average sales prices. Revenues increased in the cement and calcium segment due to higher volumes and sales prices.

For the contribution made to net sales and operating profit from each business segment, see Note 6 to the Condensed Consolidated Financial Statements.

Gross profit for the first quarter decreased 15.7% to $36,020,000 from $42,753,000 for the same quarter last year. Gross profit margin for the first quarter decreased to 22.4% from 24.6% last year. Gross profit and margin were adversely affected by a decrease in gross
profit of the Aggregates and Concrete products segment.   Gross profit
in the Cement and Calcium products increased partially offsetting the
decrease in the other segments.   The reduction in gross profit of the
Aggregates segment was the result of lower volumes, higher cost of
maintenance and higher fuel costs.   The reduction in gross profit in
the Concrete products segment was due to lower volumes, higher cost of
maintenance, fuel, insurance and depreciation.   Gross profit in the
cement and calcium segment improved as a result of higher volumes. Gross profit was adversely effective as the result of higher planned maintenance at the cement plant for which the Company recorded expenses of $1,878,000 as compared to $1,520,000 for the same quarter last year.

Selling, general and administrative expenses for the first quarter decreased to $17,377,000 from $18,257,000 last year constituting 10.8% of net sales as opposed to 10.5% last year. The decrease in the dollar amount for the first quarter is primarily due to lower profit sharing expense (which is linked to profitability) and a slight decrease in salary expense.

Interest expense for the first quarter decreased to $469,000 from $1,152,000 for the same quarter last year. This decline is attributable to the elective application during fiscal 2002 to use cash flows to reduce debt outstanding under the Company's revolver.



Interest income for the first quarter increased to $529,000 as
compared to $330,000 for the same quarter last year.   Included in
other income for the first quarter of fiscal 2002 is a gain of $530,000 recognized from sales of real estate during the first quarter of fiscal 2002. There were no gains on the sale of real estate in the
first quarter of this year.   Also included in other income is the
Company's equity in operating results of the 50% owned joint ventures.
 The equity in these ventures was income of $13,000 for the first quarter of fiscal 2003 as compared to $352,000 for last year.

Income tax expense decreased $2,094,000 for first quarter of fiscal
2003.   This is due to lower income before taxes.   The effective tax
rate is 35.2% for both periods.

	Liquidity and Capital Resources.   For the first three months of
fiscal 2003, cash provided by operating activities of $22,525,000, exercise of stock options of $409,000 and proceeds from sale of property, plant and equipment of $352,000 funded the repayment of $6,000,000 of short-term overnight lines; purchases of property, plant and equipment of $13,982,000 and payment of dividends of $2,861,000.

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

Based on current expectations, management believes that its internally generated cash flow and access to existing credit facilities are sufficient to meet the liquidity requirements necessary to fund operations, capital requirements, debt service and future dividend
payments.   At December 31, 2002, there was available $200,000,000
under long-term revolver and $44,100,000 available under overnight
lines of credit.   In addition, there is approximately $20,000,000
that could be re-borrowed under insurance policies.   It may be
necessary to obtain additional levels of financing in the event opportunities arise for the Company to make a strategic acquisition.

Working capital at December 31, 2002 was $51,870,000 as compared to
$39,406,000 at September 30, 2002.   This increase was due to excess
cash flow generated during the first quarter of fiscal 2003.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results except as otherwise
disclosed in Part II, Item 1. "Legal Proceedings".   Additional
information concerning environmental matters is presented in Part II,
Item 1 "Legal Proceedings" in this Form 10-Q and such information is incorporated herein by reference.

The following table summarizes the Company's contractual obligations and commitments.



			Balance
                    of                               	    There-
                    2003  2004  2005   2006   2007  2008  after   Total

Long-term debt    $  311   234 1,960  2,764  5,043  4,048 29,764  44,124

Operating leases   1,196 1,572 1,236    968    671    671  4,442  10,756

	Total       $1,507 1,806 3,196  3,732  5,614  4,719 34,206  54,880

	Critical Accounting Policies.	The Consolidated Financial
Statements and Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended September 30, 2002 contain information that is pertinent to Management's Discussion and Analysis.
The preparation of financial statements in conformity with   accounting
principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of
contingent assets and liabilities.   Future events and their effects
cannot be estimated with absolute certainty.   Therefore, the
determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions, and in some cases, actuarial
calculations.   We constantly review these significant factors and make
adjustments where facts and circumstances dictate.   Actual results
could differ from those estimates. Historically, actual results have not significantly deviated from estimated results determined using the factors described above.

	Note 1 to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended September 30, 2002 provides details on the application of these and other accounting policies. These critical accounting policies and Note 1 should be read in conjunction with this Management's Analysis of Financial Condition and Results of Operations.

	The following is a discussion of the accounting policies
considered to be most critical to the Company.   These accounting
policies are both most important to the portrayal of the financial condition and results, and require management's most difficult, subjective or complex judgments often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

	Self-insurance reserves.   It is our policy to self insure for
certain insurable risks consisting primarily of physical loss to property, business interruptions, workers' compensation, comprehensive
general liability, product liability and auto liability.   Insurance
coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract.
Based on an independent actuary's estimate of the aggregate liability for claims incurred, a provision for claims under the self-insured
program is recorded and revised annually.   The actuarial estimates are
subject to uncertainty from various sources, including changes in claim reporting patterns, claims settlement patterns, judicial decisions,
legislation, and economic conditions.    Although the Company believes
that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company's self-insurance obligations and future expense.


	Long-lived assets.   The Company periodically evaluates the
period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of
useful lives.   The Company reviews its property, plant and equipment
for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of net carrying value
over the fair value of the asset impaired.   The fair value is
estimated based on expected discounted future cash flows.   The
results of impairment tests are subject to management's estimates and
assumptions of projected cash flows and operating results.   The
Company believes that, based on current conditions, materially different reported results are not likely to result from long-lived
asset impairments.   However, a change in assumptions or market
conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results.

	Intangible assets and goodwill.   In July 2001, the Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible
Assets."   SFAS 142 requires companies to cease amortizing goodwill
that existed at the time of adoption and establish a new method for testing goodwill for impairment on an annual basis at the reporting unit level (or an interim basis if an event occurs that might reduce
the fair value of a reporting unit below its carrying value).   The
Company has determined that it has three reporting units and the annual impairment test will be performed for these three reporting
units.   For identifiable intangible assets with indefinite lives, the
SFAS also requires that the carrying value be determined by using a fair value based approach.

	The valuation of goodwill and intangibles with indefinite useful lives for impairment requires management to use significant judgments and estimates including, but not limited to, projected future revenue
and cash flows.   The Company believes that, based on current
conditions, materially different reported results are not likely to
result from goodwill and intangible impairments.   However, a change
in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results.

	Inventories.    Inventories for the aggregates segment on a
quarterly basis is based on internal estimates of production during
the period.   Semi-annually an outside consultant measures the volume
of aggregates inventory.   Aggregates inventory are adjusted to the
amounts shown in the report of the outside consultant.

	Assessments, Claims and Litigation.   From time to time, the
Company is involved with assessments, claims and litigation.   The
Company uses both in-house and outside legal counsel to assess the
probability of loss.     The Company establishes an accrual when the
claims and litigation represent a probable loss and the cost can be
reasonably estimated.   Accruals for remediation efforts are recorded
no later than the time a feasibility study is undertaken and the
Company commits to a formal plan of action.   Additionally, legal fees
associated with these matters are accrued at the time such claims are
made.   There can be no assurance that the ultimate resolution of
these assessments, claims and litigation will not differ materially from the Company estimates.

      Employee Benefits.   Under the provisions of SFAS No.87,
"Employer's Accounting for Pensions" and SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," measurement of the obligations under employee benefits plans are
subject to a number of assumptions.   These include the rate of return
on plan assets, health care cost trend rates and the rate at which the future obligations are discounted to the value of the liability.

	Related Party Transactions.   Patriot Transportation Holding,
Inc. ("Patriot"), a related party, hauls diesel fuel and other
supplies for the Company.   Charges for such services are based on
prevailing market prices.   The Company also leases various aggregate
mining and other properties paying rent or royalties based on long-
term contracts entered into during mid 1980's and early 1990's.   In
addition, the Company provides administrative services to Patriot and Patriot provides construction management services to the Company.
These services are provided at market prices.   During fiscal 2002,
Patriot agreed to sell land for $15,000,000 to the Company. This transaction was reviewed and approved on behalf of the Company by a committee of independent directors.

In April 2002, the Company purchased for $67,000 a parcel of land in which an officer had an undivided 12/15ths interest.

	New Accounting Pronouncements.    In June 2001, the FASB issued
SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is
incurred if a reasonable estimate of fair value can be made.   The
fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated
over the life of the asset.   The liability is accreted at the end of
each period through charges to operating expenses.   If the obligation
is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

The provisions of Statement No. 143 were adopted as of October 1, 2002 for the first quarter ending December 31, 2002. (see Note 2,Change in Accounting Principle).

In August 2001, the FASB issued SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets".   This statement
supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed of".   SFAS No. 144,
which retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales was adopted effective October 1, 2002 and had no impact on the Company.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs
Associated with Exit or Disposal Activities."   This statement
nullifies Emerging Issues Task Force (EITF) issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a
Restructuring)."   This statement requires that a liability for a cost
associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment
to an exit plan.   The Company is required to implement SFAS No. 146
on January 1, 2003. The adoption of this statement will not have an impact on the consolidated financial position or results of operations of the Company.

Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), requires the guarantor to recognize a liability for the fair value of
the obligation at the inception of the guarantee.   The disclosure
requirements of FIN 45 have been incorporated into these Notes to Consolidated Financial Statements, while the recognition provisions will be applied on a prospective basis to guarantees issued after December 31, 2002. FIN 46, "Consolidation of Variable Interest Entities", clarified the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after
January 31, 2003.   For variable interest entities created prior to
January 31, 2003, the provisions of FIN 46 are applicable no later
than July 1, 2003.   The Company does not expect this Interpretation
to have an effect on the Consolidated Financial Statements.

	Outlook.  The state of the Company's markets for the balance of
the year remains uncertain.   Commercial construction remains
significantly below 2002 levels and highway construction spending in the Company's Mid-Atlantic markets is clearly reduced from the prior
year.   Counter balancing these trends is the strong construction
spending in the Company's Florida markets.

The current volatility in the U.S. Capital markets current poses a
threat to the overall U.S. economic outlook.   While the Company is
comfortable that its financial condition provides it the strength to weather this short-term volatility, if these volatile conditions continue into the longer term, demand for the Company's products and consequently cash flow from operations may be negatively affected.

Due to dramatically increasing insurance premiums for automobile and general liability insurance programs, the Company has increased its self-insurance retention to $2,000,000 for general liability and to
$3,000,000 for automobile liability.   In addition, the Company has
formed a captive insurance company and will pay premiums to the captive insurance company to insure the claims up to $3,000,000. Assuming no significant increase in the Company's loss experience, this higher risk retention should result in a lower cost to the Company than outside insurance.

     Fuel Oil Price Risk.   To manage the impact on operations of an
increase in the price of diesel fuel the Company hedged a portion of
the projected annual diesel fuel requirements for fiscal 2003.   A
heating oil derivative contract was entered into because heating oil
prices have a high correlation to diesel fuel prices.   The intent was
to reduce the risk of increasing diesel fuel prices.   In September
2002, a one-time payment of $270,000 was made to purchase a contract that would reimburse the Company if the average monthly price of
heating oil exceeds 85 cents for any month during fiscal 2003.   This
contract was for approximately 55% of our diesel fuel requirements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk. There are no material changes to the disclosures made in Form 10-K for the fiscal year ended September 30, 2002 on this matter.

Item 4.  Controls and Procedures.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange
Commission's rules and forms.   Disclosure controls and procedures
include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

A lawsuit was filed by three national environmental groups on August 20, 2002 challenging federal agency decisions to authorize continued limestone mining in the Miami-Dade County, Florida "Lake Belt." Specifically, the environmental plaintiffs challenge the U.S. Army Corps of Engineers' (the "Corp") April 2002 decision to issue twelve new mining permits pursuant to Section 404 of the federal Clean Water Act, and the U.S. Fish and Wildlife Service's June 2001 decision not to require formal consultation under the federal Endangered Species
Act regarding those permits.   The environmental plaintiffs claim that
the two federal agencies violated the Clean Water Act, the Endangered Species Act, the Migratory Bird Treaty Act, and the National Environmental Policy Act. They ask the court to set aside the April 2002 permits and to enjoin the Corps from "authorizing any further mining within the Lake Belt project area unless and until the Corps fully complies with the requirements of the Clean Water Act, Migratory Bird Treaty Act, and National Environmental Policy Act."

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

On January 25, 1999 the City Commissioners of Newberry, Florida voted
4-0 to annex the Company's cement plant site into the city.   The
Company anticipates that future land use and zoning matters relating to the cement plant will be under the jurisdiction of the City of
Newberry.   The annexation of the land into the town of Newberry has
been challenged by an individual, though the Company is not party to
the litigation.   In addition, various cases have been filed
challenging amendments to the City of Newberry's comprehensive plan.
The Company is not a party to the litigation.   Alachua County has
filed suit to seek to enforce the terms of the Developer's Agreement
between the County and the Company.   This action does not claim
damages against the Company.   On November 15, 2001, final summary
judgment was entered in the Company's favor dismissing the County's
complaint.  The decision was appealed by the County.   On January 14,
2003, the First Court of Appeals affirmed the Summary Judgment thereby denying the County the authority to enforce the Developer's Agreement.

The Company and its subsidiaries are involved in other litigation on a number of matters and are subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, are expected to have a materially adverse effect on the Company's consolidated financial statements.

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

(b)	Reports on Form 8-K.  During the three months ended December 31,
2002, the Company did not file any reports on Form 8-K.




                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 5, 2003                     FLORIDA ROCK INDUSTRIES, INC.


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


                                JOHN D. BAKER, II
                                John D. Baker, II
                                 President and Chief Executive
                                 Officer


                                JOHN D. MILTON,JR.
                                John D. Milton, Jr.
                                 Executive Vice President,
                                 Treasurer and Chief Financial
                                 Officer


                                WALLACE A PATZKE, JR.
                                Wallace A. Patzke, Jr.
                                 Vice President, Controller
                                 and Chief Accounting Officer

CERTIFICATIONS


I, John D. Baker II, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Florida Rock
Industries, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 5, 2003

                                       JOHN D. BAKER, II
	                                  JOHN D. BAKER, II
                                       President and Chief
                                        Executive Officer






I, John D. Milton, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Florida Rock
Industries, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 5, 2003
                                       JOHN D. MILTON, JR.
	                                  JOHN D. MILTON, JR.
					         Executive Vice President,
                                        Treasurer and Chief
                                        Financial Officer


I, Wallace A. Patzke, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Florida Rock
Industries, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 5, 2003
                                                WALLACE A. PATZKE, JR.
                                                WALLACE A. PATZKE, JR.
                                                Vice President, Controller
                                                 and Chief Accounting Officer



	              FLORIDA ROCK INDUSTRIES, INC.
	FORM 10-Q FOR THE QUARTER ENDED DECEMBER, 2002

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



(11)   	Computation of Earnings Per Common Share.








1




25