Form 10-Q
period 2003-03-31
FLORIDA ROCK INDUSTRIES INC
filed 2003-04-30
CIK 37651

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of The Exchange Act).   Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 25, 2003: 28,617,903 shares of $.10 par value common stock.









FLORIDA ROCK INDUSTRIES, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2003


CONTENTS

                                                                    Page No.

Part I.  Financial Information

Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets                                 1
   Condensed Consolidated Statements of Income	                         2
   Condensed Consolidated Statements of Cash Flows                       3
   Notes to Condensed Consolidated Financial Statements                  4

Item 2.  Management's Discussion and Analysis                            8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     16
Item 4.  Controls and Procedures                                        16


Part II.  Other Information

Item 4.	Submission of Matters to a Vote of Stockholders             16
Item 6.   Exhibits and Reports on Form 8-K                              17

Signatures                                                              18

Exhibit 11.  Computation of Earnings Per Common Share                   26

Exhibit 99.  Certification under 906 of Sarbanes-Oxley Act of 2002      27




                             PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	(In thousands)
	(Unaudited)

                                                March 31,      September 30,
                                                  2003            2002

ASSETS
Current assets:
 Cash and cash equivalents                     $   10,598            3,845
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $1,983 ($1,694 at September 30, 2002)            82,159           82,919
 Inventories                                       34,780           31,571
 Prepaid expenses and other                        10,311            8,252
  Total current assets                            137,848          126,587
Other assets                                       66,059           61,326
Goodwill, at cost less accumulated amortization
 of $8,590                                         54,702           54,702
Property, plant and equipment, at cost:
 Land                                             167,538          168,512
 Plant and equipment                              781,343          764,653
 Construction in process                           14,297           10,860
                                                  963,178          944,025
 Less accumulated depreciation,
  depletion and amortization                      477,127          453,291
  Net property, plant and equipment               486,051          490,734
                                               $  744,660          733,349
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $    3,500            6,900
 Accounts payable                                  35,436           42,521
 Dividends payable                                  2,860            2,861
 Federal and state income taxes                     5,373            2,557
 Accrued payroll and benefits                      11,071           18,060
 Accrued insurance reserve                          5,818            3,331
 Accrued liabilities, other                         9,115           10,564
 Long-term debt due within one year                   517              387
  Total current liabilities                        73,690           87,181

Long-term debt                                     44,143           43,695
Deferred income taxes                              61,432           62,430
Accrued employee benefits                          17,555           17,026
Long-term accrued insurance reserves                8,281            8,281
Other accrued liabilities                           4,932            4,089
Shareholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 28,597,163 shares issued
  (28,578,383 shares at September 30, 2002)         2,861            2,858
 Capital in excess of par value                    16,373           15,902
 Retained earnings                                515,193          491,887
  Total shareholders' equity                      534,627          510,647
                                               $  744,660          733,349
See accompanying notes.



	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(In thousands except per share amounts)
	(Unaudited)
                                      Three Months Ended    Six Months Ended
                                          March 31,             March 31,
                                       2003       2002       2003       2002

Net sales                            $160,367    167,187   321,108    341,149
Freight revenues                        3,248      3,490     6,753      8,141
  Total sales                         163,615    170,677   327,861    349,290

Cost of sales                         118,734    128,259   243,442    259,468
Freight expense                         3,244      3,490     6,762      8,141
  Total cost of sales                 121,978    131,749   250,204    267,609

Gross profit                           41,637     38,928    77,657     81,681
Selling, general and administrative    19,194     18,841    36,571     37,098
Gain on sale of real estate            (2,448)         -    (2,448)      (530)
Operating profit                       24,891     20,087    43,534     45,113

Interest expense                         (443)    (1,178)     (912)    (2,330)
Interest income                           524        201     1,053        531
Other income (expense), net               185       (101)      608        763

Income before income taxes             25,157     19,009    44,283     44,077
Provision for income taxes              8,857      6,691    15,587     15,515
Income before cumulative effect of
 accounting change                     16,300     12,318    28,696     28,562

Cumulative effect of accounting
 change, net of income taxes of $181        -          -       333          -
Net income                           $ 16,300     12,318    29,029     28,562

Earnings per share:
 Basic
   Income before cumulative effect
    of accounting change                $ .57        .43      1.00       1.01
   Cumulative effect of accounting
    change                                  -          -       .01          -

   Net income                           $ .57        .43      1.01       1.01

 Diluted
  Income before cumulative effect of
   accounting change                    $ .56        .43       .99        .99
  Cumulative effect of accounting
   change                                   -          -       .01          -

 Net income                             $ .56        .43      1.00        .99

Cash dividends per common share         $ .10       .085       .20        .17

Weighted average shares used
in computing earnings per share:
 Basic                                 28,605     28,352    28,595     28,298
 Diluted                               29,005     28,937    29,029     28,885


See accompanying notes.



	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    SIX MONTHS ENDED MARCH 31, 2003 AND 2002
	(In thousands)
	(Unaudited)

                                                        2003             2002
Cash flows from operating activities:
  Net income                                          $29,029           28,562
  Cumulative effect of accounting change                 (333)               -
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization           32,157           32,325
    Gain on disposition of property, plant and
      equipment                                        (3,091)          (1,745)
    Net changes in operating assets and
     liabilities:
     Accounts receivable                                  273            5,907
     Inventories                                       (3,209)          (1,224)
     Prepaid expenses and other                        (2,343)            (620)
     Accounts payable and accrued liabilities         (10,059)         (14,885)
    Deferred income taxes                                (731)             611
    Other, net                                            824             (422)

 Net cash provided by operating activities             42,535           49,353

Cash flows from investing activities:
  Purchases of property, plant and equipment          (26,693)         (17,584)
  Proceeds from the sale of property, plant and
   equipment                                            4,054            3,078
  Additions to other assets                            (5,774)         (23,603)
  Collections of notes receivable                         503              244

Net cash used in investing activities                 (27,910)         (37,865)

Cash flows from financing activities:
  Proceeds from long-term debt                            722            2,330
  Decrease in short-term debt                          (3,400)               -
  Repayment of long-term debt                            (144)         (17,507)
  Exercise of employee stock options                      674            4,089
  Repurchase of Company stock                               -               (3)
  Payment of dividends                                 (5,724)          (4,809)

Net cash used in financing activities                  (7,872)         (15,900)

Net increase (decrease) in cash and cash equivalents    6,753           (4,412)
Cash and cash equivalents at beginning of year          3,845           29,108

Cash and cash equivalents at end of period            $10,598          $24,696


See accompanying notes.











                  FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31,2003
	(Unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its more than 50% owned subsidiaries. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three and six months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2003. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock
Industries, Inc. for the year ended September 30, 2002.   Certain amounts
have been reclassified for presentation adopted in fiscal 2003.

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

All legal obligations for asset retirement obligations were identified and the fair value of these obligations were determined as of October 1, 2002. Previously, the Company accrued for such costs on the units of
production basis over the estimated reserves.   Upon the adoption of the
new standard, the Company recorded the current fair value of its expected
cost of reclamation.   The cumulative effect of the change on prior years
resulted in income recognized in the first quarter and first six months of fiscal 2003 of $514,000 before income taxes and $333,000 after income taxes.

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

The analysis of asset retirement obligation for the six months ended March 31, 2003 is as follows:



	Initial liability on adoption of
       the new standard                    $8,385
      Accretion of expenses                   172
      Additional liabilities                  150
      Payment of obligations                 (378)

       Balance at end of period            $8,329

If the provisions of Statement 143 had been adopted effective October 1, 2001 earnings before income taxes and net income would have been reduced by $2,000 and $1,000, respectively, for the three months ended March 31, 2002 and increased $20,000 and $13,000, respectively, for the six months ended March 31, 2002.

(3)	New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets".   This statement supersedes
SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to be Disposed of".   SFAS No. 144, which retains and
the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales was
adopted effective October 1, 2002 and had no impact on the Company.   The
statement changes the earnings statement classification of gain(losses) on sale of real estate to a component of operating profit rather than other income.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities."   This statement nullifies
Emerging Issues Task Force (EITF) issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an
Activity (including Certain Costs Incurred in a Restructuring)."   This
statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather
than the date of an entity's commitment to an exit plan.   The Company
implemented SFAS No. 146 on January 1, 2003.   The adoption of this
statement did not have an impact on the consolidated financial position or results of operations of the Company.

Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), requires the guarantor to recognize a liability for the fair value of the obligation at the
inception of the guarantee.   The disclosure requirements of FIN 45 have
been incorporated into these Notes to Condensed Consolidated Financial Statements, while the recognition provisions will be applied to guarantees issued after December 31, 2002.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-
Based Compensation - Transition and Disclosure".   SFAS 148 amends SFAS
No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148, but will continue to use intrinsic value method under APB 25 to
account for stock-based compensation.   As such, the adoption of this
statement has not had a significant impact on the Company's financial position, results of operations or cash flows.

(4)	Stock Option Plan

	The Company accounts for stock options under the intrinsic value method
of APB Opinion No. 25.   If the fair value based method had been used the
following table summarizes the proforma effect:

	                        Three Months Ended        Six Months Ended
                                  March 31,                 March 31,
                               2003      2002            2003      2002

     Reported net income      $16,300   12,318          29,029    28,562
     Compensation cost
       determined under fair
       value based method, net
       of income taxes           (419)    (353)           (749)     (705)
     Proforma net income      $15,881   11,965          28,280    27,857

     Basic earnings per share:
       Reported net income    $   .57      .43            1.01      1.01
       Compensation cost, net
         of income taxes         (.01)    (.01)           (.02)     (.02)
       Proforma               $   .56      .42             .99       .99

    Diluted earnings per share:
       Reported net income    $   .56      .43            1.00       .99
       Compensation cost, net
         of income taxes         (.01)    (.01)           (.02)     (.02)
       Proforma               $   .55      .42             .98       .97


(5)	Inventories

Inventories consisted of the following (in thousands):

                                           March 31,    September 30,
                                            2003           2002

      Finished products                  $ 23,343         21,473
      Raw materials                         4,460          4,094
      Work in progress                      2,235          1,450
      Parts and supplies                    4,742          4,554
                                         $ 34,780         31,571

(6)  Gain on Sale of Real Estate

During March 2003, the Company sold two parcels of land and recognized a pre-tax gain of $2,448,000 which is included in the results of operations for the three and six months ended March 31, 2003.

During the first quarter of fiscal 2002, the Company sold land and recognized a pre-tax gain of $530,000, which is included in the results of operations for the six months ended March 31, 2002.

(7)	Business Segments

The Company has identified three business segments, each of which is
managed separately along product lines.   All of the Company's operations
are in the Southeastern and Mid-Atlantic States.  The Aggregates segment
mines, processes and sells construction aggregates.   The Concrete
products segment produces and sells ready-mix concrete and other concrete
products.   The Cement and Calcium segment produces and sells cement and calcium products to customers in Florida, Georgia and Maryland.

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                              Three Months Ended     Six Months Ended
                                 March 31,               March 31,
                              2003        2002       2003        2002

Net sales, excluding
  freight
   Aggregates              $ 54,906     56,195    109,760      115,768
   Concrete products        112,702    117,748    223,716      239,329
   Cement and calcium        14,837     13,722     29,251       24,261
   Intersegment sales       (22,078)   (20,478)   (41,619)     (38,209)

   Total net sales,
     excluding freight     $160,367    167,187    321,108      341,149

Operating profit
   Aggregates              $ 14,383      9,182     26,054       22,556
   Concrete products          6,573     10,086     11,578       22,479
   Cement and calcium         5,995      3,983      9,325        4,803
   Corporate overhead        (2,060)    (3,164)    (3,423)      (4,725)

   Total operating         $ 24,891     20,087     43,534       45,113
     Profit

     Identifiable assets, at quarter end
   Aggregates                                    $ 328,807     330,297
   Concrete products                               218,815     210,712
   Cement and calcium                              112,793     119,712
   Unallocated corporate
     assets                                         56,967      52,209
   Cash items                                       10,598      24,696
   Investments in affiliates                        16,680      16,061

        Total identifiable assets                $ 744,660     753,488

(8)	Supplemental Disclosures of Cash Flow Information

Cash paid during the six months ended March 31, 2003 and 2002 for certain expense items are as follows (in thousands):

                                              2003          2002
      Interest expense, net of
       amount capitalized                   $   881         4,232
      Income taxes                          $13,297        10,240

      The following schedule summarizes non-cash investing and financing activities for the six months ended March 31, 2003 and 2002 (in thousands):

                                              2003          2002

       Additions to property, plant
        and equipment from:
          Exchanges                         $   762           25


       Addition to receivables from selling
        property, plant and equipment
        for a note                          $    20            -


(9)	Contingent Liabilities



The Company has an 8% investment in a joint venture.   In
conjunction with its investment agreement, the Company has guaranteed 8% of the revolving credit agreement of the joint
venture.   The maximum amount of the loan is  $3,500,000. At
March 31, 2003, $276,000 was outstanding of which the Company's guarantee was $23,000.


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

Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year, due primarily to the effect that weather has on the Company's sales and
production volume.   Normally, the highest sales and earnings of the
Company are attained in the Company's third and fourth quarters and the lowest sales and earnings are attained in the Company's first and
second quarters.   In addition, quarterly results will be affected by
planned maintenance at the cement plant.   The Company expenses
maintenance costs at the cement plant, which can be significant, when incurred. The Company expensed planned maintenance of $1,878,000 in the first quarter and first six months of fiscal 2003 as compared to $1,520,000 in the first quarter of fiscal 2002. The plant was shut down for 9 days in the first quarter and first six months of fiscal 2003 and four weeks in the first quarter of fiscal 2002 for planned maintenance and four days in the second quarter of fiscal 2002 for
unplanned maintenance.   During the third quarter of 2003, a planned
maintenance has been scheduled for six days.

For the second quarter of fiscal 2003, ended March 31, 2003, consolidated sales decreased 4.1% to $163,615,000 from $170,677,000 in the same quarter last year. The decrease in sales for the second quarter was due to decreased concrete and aggregates revenues. These decreases were partially offset by increased revenues of cement and calcium products. Revenues in the concrete products segments were lower due to decreased volumes of ready mix sales partially offset by higher volumes of block and building materials and an increase in the average selling price. Revenues in the aggregates segment were lower as a result of a decrease in volumes offset by higher average sales
prices.   Revenues increased in the cement and calcium segment due to higher volumes and sales prices.

For the six months of fiscal 2003, consolidated sales, decreased 6.1% to $327,861,000 from $349,290,000 last year. The decrease in sales was due to decreased concrete and aggregate revenues partially offset
by increased revenues from the cement and calcium segment.   Revenues
in the concrete products segment were lower due to decreased volumes of ready mix sales partially offset by higher volumes of block and building materials and an increase in the average selling price. Revenues in the aggregates segment were lower as a result of a decrease in volumes partially offset by higher average sales prices.
 Revenues of the cement and calcium segment increased due to increased volumes of cement and higher sales prices.

For the contribution made to net sales and operating profit from each business segment, see Note 7 to the Condensed Consolidated Financial Statements.

Gross profit for the second quarter increased 7.0% to $41,637,000 from $38,928,000 for the same quarter last year. Gross profit margin for the second quarter increased to 25.4% from 22.8% last year. Gross profit and margin improved in the aggregates and cement and calcium
segments while decreasing in the concrete products segment.   The
improvement in the aggregates segment was due to decreased depreciation expense, reduced outside services and lower operating costs per ton partially offset by increased fuel costs and repairs.
In addition, start up losses of new operations and shut down costs of a quarry were approximately $1,500,000 lower this year. The improvement in the cement and calcium segment is due to lower repair costs and lowering the cost per unit as a result of increasing volumes
while maintaining a stable expense level.   The decrease in repair
cost was the result of no unplanned maintenance at the plant this year
as compared to four days in the second quarter of last year.   The
reduction in gross profit in the concrete products segment was due to lower volumes, higher cost of maintenance, fuel, insurance and depreciation. Depreciation was higher due to additional depreciation of $506,000 resulting from early termination of a lease at one location.

For the six months of 2003, gross profit decreased 4.9% to $77,657,000
from $81,681,000 last year.   Gross profit and margin improved in the
aggregates and cement and calcium segments while decreasing in the
concrete products segment.   The improvement in the aggregates segment
was due to decreased depreciation expense, reduced outside services and lower operating costs per ton partially offset by increased fuel
costs and repairs.   In addition start up losses of new operations and
shut down cost of a quarry were approximately $2,900,000 lower this year. The improvement in the cement and calcium segment is due to lower repair costs and lowering the cost per unit as a result of increasing volumes while maintaining a stable expense level. The decrease in repair cost was the result of reduced planned unplanned maintenance at the plant as compared to last year. For the six months of 2003, gross margin increased to 23.7% from 23.4% last year primarily due to lower operating costs per ton as compared to last year.

Selling, general and administrative expenses for the second quarter increased to $19,194,000 from $18,841,000 last year constituting 11.7% of sales as opposed to 11.0% last year.

For the first six months of 2003, selling, general and administrative decreased to $36,571,000 from $37,098,000 last year constituting 11.2%
of sales as compared to 10.6% last year.   The actual dollar decrease
for the six months was primarily attributable to lower profit sharing expense (which is linked to profitability before real estate gains).

During March 2003, the Company sold two parcels of land and recognized a pre-tax gain of $2,448,000 which is included in the three and six months ended March 31, 2003. During the first quarter of fiscal 2002, the Company sold land and recognized a pre-tax gain of $530,000, which is included in the six months ended March 31, 2002.

Interest expense for the second quarter decreased to $443,000 from $1,178,000 for the same quarter last year. For the six months ended March 31, 2003, interest expense decreased to $912,000 from $2,330,000
last year.   These declines are attributable to reduced debt
outstanding under the Company's revolver and lower interest rates.



Interest income for the second quarter increased to $524,000 as compared to $201,000 for the same quarter last year and for the first six months of 2003 was $1,053,000 as compared to $531,000 for the same period last year.

Included in other income is the Company's equity in operating results of 50% owned joint ventures. The equity in these ventures was a loss of $326,000 for the second quarter of fiscal 2003 as compared to a
loss of $730,000 for the same period last year.   For the six months
ended March 31, 2003 and 2002, the equity in affiliates was a loss of $314,000 and $378,000, respectively.

Income tax expense increased $2,166,000 for the second quarter of fiscal 2003 and $72,000 for the first six months of fiscal 2003.
This is due to higher income before taxes.   The effective tax rate is
35.2% for all periods.

	Liquidity and Capital Resources.   For the first six months of
fiscal 2003, cash provided by operating activities of $42,535,000, exercise of stock options of $674,000 and proceeds from sale of property, plant and equipment of $4,054,000 funded the repayment of $3,400,000 of short-term overnight lines; purchases of property, plant and equipment of $26,693,000 and payment of dividends of $5,724,000.

For the first six months of fiscal 2002, cash provided by operating activities of $49,353,000, exercise of stock options of $4,089,000 and proceeds from the sales of property, plant and equipment of $3,078,000 funded the repayment of debt of $3,078,000, payment of insurance policy loans of $18,771,000, purchases of property, plant and equipment of $17,584,000 and payment of dividends of $4,809,000. The payment of the policy loans increased other assets since the loans were netted against the cash surrender value of the policies.

Based on current expectations, management believes that its internally generated cash flow and access to existing credit facilities are sufficient to meet the liquidity requirements necessary to fund operations, capital requirements, debt service and future dividend
payments.   At March 31, 2003, there was available $200,000,000 under
long-term revolver and $41,500,000 available under overnight lines of
credit.   In addition, there is approximately $20,000,000 that could
be re-borrowed under insurance policies.   It may be necessary to
obtain additional levels of financing in the event opportunities arise for the Company to make a strategic acquisition.

Working capital at March 31, 2003 was $64,158,000 as compared to
$39,406,000 at September 30, 2002.   This increase was due to excess
cash flow generated during fiscal 2003.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

The following table summarizes the Company's contractual obligations and commitments.

			Balance
                    of                               	    There-
                    2003  2004  2005   2006   2007  2008  after   Total

Long-term debt    $  460   383 2,094  2,764  5,043  4,048 29,868  44,660

Operating leases   1,225 1,519 1,236    968    671    671  4,452  10,742

      Total       $1,685 1,902 3,330  3,732  5,714  4,719 34,320  55,402

	Critical Accounting Policies.	The Consolidated Financial
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

	Note 1 to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended September 30, 2002 provides details on the application of these and other accounting policies. These critical accounting policies and Note 1 should be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

	Inventories. Inventories for the aggregates segment on a quarterly basis are based on internal estimates of production during
the period.   Semi-annually an outside consultant measures the volume
of aggregates inventory.   Aggregates inventories are adjusted to the
amounts shown in the report of the outside consultant.

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

	Related Party Transactions.   Patriot Transportation Holding,
Inc. ("Patriot"), a related party, hauls diesel fuel and other
supplies for the Company.   Charges for such services are based on
prevailing market prices.   The Company also leases various aggregate
mining and other properties paying rent or royalties based on long-term contracts entered into during the mid 1980's and early 1990's. In addition, the Company provides administrative services to Patriot and Patriot provides construction management services to the Company.
 These services are provided at market prices.   During fiscal 2002,
Patriot agreed to sell land for $15,000,000 to the Company. This transaction was reviewed and approved on behalf of the Company by a
committee of independent directors.   This sale is still pending.

In April 2003, Patriot agreed to sell land for $1,836,000 to the
Company.   The Company has 120 days to inspect and investigate the
property and may, in its sole discretion, terminate the Agreement during the inspection period without penalty. If the Agreement is not terminated during the inspection period or valid extension thereof, closing is to occur no later than December 15, 2003. This transaction was reviewed and approved on behalf of the Company by a committee of independent directors after receipt of an appraisal and consultation with management.

In April 2002, the Company purchased for $67,000 a parcel of land in which an officer had an undivided 80% interest.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets".   This statement
supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed of".   SFAS No. 144,
which retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales was adopted effective October 1, 2002 and had no
impact on the Company.   The statement changes the earnings statement
classification of gain(losses) on sale of real estate to a component of operating profit rather than other income.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs
Associated with Exit or Disposal Activities."   This statement
nullifies Emerging Issues Task Force (EITF) issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a
Restructuring)."   This statement requires that a liability for a cost
associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment
to an exit plan.   The Company implemented SFAS No. 146 on January 1,
2003. The adoption of this statement did not have an impact on the consolidated financial position or results of operations of the Company.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-
Based Compensation - Transition and Disclosure".   SFAS 148 amends
SFAS No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148, but will continue to use intrinsic value method under APB 25 to account for stock-based
compensation.   As such, the adoption of this statement has not had a
significant impact on the Company's financial position, results of operations or cash flows.

	Outlook.  Strong home building continues to buoy up a very slow
commercial construction scenario.   Low interest rates remain the key
to prolonging this strength. Road building is coming under the ax in many of the Company's markets, though the strong backlog of work let to contract in Florida should offset the weaker state spending in Virginia and Maryland for the balance of the fiscal year.

     Risk Insurance. Due to dramatically increasing insurance premiums for automobile and general liability insurance programs, the Company has increased its self-insurance retention to $2,000,000 for general
liability and to $3,000,000 for automobile liability.   In addition,
the Company has formed a captive insurance company and will pay premiums to the captive insurance company to insure the claims up to $3,000,000. Assuming no significant increase in the Company's loss experience, this higher risk retention should result in a lower cost to the Company than outside insurance.

     Fuel Oil Price Risk.   To manage the impact on operations of an
increase in the price of diesel fuel, the Company hedged a portion of
the projected annual diesel fuel requirements for fiscal 2003.   A
heating oil derivative contract was entered into because heating oil
prices have a high correlation to diesel fuel prices.   The intent was
to reduce the risk of increasing diesel fuel prices.   In September
2002, a one-time payment of $270,000 was made to purchase a contract that would reimburse the Company if the average monthly price of
heating oil exceeds 85 cents for any month during fiscal 2003.   This
contract was for approximately 55% of our diesel fuel requirements.

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

Item 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.
As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, Chief Financial Officer and
Chief Accounting Officer.   The evaluation conducted by, the
Company's President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer has provided them with reasonable assurance that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

                            PART II OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Stockholders

On February 5, 2003, the Company held its annual shareholders meeting. At the meeting, the shareholders elected the following directors by the vote shown.

                      Term     Votes          Votes        Brokers
                      Ending   For            Withheld     Non-Votes
Edward L. Baker       2006     24,735,991     1,748,704       -
J. Dix Druce, Jr.     2006     25,004,924     1,479,771       -
John D. Milton, Jr.   2006     25,004,970     1,479,725       -
Martin E. Stein, Jr.  2006     25,644,260       840,435       -

The directors whose terms of office as a director have continued after the meeting are Thompson S. Baker, II, Luke E. Fichthorn, III and Tillie K. Fowler, for terms expiring in 2004 and A.R. Carpenter, John
D. Baker, II, and G. Kennedy Thompson for terms expiring in 2005. At the Board of Directors meeting following the annual stockholders meeting Francis X. Knott and C. J. Shepherdson retired as directors.

The shareholders also approved an amendment to the Company's 2000 stock option plan to increase the authorized shares that may be issued thereunder by 700,000 from 1,125,000 to 1,825,000 by votes for 25,498,399, votes withheld 895,757 and abstentions 90,539.


Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.  The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page 23 of this Form
10-Q.

(b)	Reports on Form 8-K.  During the three months ended March 31,
2003, the Company did not file any reports on Form 8-K.




                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 29, 2003                       FLORIDA ROCK INDUSTRIES, INC.

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



I, John D. Baker, II, certify that:

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

Date:  April 29, 2003
                                    JOHN D. BAKER, II
                                    JOHN D. BAKER, II
                                    President and Chief
                                    Executive Officer



I, John D. Milton, Jr., certify that:

7.	I have reviewed this quarterly report on Form 10-Q of Florida Rock
Industries, Inc.

8.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and have:

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

11.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
   and

12.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 29, 2003
                                    JOHN D. MILTON, JR.
                                    JOHN D. MILTON, JR.
                                    Executive Vice President,
                                    Treasurer and Chief
                                     Financial Officer


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

Date:  April 29, 2003
                                           WALLACE A. PATZKE, JR.
                                           WALLACE A. PATZKE, JR.
                                           Vice President, Controller
                                            and Chief Accounting Officer



	              FLORIDA ROCK INDUSTRIES, INC.
	FORM 10-Q FOR THE QUARTER ENDED MARCH, 2003

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

(10)(d)	Amendment No. 1 to Amended Medical Reimbursement
Plan of Florida Rock Industries, Inc. effective
July 16, 1976, incorporated by reference to an
exhibit previously filed with Form 10-K for the
fiscal year ended September 30, 1980.   File No.
1-7159.



(10)(e)	Tax Service Reimbursement Plan of Florida Rock
Industries, Inc. effective October 1, 1976,
incorporated by reference to an exhibit
previously filed with Form 10-K for the fiscal
year ended September 30, 1980.   File No. 1-
7159.

(10)(f)	Amendment No. 1 to Tax Service Reimbursement
Plan of Florida Rock Industries, Inc.,
incorporated by reference to an exhibit
previously filed with Form 10-K for the fiscal
year ended September 30, 1981.   File No. 1-
7159.

(10)(g)	Amendment No. 2 to Tax Service Reimbursement
Plan of Florida Rock Industries, Inc.,
incorporated by reference to an exhibit
previously filed with Form 10-K for the fiscal
year ended September 30, 1985.   File No. 1-
7159.

(10)(h)	Summary of Management Incentive Compensation
Plan as amended effective October 1, 1992.
Previously filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 1-
7159.

(10)(i)	Florida Rock Industries, Inc. Management
Security Plan, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1985.
File No. 1-7159.

(10)(j)	Various mining royalty agreements with Patriot
Transportation Holding, Inc. or its
subsidiary, none of which are presently
believed to be material individually, but all
of which may be material in the aggregate,
incorporated by reference to exhibits
previously filed with Form 10-K for the fiscal
year ended September 30, 1986.   File No. 1-
7159.

(10)(k)		Florida Rock Industries, Inc. 1996 Stock
Option Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated December 18, 1995. File No. 1-7159.

(10)(l)	Florida Rock Industries, Inc. 2000 Stock
Option Plan, incorporated by reference to an
exhibit previously filed with the Proxy
Statement dated December 20, 2000.   File No.
1-7159.

(10)(m)	Amendment to Florida Rock Industries, Inc. 2000
		Stock Option Plan.

(11)   	Computation of Earnings Per Common Share.

(99)	     Certification under Section 906 of Sarbanes-Oxley
		Act of 2002




1




18