Form 10-Q
period 2003-06-30
FLORIDA ROCK INDUSTRIES INC
filed 2003-08-05
CIK 37651

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2003: 28,683,565 shares of $.10 par value common stock.









FLORIDA ROCK INDUSTRIES, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2003


CONTENTS

                                                                  Page No.

Part I.  Financial Information

Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets                               1
   Condensed Consolidated Statements of Income                         2
   Condensed Consolidated Statements of Cash Flows                     3
   Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial            11
	      Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   20
Item 4.  Controls and Procedures                                      20


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                            20

Signatures                                                            22

Exhibit 11.  Computation of Earnings Per Common Share                 27

Exhibit 31(a)Certification of John D. Baker, II                       28

Exhibit 31(b)Certification of John D. Milton, Jr.                     29

Exhibit 31(c)Certification of Wallace A. Patzke, Jr.                  30

Exhibit 32.  Certification under Section 906 of Sarbanes-Oxley Act    31
		       of 2002



                             PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	(In thousands)
	(Unaudited)

                                                June 30,      September 30,
                                                  2003            2002

ASSETS
Current assets:
 Cash and cash equivalents                     $   39,958            3,845
 Accounts and notes receivable, less
  allowance for doubtful accounts of
  $2,256 ($1,694 at September 30, 2002)            91,078           82,919
 Inventories                                       32,705           31,571
 Prepaid expenses and other                        10,403            8,252
  Total current assets                            174,144          126,587
Other assets                                       64,794           61,326
Goodwill, at cost less accumulated amortization
 of $8,590                                         54,702           54,702
Property, plant and equipment, at cost:
 Land                                             171,985          168,512
 Plant and equipment                              776,048          764,653
 Construction in process                            8,199           10,860
                                                  956,232          944,025
 Less accumulated depreciation,
  depletion and amortization                      476,643          453,291
  Net property, plant and equipment               479,589          490,734
                                               $  773,229          733,349
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $        -            6,900
 Accounts payable                                  34,732           42,521
 Dividends payable                                  2,870            2,861
 Federal and state income taxes                     7,843            2,557
 Accrued payroll and benefits                      17,095           18,060
 Accrued insurance reserve                          6,571            3,331
 Accrued liabilities, other                         9,920           10,564
 Long-term debt due within one year                   518              387
  Total current liabilities                        79,549           87,181

Long-term debt                                     44,013           43,695
Deferred income taxes                              62,287           62,430
Accrued employee benefits                          17,777           17,026
Long-term accrued insurance reserves                8,281            8,281
Other accrued liabilities                           4,873            4,089
Shareholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 28,676,975 shares issued
  (28,578,383 shares at September 30, 2002)         2,868            2,858
 Capital in excess of par value                    18,292           15,902
 Retained earnings                                535,289          491,887
  Total shareholders' equity                      556,449          510,647
                                               $  773,229          733,349
See accompanying notes.



	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(In thousands except per share amounts)
	(Unaudited)
                                      Three Months Ended   Nine Months Ended
                                          June 30,             June 30,
                                       2003       2002       2003       2002

Net sales                            $193,049    185,717   514,157    526,866
Freight revenues                        5,064      4,086    11,817     12,227
  Total sales                         198,113    189,803   525,974    539,093

Cost of sales                         138,299    137,400   381,741    396,868
Freight expense                         4,885      4,086    11,647     12,227
  Total cost of sales                 142,884    141,486   393,388    409,095

Gross profit                           54,929     48,317   132,586    129,998
Selling, general and administrative    20,773     18,335    57,344     55,433
Loss (Gain) on sale of real estate         39         -     (2,409)      (530)
Operating profit                       34,117     29,982    77,651     75,095

Interest expense                         (402)      (801)   (1,314)    (3,131)
Interest income                           519        247     1,572        778
Other income (expense), net             1,216        441     1,824      1,204

Income before income taxes             35,450     29,869    79,733     73,946
Provision for income taxes             12,479     10,514    28,066     26,029
Income before cumulative effect of
 accounting change                     22,971     19,355    51,667     47,917

Cumulative effect of accounting
 change, net of income taxes of $181        -          -       333          -
Net income                           $ 22,971     19,355    52,000     47,917

Earnings per share:
 Basic
   Income before cumulative effect
    of accounting change                $ .80        .68      1.81       1.69
   Cumulative effect of accounting
    change                                  -          -       .01       ___-

   Net income                           $ .80        .68      1.82       1.69

 Diluted
  Income before cumulative effect of
   accounting change                    $ .79        .67      1.78       1.66
  Cumulative effect of accounting
   change                                   -          -       .01      __ _-

 Net income                             $ .79        .67      1.79       1.66

Cash dividends per common share         $ .10        .10       .30        .27

Weighted average shares used
in computing earnings per share:
 Basic                                 28,642     28,492    28,610     28,363
 Diluted                               29,114     29,007    29,057     28,939


See accompanying notes.



	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    NINE MONTHS ENDED JUNE 30, 2003 AND 2002
	(In thousands)
	(Unaudited)
                                                     2003       2002
Cash flows from operating activities:
  Net income                                        $52,000   47,917
  Cumulative effect of accounting change               (333)       -
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization         47,553   49,189
    Gain on disposition of property, plant and
      equipment                                      (3,682)  (1,960)
    Net changes in operating assets and
     liabilities:
     Accounts receivable                             (8,665)   3,558
     Inventories                                     (1,136)     612
     Prepaid expenses and other                      (2,430)    (158)
     Accounts payable and accrued liabilities          (894)  (3,893)
    Deferred income taxes                               137      944
    Other, net                                          539      311

 Net cash provided by operating activities           83,089   96,520

Cash flows from investing activities:
  Purchases of property, plant and equipment        (35,258) (31,799)
  Proceeds from the sale of property, plant and
   equipment                                          4,704    3,333
  Additions to other assets                          (4,305) (24,539)
  Additions to notes receivable                           -     (150)
  Collections of notes receivable                       522      434

Net cash used in investing activities               (34,337) (52,721)

Cash flows from financing activities:
  Proceeds from long-term debt                          808    2,464
  Decrease in short-term debt                        (6,900)       -
  Repayment of long-term debt                          (359) (67,698)
  Exercise of employee stock options                  2,400    5,753
  Repurchase of Company stock                             -       (4)
  Payment of dividends                               (8,588)  (7,226)

Net cash used in financing activities               (12,639) (66,711)


Net increase (decrease) in cash and cash equivalents 36,113  (22,912)
Cash and cash equivalents at beginning of year        3,845   29,108

Cash and cash equivalents at end of period          $39,958  $ 6,196


See accompanying notes.






                  FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30,2003
	(Unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Florida Rock Industries, Inc. and its more than 50% owned subsidiaries (collectively, the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three and nine months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2003. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30,
2002.   Certain amounts have been reclassified for
presentation adopted in fiscal 2003.

(2)	Change in Accounting Principle

Effective October 1, 2002, the Company adopted SFAS No. 143,
"Accounting for Asset Retirement Obligations."   The statement
applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.
The liability is accreted at the end of each period through
charges to operating expenses.   If the obligation is settled
for other than the carrying amount of the liability, a gain or loss will be recognized on settlement.

All legal obligations for asset retirement obligations were identified and the fair value of these obligations were determined as of October 1, 2002. Previously, the Company accrued for such costs on the units of production basis over
the estimated reserves.   Upon the adoption of the new
standard, the Company recorded the current fair value of its
expected cost of reclamation.   The cumulative effect of the
change on prior years resulted in income recognized in the first quarter and first nine months of fiscal 2003 of $514,000 before income taxes and $333,000 after income taxes.

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

The analysis of asset retirement obligation for the nine months ended June 30, 2003 is as follows:

	Initial liability on adoption of
       the new standard                    $8,385
      Accretion of expenses                   281

      Additional liabilities                  199
      Payment of obligations                 (443)

       Balance at end of period            $8,422

If the provisions of Statement 143 had been adopted effective October 1, 2001 earnings before income taxes and net income would have increased by $7,000 and $5,000, respectively, for the three months ended June 30, 2002 and increased $27,000 and $18,000, respectively, for the nine months ended June 30, 2002.

(3)	New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for
the Impairment or Disposal of Long-Lived Assets".   This
statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144, which retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and
(b) measurement of long-lived assets to be disposed of by sales, was adopted effective October 1, 2002 and had no impact on the Company. The statement changes the earnings statement classification of gains(losses) on sale of real estate to a component of operating profit rather than other income.

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

FIN 46, "Consolidation of Variable Interest Entities", clarified the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other
parties.   FIN 46 is applicable immediately for variable
interest entities created after January 31, 2003.   For
variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1,
2003.   This Interpretation will not have an effect on the
Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148, but will continue to use intrinsic value method under APB 25 to
account for stock-based compensation.   As such, the adoption
of this statement has not had a significant impact on the Company's financial position, results of operations or cash flows.

	In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity". SFAS 150 provides that certain financial instruments with characteristics of both liability
and equity to be classified as a liability.   The statement is
effective July 1, 2003 for existing financial instruments and May 31, 2003 for new or modified financial instruments. The Company does not have financial instruments that qualify under this statement.

 (4)	Stock Option Plan

	The Company accounts for stock options under the intrinsic
value method of APB Opinion No. 25.   The Company has not
incurred any compensation cost using the intrinsic value
method for employee stock options.   If the fair value based
method had been used the following table summarizes the proforma effect:


                            Three Months Ended      Nine Months Ended
                                  June 30,               June 30,
                               2003      2002         2003      2002

     Reported net income      $22,971   19,355       52,000    47,917
     Compensation cost
       determined under fair
       value based method, net
       of income taxes           (419)    (345)      (1,168)   (1,162)
     Proforma net income      $22,552   19,010       50,832    46,755





     Basic earnings per share:
       Reported net income    $   .80      .68         1.82      1.69
       Compensation cost, net
         of income taxes         (.01)    (.01)        (.04)     (.04)
       Proforma               $   .79      .67         1.78      1.65

     Diluted earnings per share:
       Reported net income    $   .79      .67         1.79      1.66
       Compensation cost, net
         of income taxes         (.01)    (.01)        (.04)     (.04)
       Proforma               $   .78      .66         1.75      1.62


(5)	Inventories

Inventories consisted of the following (in thousands):

                                          June 30,    September 30,
                                            2003           2002

      Finished products                  $ 22,020         21,473
      Raw materials                         4,387          4,094
      Work in progress                      1,293          1,450
      Parts and supplies                    5,005          4,554
                                         $ 32,705         31,571

(6)  Gains (Losses)on Sale of Real Estate

During March 2003, the Company sold two parcels of land and recognized a pre-tax gain of $2,448,000 which is included in the results of operations for the nine months ended June 30, 2003.

During the first quarter of fiscal 2002, the Company sold land and recognized a pre-tax gain of $530,000, which is included in the results of operations for the nine months ended June
30, 2002.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                        Three Months Ended     Nine Months Ended
                              June 30,              June 30,
                          2003      2002        2003       2002

Net sales, excluding
  freight
   Aggregates          $ 69,593     66,846    179,353    182,614
   Concrete products    130,833    125,870    354,549    365,199
   Cement and calcium    15,221     14,320     44,472     38,581
   Intersegment sales   (22,598)   (21,319)   (64,217)   (59,528)

   Total net sales,
     excluding freight $193,049    185,717    514,157    526,866

Operating profit
   Aggregates          $ 20,682     17,053     46,736     39,609
   Concrete products     13,959     12,162     25,537     34,641
   Cement and calcium     4,723      3,662     14,048      8,465
   Corporate overhead    (5,247)    (2,895)    (8,670)    (7,620)

   Total operating     $ 34,117     29,982     77,651     75,095
     Profit

     Identifiable assets, at quarter end
   Aggregates                               $ 334,989    330,430
   Concrete products                          217,980    211,917
   Cement and calcium                         109,930    117,782
   Unallocated corporate
     assets                                    52,831     51,592
   Cash items                                  39,957      6,196
   Investments in affiliates                   17,542     15,348

   Total identifiable assets                $ 773,229    733,265

	The Company is self-insured for group health costs and allocates group health expense to the business segments based on expected costs to be incurred by each business
segment.   For 2003 the allocations were exceeding costs
being incurred, and during the third quarter of 2003 the allocation for fiscal 2003 was revised and the business
segments received a credit for the over allocation.   The
credit to aggregates was $365,000, to concrete products was $935,000 and to cement and calcium was $125,000 whereas corporate overhead had expense of $1,425,000 due to the
reallocation.    Historically, these adjustments were
recorded at year-end.

(8)	Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended June 30, 2003 and 2002 for certain expense items are as follows (in thousands):

                                              2003          2002
      Interest expense, net of
       amount capitalized                   $ 1,308         5,238
      Income taxes                          $21,764        16,412

The following schedule summarizes non-cash investing and financing activities for the nine months ended June 30, 2003 and 2002 (in thousands):

                                              2003          2002

       Additions to property, plant
        and equipment from:
          Exchanges                         $   773           28


       Addition to receivables from selling
        property, plant and equipment
        for a note                          $    20            -

(9)	Contingent Liabilities

In November 2000, the United States Environmental
Protection Agency through the offices of the United States
Attorney for the District of Columbia commenced an
investigation of DC Materials, Inc. and Cardinal Concrete
Company, both subsidiaries of Florida Rock Industries,
Inc., with respect to a parcel of real property leased by
DC Materials, Inc. in the District of Columbia.   The
investigation consists of looking into possible violations
of the Clean Water Act in connection with the discharge of
runoff water at the aforementioned site.   Florida Rock
Industries and its subsidiaries are cooperating fully with
the investigation, which is still continuing.   Based in
part on advice of counsel, in the opinion of management, the outcome is not expected to have a material adverse effect on the Company's consolidated financial statements.

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

On January 25, 1999 the City Commissioners of Newberry,
Florida voted 4-0 to annex the Company's cement plant site
into the city. The Company anticipates that future land use
and zoning matters relating to the cement plant will be
under the jurisdiction of the City of Newberry.   The
annexation of the land into the town of Newberry has been
challenged by an individual, though the Company is not
party to the litigation.   In addition, various cases have
been filed challenging amendments to the City of Newberry's
comprehensive plan.   The Company is not a party to the
litigation.   Alachua County has filed suit to seek to
enforce the terms of the Developer's Agreement between the
County and the Company.   This action does not claim
damages against the Company.   On November 15, 2001, final
summary judgment was entered in the Company's favor
dismissing the County's complaint. The decision was
appealed by the County.   On January 14, 2003, the First
District Court of Appeals affirmed the Summary Judgment thereby denying the County the authority to enforce the Developer's Agreement. The County did not appeal the First
District Court of Appeals' decision thereby concluding their suit to enforce the Developer's Agreement.

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

The Company has an 8% investment in a joint venture.   In
conjunction with its investment agreement, the Company has
guaranteed 8% of the revolving credit agreement of the
joint venture.   The maximum amount of the loan is
$3,500,000. At June 30, 2003, there was no outstanding
balance.   The Company is in process of withdrawing from
the joint venture.

(10)	Acquisition

On July 3, 2003, the Company announced that it has agreed
to purchase the stock of Lafarge Florida Inc., a subsidiary
of Lafarge North America Inc., which owns and operates a
cement import terminal and grinding and processing facility
in Tampa, Florida and operates a cement clinker import
terminal, and grinding facility on leased premises in Port
Manatee, Florida.   The announced purchase price is
approximately $122,000,000 and is subject to adjustment at closing for increases or decreases in working capital.
The agreement also preserves the continuation of an existing supply arrangement.

The transaction, which is subject to usual conditions of closing including compliance with the Hart-Scott-Rodino Act, is expected to close during the Company's fourth quarter
ending September 30, 2003.   On July 31, 2003, the Hart-
Scott-Rodino filing was approved.

While audited financials are not available for the Lafarge
Florida subsidiary, 2001 and 2002 calendar period revenues
for the operations to be acquired were approximately
$87,000,000 and $89,000,000, respectively.    Total product
volumes for the two operations were approximately 1,200,000 tons for 2002.

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

Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year, due primarily to the effect that weather has on the
Company's sales and production volume.   Normally, the highest
sales and earnings of the Company are attained in the Company's third and fourth quarters and the lowest sales and earnings are
attained in the Company's first and second quarters.   In
addition, quarterly results will be affected by planned
maintenance at the cement plant.   The Company expenses
maintenance costs at the cement plant, which can be significant, when incurred. The Company expensed planned maintenance of $644,000 in the third quarter of fiscal 2003, as compared to $1,152,000 in the third quarter of fiscal 2002 and $2,522,000 for the nine months of 2003, as compared to $2,672,000 for the nine months of 2002. The plant was shut down for nine days in the third quarter and, eighteen days for the nine months of fiscal 2003 and four weeks in the first quarter of fiscal 2002 and eight days in the third quarter of fiscal 2002 for planned maintenance.

For the third quarter of fiscal 2003, ended June 30, 2003, consolidated sales increased 4.4% to $198,113,000 from $189,803,000 in the same quarter last year. The increase in sales for the third quarter was due to increased revenues in all three segments. Revenues in the concrete products segments increased due to higher volumes of block and building materials and an increase in the average selling price of block and ready mix concrete partially offset by reduced volumes of ready mix sales primarily in our northern markets. Revenues in the aggregates segment increased as a result of higher average sales
prices partially offset by slightly reduced volumes.   The
reduction in volumes was due primarily to locations closed. Revenues increased in the cement and calcium segment due to higher cement volumes and sales prices of calcium products partially offset by lower calcium products volume and lower average selling price of cement.

For the first nine months of fiscal 2003, consolidated sales, decreased 2.4% to $525,974,000 from $539,093,000 last year. The decrease in sales was due to decreased concrete and aggregate revenues partially offset by increased revenues from the cement
and calcium segment.   Revenues in the concrete products segment
were lower due to decreased volumes of ready mix sales primarily in our northern markets partially offset by higher volumes of block and building materials and an increase in the average
selling price of ready mix concrete.   Revenues in the aggregates
segment were lower as a result of decreased volumes in our northern markets and closed locations partially offset by higher average sales prices. Revenues of the cement and calcium segment increased due to increased volumes of cement and higher sales prices.

For the contribution made to net sales and operating profit from each business segment, see Note 7 to the Condensed Consolidated
Financial Statements.

Gross profit for the third quarter increased 13.7% to $54,929,000 from $48,317,000 for the same quarter last year. Gross profit margin for the third quarter increased to 27.7% from 25.5% last year. Gross profit and margin improved in all three segments. Each business segment benefited from a credit from corporate to reduce group health expense. The improvement in the aggregates segment was due to decreased depreciation expense and lower operating costs per ton partially offset by increased fuel costs
and repairs.   In addition, start up losses of new operations and
shut down costs of a quarry were approximately $100,000 lower this year. The improvement in the cement and calcium segment is due to lower repair costs and lowering the cost per unit as a result of increasing volumes while maintaining a stable expense
level.   The decrease in repair costs was due to $644,000 of
planned maintenance in the third quarter of this year as compared to $1,152,000 for the same period last year. The improvement in gross profit in the concrete products segment was due to lower costs and higher sales dollars.

For the nine months of 2003, gross profit increased 2.0% to
$132,586,000 from $129,998,000 last year.   Gross profit and
margin improved in the aggregates and cement and calcium segments
while decreasing in the concrete products segment.   The
improvement in the aggregates segment was due to decreased depreciation expense, reduced outside services and lower operating costs per ton partially offset by increased fuel costs
and repairs.   In addition start up losses of new operations and
shut down cost of a quarry were approximately $3,000,000 lower this year. The improvement in the cement and calcium segment is due to lower repair costs and lowering the cost per unit as a result of increasing volumes while maintaining a stable expense level. For the nine months of 2003, gross margin increased to 25.2% from 24.1% last year primarily due to lower operating costs per ton as compared to last year.

Selling, general and administrative expenses for the third quarter increased to $20,773,000 from $18,335,000 last year
constituting 10.5% of sales as opposed to 9.7% last year.   The
increase is primarily due to increased profit sharing expense (which is linked to profitability before real estate gains), higher collection expense and additional new site permitting expenses.

For the first nine months of 2003, selling, general and administrative expenses increased to $57,344,000 from $55,433,000 last year constituting 10.9% of sales as compared to 10.3% last
year.   The increase for the nine months was primarily
attributable to higher profit sharing expense (which is linked to profitability before real estate gains) and additional new site permitting expenses.

During March 2003, the Company sold two parcels of land and recognized a pre-tax gain of $2,448,000 which is included in the nine months ended June 30, 2003. During the first quarter of fiscal 2002, the Company sold land and recognized a pre-tax gain of $530,000, which is included in the nine months ended June 30, 2002.

Interest expense for the third quarter decreased to $402,000 from $801,000 for the same quarter last year. For the nine months ended June 30, 2003, interest expense decreased to $1,314,000
from $3,131,000 last year.   These declines are attributable to
reduced debt outstanding under the Company's revolver and lower interest rates.

Interest income for the third quarter increased to $519,000 as compared to $247,000 for the same quarter last year and for the first nine months of 2003 was $1,572,000 as compared to $778,000 for the same period last year.

Included in other income is the Company's equity in operating results of 50% owned joint ventures. The equity in these ventures was a gain of $362,000 for the third quarter of fiscal 2003 as compared to a gain of $144,000 for the same period last year.
For the nine months ended June 30, 2003, the equity in affiliates was a gain of $48,000 as compared to a loss of $233,000 last
year.   In addition, rental income for the third quarter of this
year was $272,000 higher as compared to the same period last year.

Income tax expense increased $1,965,000 for the third quarter of fiscal 2003 and $2,037,000 for the first nine months of fiscal
2003.  This is due to higher income before taxes.   The effective
tax rate is 35.2% for all periods.

	Liquidity and Capital Resources.   For the first nine
months of fiscal 2003, cash provided by operating activities of $83,089,000, exercise of stock options of $2,400,000 and proceeds from sale of property, plant and equipment of $4,704,000 funded the repayment of $6,900,000 of short-term overnight lines; purchases of property, plant and equipment of $35,258,000 and payment of dividends of $8,588,000.

For the first nine months of fiscal 2002, cash provided by operating activities of $96,520,000, exercise of stock options of $5,753,000 and proceeds from the sales of property, plant and equipment of $3,333,000 funded the repayment of $60,000,000 of the long-term revolving credit facility; repayment of other debt of $7,698,000, payment of insurance policy loans of $18,771,000, purchases of property, plant and equipment of $31,799,000 and payment of dividends of $7,226,000. The payment of the policy loans increased other assets since the loans were netted against the cash surrender value of the policies.

Based on current expectations, management believes that its internally generated cash flow and access to existing credit facilities are sufficient to meet the liquidity requirements necessary to fund operations, capital requirements, debt service
and future dividend payments.   At June 30, 2003, there was
available $200,000,000 under a long-term revolver and $41,500,000
available under overnight lines of credit.   In addition, there
is approximately $20,000,000 that could be re-borrowed under
insurance policies.   The funding of the acquisition described in
footnote 10 will be from excess cash and borrowings under existing credit agreements. It may be necessary to obtain additional levels of financing in the event additional opportunities arise for the Company to make a large strategic acquisition.

Working capital at June 30, 2003 was $94,595,000 as compared to
$39,406,000 at September 30, 2002.   This increase was due to
excess cash flow generated during fiscal 2003.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

The following table summarizes the Company's contractual obligations and commitments.

			 Balance
                     of                               	     There-
                    2003  2004  2005   2006   2007  2008  after   Total

Long-term debt    $  250   381 2,094  2,764  5,043  4,048 29,951  44,531

Operating leases     612 1,520 1,236    968    670    670  4,452  10,128

      Total       $  862 1,901 3,330  3,732  5,713  4,718 34,403  54,659

	Critical Accounting Policies.	The Consolidated Financial
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

	Self-insurance reserves.   It is our policy to self insure
for certain insurable risks consisting primarily of physical loss to property, business interruption, workers' compensation, comprehensive general liability, product liability and auto
liability.   Insurance coverage is obtained for catastrophic
property and casualty exposures as well as those risks required
to be insured by law or contract.   Based on an independent
actuary's estimate of the aggregate liability for claims
incurred, a provision for claims under the self-insured program
is recorded and revised annually.   The actuarial estimates are
subject to uncertainty from various sources, including changes in claim reporting patterns, claims settlement patterns, judicial
decisions, legislation, and economic conditions.    Although the
Company believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company's self-insurance obligations and future expense.

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

	Inventories. Inventories for the aggregates segment on a quarterly basis are based on internal estimates of production
during the period.   For certain locations quarterly an outside
consultant measures the volume of aggregates inventory. Aggregates inventories are adjusted to the amounts shown in the report of the outside consultant.

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

	Related Party Transactions.   Patriot Transportation
Holding, Inc. ("Patriot"), a related party, hauls diesel fuel and
other supplies for the Company.   Charges for such services are
based on prevailing market prices.   The Company also leases
various aggregate mining and other properties paying rent or royalties based on long-term contracts entered into during the
mid 1980's and early 1990's.   In addition, the Company provides
administrative services to Patriot.  These services are provided
at market prices.   During fiscal 2002, Patriot agreed to sell
land for $15,000,000 to the Company. This transaction was reviewed and approved on behalf of the Company by a committee of
independent directors.   This sale is still pending.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets".   This statement
supersedes SFAS No. 121, "Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets to be Disposed of".   SFAS
No. 144, which retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales, was adopted effective
October 1, 2002 and had no impact on the Company.   The statement
changes the earnings statement classification of gain(losses) on sale of real estate to a component of operating profit rather than other income.

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

FIN 46, "Consolidation of Variable Interest Entities", clarified the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created
after January 31, 2003.   For variable interest entities created
prior to January 31, 2003, the provisions of FIN 46 are
applicable no later than July 1, 2003.   This Interpretation will
not have an effect on the Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure".   SFAS 148
amends SFAS No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148, but will continue to use intrinsic value method under
APB 25 to account for stock-based compensation.   As such, the
adoption of this statement has not had a significant impact on the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity". SFAS 150 provides that certain financial instruments with characteristics of both liability and equity to be
classified as a liability.   The statement is effective July 1,
2003 for existing financial instruments and May 31, 2003 for new or modified financial instruments.

	Outlook.  Home building is still helping to compensate for
stagnant commercial construction.   Strong road building in
Florida is still helping to offset the weaker state spending in Virginia and Maryland.

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

     Fuel Oil Price Risk.   To manage the impact on operations of
an increase in the price of diesel fuel, the Company hedged a portion of the projected annual diesel fuel requirements for
fiscal 2003.   A heating oil derivative contract was entered into
because heating oil prices have a high correlation to diesel fuel
prices.   The intent was to reduce the risk of increasing diesel
fuel prices.   In September 2002, a one-time payment of $270,000
was made to purchase a contract that would reimburse the Company if the average monthly price of heating oil exceeds 85 cents for
any month during fiscal 2003.   This contract was for
approximately 55% of our diesel fuel requirements. Based on current diesel fuel prices, it is not expected that the Company will receive a reimbursement for the balance of the fiscal year.

	Forward-Looking Statements.   Certain matters discussed in
this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking
statements.   These forward-looking statements relate to, among
other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as "anticipate," "estimate," "plans," "project," "continuing," "ongoing," "expects," "management believes," "the Company believes," "the Company intends" and similar words or phrases.
The following factors are among the principal factors that could
cause actual results to differ materially from   the forward-
looking statements: availability and terms of financing; the weather; competition; levels of construction activity in the Company's markets; cement shipments; fuel costs; transportation costs; inflation; quality and quantities of the Company's aggregates reserves; residential and nonresidential construction; public spending for highways and infrastructure; governmental regulations and management's ability to determine appropriate sales mix, plant location and capacity utilization.

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

(b)	Reports on Form 8-K.  During the three months ended June
30, 2003, the Company filed the following reports on Form
8-K:

	On April 23, 2003, filing a copy of the Company's press release on earnings for the quarter ended March 31, 2003 under Item 7 "Financial Statements and Exhibits" and Item 9
"Regulation FD Disclosures".


                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2003                     FLORIDA ROCK INDUSTRIES, INC.

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

(10)(d)	Amendment No. 1 to Amended Medical Reimbursement
Plan of Florida Rock Industries, Inc. effective
July 16, 1976, incorporated by reference to an
exhibit previously filed with Form 10-K for the
fiscal year ended September 30, 1980.   File No.
1-7159.



(10)(e)	Tax Service Reimbursement Plan of Florida Rock
Industries, Inc. effective October 1, 1976,
incorporated by reference to an exhibit
previously filed with Form 10-K for the fiscal
year ended September 30, 1980.   File No. 1-
7159.

(10)(f)	Amendment No. 1 to Tax Service Reimbursement
Plan of Florida Rock Industries, Inc.,
incorporated by reference to an exhibit
previously filed with Form 10-K for the fiscal
year ended September 30, 1981.   File No. 1-
7159.

(10)(g)	Amendment No. 2 to Tax Service Reimbursement
Plan of Florida Rock Industries, Inc.,
incorporated by reference to an exhibit
previously filed with Form 10-K for the fiscal
year ended September 30, 1985.   File No. 1-
7159.

(10)(h)	Summary of Management Incentive Compensation
Plan as amended effective October 1, 1992.
Previously filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 1-
7159.

(10)(i)	Florida Rock Industries, Inc. Management
Security Plan, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1985.
File No. 1-7159.



(10)(j)	Various mining royalty agreements with Patriot
Transportation Holding, Inc. or its
subsidiary, none of which are presently
believed to be material individually, but all
of which may be material in the aggregate,
incorporated by reference to exhibits
previously filed with Form 10-K for the fiscal
year ended September 30, 1986.   File No. 1-
7159.

(10)(k)		Florida Rock Industries, Inc. 1996 Stock
Option Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated December 18, 1995. File No. 1-7159.

(10)(l)	Florida Rock Industries, Inc. 2000 Stock
Option Plan, incorporated by reference to an
exhibit previously filed with the Proxy
Statement dated December 20, 2000.   File No.
1-7159.

(10)(m)	Amendment to Florida Rock Industries, Inc.
2000
		Stock Option Plan, incorporated by reference
to
		an exhibit previously filed with Form 10-Q for
the 	Quarter ended March 31, 2003.
		File No. 1-7159

(11)   	Computation of Earnings Per Common Share.

(31)(a)	Certification of John D. Baker, II

(31)(b)	Certification of John D. Milton, Jr.

(31)(c)	Certification of Wallace A. Patkze, Jr.

(32)	     Certification under Section 906 of Sarbanes-
Oxley Act of 2002





1




18