Form 10-K
period 2003-09-30
FLORIDA ROCK INDUSTRIES INC
filed 2003-12-24
CIK 37651

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
	FORM 10-K
(Mark one)
   [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended September 30, 2003
	OR
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is an accelerated
filed (as defined in Rule 12b-2 of the Act).   Yes X  No

At December 17, 2003 the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $1,485,901,289. At such date there were 28,735,115 shares of the registrant's Common Stock outstanding.

	Documents Incorporated by Reference
Portions of the Florida Rock Industries, Inc. 2003 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Florida Rock Industries, Inc. Proxy Statement dated December 29, 2003 are incorporated by reference into Part III.



                                    PART I
Item 1.  BUSINESS.

Florida Rock Industries, Inc., whose predecessors began business in 1929, was incorporated in Florida in 1945. Florida Rock Industries, Inc. and its subsidiaries (the "Company"), are principally engaged in three business segments: construction aggregates, concrete products and cement
and calcium products.   The construction aggregates segment is engaged in
the mining, processing, distribution and sale of sand, gravel and crushed stone. The concrete products segment is engaged in production and sale of ready mix concrete, concrete block, prestressed concrete as well as sales of other building materials. The cement and calcium products segment is engaged in the production and sale of portland and masonry cement, importation of cement and slag which is either sold, ground or blended and then sold and sale of calcium products to the animal feed and roofing industries. Substantially all operations are conducted in Florida, Virginia, Georgia, Maryland, Washington D.C., Tennessee, North Carolina and Delaware. The Company also has an investment in a crushed stone plant and a sand and gravel plant in Charlotte County, New Brunswick, Canada.

On August 12, 2003, the Company purchased from Lafarge North America, Inc. ("Lafarge") all of the capital stock of Lafarge Florida, Inc. for $123,951,000 in cash, pursuant to the Stock Purchase Agreement dated July 2, 2003, between the Company and Lafarge. The purchase price is subject to adjustment based on final working capital at the date of acquisition. The operations acquired import cement and granulate blast furnace slag
into Tampa, Florida.   Some of the cement is sold and the balance is
either blended or bagged.  The slag is ground and either sold or blended
and then sold.   Clinker, which is an unground cement, is imported into
Port Manatee, Florida and is ground into cement and sold.

Information as to business and new developments is presented under the caption "Operating Review" on pages 4 and 5 of the accompanying 2003 Annual Report to Shareholders and such information is incorporated herein by reference.

Information as to business segments is presented in Note 14 of the Notes to Consolidated Financial Statements in the accompanying 2003 Annual Report to Shareholders and such information is incorporated herein by reference.

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

During 2003 the construction aggregates segment operated three crushed stone plants, two baserock plants, nine sand plants and one industrial sand plant in Florida. It operates six crushed stone plants, three sand plants and owns a two-thirds interest in one crushed stone plant in Georgia; one crushed stone plant in Tennessee; two sand and gravel plants and two crushed stone plants in Maryland; and two crushed stone plants and two sand plants in Virginia. A crushed stone plant was constructed during 2003 near Auburn, Alabama and will begin sales in 2004. The Company also operates aggregates distribution terminals in Central and Northern Florida; Coastal Georgia; Northern Virginia; Norfolk-Virginia Beach, Virginia; Baltimore, Maryland; the Eastern Shore of Maryland, Delaware and Washington, D.C. Construction aggregates are sold throughout most of Florida with the principal exception of the panhandle.
 In Georgia the Company primarily serves the regional construction markets around Griffin, Macon, Columbus, Rome and the southern and western portions of the Atlanta market and all of South Georgia. In Virginia the Company primarily serves the Richmond, Norfolk-Virginia Beach, Williamsburg and Northern Virginia markets. In Maryland the principal markets served are the greater Baltimore area, Frederick and Montgomery Counties and the Eastern Shore of Maryland. In Delaware the principal market served is south central Delaware. In Florida and Georgia shipments are made by rail and truck. In Virginia and Maryland the Company primarily serves the regional construction markets around Richmond, Virginia and the greater Baltimore area by truck; and the Company's marine division ships materials by barge throughout the Chesapeake Bay area, along the James River between Richmond and Norfolk-Virginia Beach and as far north as Woodbridge, Virginia on the Potomac River and Washington D. C. on the Anacostia River. One joint venture sells products by ship from the Canadian operations in New York, South Carolina, Georgia, Florida and the Caribbean.

In fiscal 2003 approximately 59% of the coarse aggregates and 54% of the sand used in the Company's concrete operations were produced by the Company. The remaining aggregates were purchased from other suppliers whose geographic locations coupled with transportation costs make it more
economical to serve certain of the Company's plants.   At the present
time, there is an adequate supply of construction aggregates in the areas in which the Company's concrete operations are located.

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

The Company's annual capacity at its 11 operating concrete block plants is approximately 65 million 8x8x16 equivalent units of block based on current operating schedules.

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

The cement and calcium products segment produces portland and masonry cement in Newberry, Florida which is sold in both bulk and bags to the concrete and concrete products industry. Calcium products for the animal feed industry are produced in Brooksville, Florida and for the roofing
industry in Fredrick, Maryland.   Cement and slag is imported into Tampa,
Florida and some of the cement sold and the balance is either blended or
bagged.   The slag is ground and either sold or blended and then sold.
Clinker is imported into Port Manatee, Florida and is ground into cement and sold.

During fiscal 2003, the Company's concrete operations purchased cement from 10 suppliers, the three largest of which supplied approximately 40% of the cement used by the Company in its ready mixed concrete, concrete block, and prestressed concrete operations. In addition, the cement segment supplied approximately 25% of the cement used by the Company's concrete operations. At the present time there is an adequate supply of cement in the areas in which the Company operates.

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

Employees.  The Company employed 3,127 persons at September 30, 2003.

EXECUTIVE OFFICERS OF THE COMPANY
Name                     Age         Office              Position Since
Edward L. Baker          68	Chairman of the Board        May 1989
John D. Baker II         55	President and Chief          February 1996
                                  Executive Officer
John D. Milton, Jr.      58	Executive Vice President,    January 2001
                                  Treasurer and Chief
                                  Financial Officer
C. J. Shepherdson        87	Vice President               September 1972
Thompson S. Baker II     45	Vice President               August 1991
George J. Hossenlopp     60	Vice President               May 2002
Clarron E. Render, Jr.   61	Vice President               August 1991
Wallace A. Patzke, Jr.   56	Vice President, Controller   August 1997
                                  and Chief Accounting Officer
H. W. Walton             58	Vice President, Human        May 2001
                                  Resources and Quality
Scott L. McCaleb         51    Vice President, Corporate    December 2002
                                  Development
Dennis D. Frick          61	Secretary                    October 1992
John W. Green            51	Assistant Secretary          October 1988

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




Item 2.  PROPERTIES.

The Company's principal properties are located in Florida, Georgia, Tennessee, Alabama, North Carolina, Virginia, Washington, D.C., Maryland and Delaware. The following table summarizes the Company's principal construction aggregates production and cement and calcium production facilities and estimated reserves at September 30, 2003.



                          Tons        Tons of
                       Delivered in  Estimated  Approximate
                        Year Ended    Reserves     Acres
                         9/30/03      9/30/03   (L-Leased)(a)     Lease
                        (000's)       (000's)    (O-Owned)     Description
The Company has three
  crushed stone plants in
 Florida located at Gulf
 Hammock (which also
 produces agricultural
 limestone), Ft. Myers
 (which also produces
 baserock), and Miami                                           5 leases
 (which also produces                               L- 5,480    expiring from
 baserock)                    7,583     362,300     O- 7,196    2004 to 2046

The Company has seven
 crushed stone plants
 in Georgia located at
 Griffin, Forest Park,
 Macon, Tyrone, Columbus,                                       9 leases
 Six Mile and Paulding                              L- 1,908    expiring from
 County                      8,552      430,500     O- 1,483    2005 to 2046

The Company has one crushed
 stone plant located
 in Chattanooga, Tennessee     949      51,200      O-   248


The Company has two
 crushed stone plants
 located at Havre de
 Grace and Frederick,
 Maryland,   two
 located near Richmond,
 Virginia and one joint                                         1 lease
 venture plant in Charlotte                         L-   106    expiring
 County, New Brunswick,      8,330      287,100     O- 1,232    2018
 Canada

The Company has two
 baserock plants                                                3 leases
 located at Ft. Pierce                                          expiring
 and Sunniland                662       13,500     L-13,620    2004 to 2041

 The Company has nine
 sand plants located
 at Keystone Heights,
 Astatula, Lake County,
 Marion County (two
 locations), Keuka,
 Grandin, LaBelle and
 Lake Wales, Florida;
 three sand plants located
 at Albany, Leesburg and Bainbridge,
 Georgia; sand and gravel
 plants located at

                           Tons        Tons of
                         Delivered in  Estimated  Approximate
                          Year Ended    Reserves     Acres
                           9/30/03      9/30/03   (L-Leased)(a)     Lease
                           (000's)       (000's)    (O-Owned)     Description


 Goose Bay, Maryland;
 two sand plants at
 Charles City, Virginia
 and one joint venture sand
 and gravel plant in                                            18 leases
 Charlotte County,          10,828      289,800      L-12,871   expiring from
 New Brunswick, Canada                               O- 2,489   2005 to 2046

 The Company has a Portland
 cement plant located at
 Newberry, Florida two fine
 grind plants located at
 Brooksville, Florida and
 Frederick, Maryland, a cement
 grinding plant at Port Manatee,
 Florida and a cement grinding
 and blending plant at Tampa
 Florida                     1,502      144,700      O-   876   2 leases
                                                     L- 6,951   expiring from
                                                                2020 to 2046

Future reserves:
 Sand:
 Lake County, Florida(c)                 22,700      L- 1,290
   (two locations)                                   O-   654
 Polk County, Florida
   (two locations)                       36,000      O-   924
 Putnam County, Florida
   (two locations)                      114,100(b)   O-   494
 Limerock:
  Brooksville, Florida                   91,000(b)

  Newberry, Florida                      69,400(b)


Crushed Stone:
 Muscogee County                         33,000       L-  142   1 lease
 Georgia                                                        expiring in 2019
 Lamar County, Georgia                   57,000       O-  588
 Auburn, Alabama (d)                     65,000       L-  400   1 lease
                                                                expiring in 2041
 Havre de Grace, Maryland(c)            121,600(b)
 Carroll County, Maryland                41,250       O-  413
 Port Deposit, Maryland (c)             185,700       O-  427
 Miami, Florida                          49,600       O-  442




(a) Leased acreage includes all properties not owned by the Company as to which the Company has at least the right to mine construction aggregates for the terms specified.

(b)    Acres are included in the first line of the above table.

(c) All the required zoning or permits for these locations have not yet been obtained.

(d)    Sales will commence in fiscal 2004 at this site.

The Company operates thirteen construction aggregates distribution terminals located in Florida (four), Georgia (two), Maryland (four), Virginia (one), Delaware (one) and Washington D. C. (one) comprising approximately 152 acres, of which the Company owns 99 and leases 53 acres.

The Company has 108 sites for its ready mixed concrete, concrete block and prestressed concrete plants in Florida, Georgia, North Carolina, Virginia and Maryland aggregating approximately 820 acres. Of these acres, the Company owns approximately 661 and leases approximately 159. The lease terms vary from month-to-month to expiring in 2019.

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

The Company owns certain other properties which are summarized as follows:

                                                            Approximate
          Type Property (1)               State                Acres

       Industrial/Commercial            Virginia                 93
       Industrial/Commercial            Florida               2,506
       Industrial/Commercial            Maryland              1,159
       Industrial/Commercial            North Carolina            9

(1) The properties owned by the Company are grouped by current or proposed use. Such use may be subject to obtaining appropriate rezoning, zoning variances, subdivision approval, permits, licenses, and to comply with various zoning, building, environmental and other regulations of various federal, state, and local authorities.



At September 30, 2003 certain property, plant and equipment with a carrying value of $16,177,000 were pledged to secure industrial development revenue bonds and certain other notes and contracts with an outstanding principal balance totaling $30,006,000 on such date.

Item 3.  LEGAL PROCEEDINGS.

In November 2000, the United States Environmental Protection Agency through the offices of the United States Attorney for the District of Columbia commenced an investigation of DC Materials, Inc. and Cardinal Concrete Company, both subsidiaries of Florida Rock Industries, Inc., with respect to a parcel of real
property leased by DC Materials, Inc. in the District of Columbia.   The
investigation consists of looking into possible violations of the Clean Water Act in connection with the discharge of runoff water at the aforementioned
site.   On September 10, 2003, a former employee of this facility was convicted
of violating the Clean Water Act.   As a result, he has been barred from
receiving federal government contracts or benefits at this facility.   Neither
the Company nor its subsidiaries have been barred from receiving government
contracts or benefits at this facility.   Florida Rock Industries and its
subsidiaries are cooperating fully with the investigation, which is still
continuing.   Based in part on advice of counsel in the opinion of management, the outcome is not expected to have a material adverse effect on the Company's consolidated financial statements.

A lawsuit was filed by three national environmental groups on August 20, 2002 challenging federal agency decisions to authorize continued limestone mining in
the Miami-Dade County, Florida "Lake Belt."   Specifically, the environmental
plaintiffs challenge the U.S. Army Corps of Engineers' (the "Corps") April 2002 decision to issue twelve new mining permits pursuant to Section 404 of the federal Clean Water Act, and the U.S. Fish and Wildlife Service's June 2001 decision not to require formal consultation under the federal Endangered
Species Act regarding those permits.   The environmental plaintiffs claim that
the two federal agencies violated the Clean Water Act, the Endangered Species Act, the Migratory Bird Treaty Act, and the National Environmental Policy Act. They ask the court to set aside the April 2002 permits and to enjoin the Corps from "authorizing any further mining within the Lake Belt project area unless and until the Corps fully complies with the requirements of the Clean Water Act, Migratory Bird Treaty Act, and National Environmental Policy Act."

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

A lawsuit was filed by three environmental organizations on June 26, 2003, challenging federal agency decisions to authorize the Company's proposed
limestone mine in Ft. Myers, Florida.   Specifically, the environmental
plaintiffs challenge the U.S. Army Corps of Engineers' (the "Corps") April 2003 decision to issue a new mining permit pursuant to Section 404 of the federal Clean Water Act, and the U.S. Fish and Wildlife Service's January 30, 2002, biological opinion concluding that this limestone mining would not jeopardize
the continued existence of the Florida panther.   The environmental plaintiffs
claim that the two federal agencies violated the Clean Water Act, the Endangered Species Act, the Administrative Procedures Act, and the National
Environmental Policy Act.   They ask the court to invalidate that the U.S. Fish
and Wildlife Service's January 30, 2002, biological opinion, set aside the April 2003 Corps permit, and to remand U.S. Fish and Wildlife Service's January 30, 2002, biological opinion so that the Service can prepare "a complete and adequate" biological opinion.

The Company was not named as defendant in the lawsuit by the environmental plaintiffs; however, since the Company would be adversely affected if the environmental groups were to obtain all of the relief they seek, on September
2, 2003, the Company filed a Motion to Intervene.   The court has not yet ruled
on the Motion to Intervene.   The federal defendants to this lawsuit have filed
a Motion to Transfer Venue to the Middle District of Florida.   The Court
denied this Motion to Transfer Venue.

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

Note 16 to the Consolidated Financial Statements included in the accompanying 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.
                               PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

There were approximately 845 holders of record of Florida Rock Industries, Inc. common stock, $.10 par value, as of December 17, 2003. The Company's common stock is traded on the New York Stock Exchange (Symbol: FRK). Information concerning stock prices and dividends paid during the past two years is included under the caption "Quarterly Results" on page 13 of the Company's 2003 Annual Report to Shareholders and such information is incorporated herein by reference. Information concerning restrictions on the payment of cash dividends is included in Note 7 captioned "Lines of credit and debt" on page 22 of the Company's 2003 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 7 of the Company's 2003 Annual Report to Shareholders, and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 is included under the captions "Management Analysis" on pages 8 through 12; and in Notes 1 through 18 to the Consolidated Financial Statements included in the accompanying 2003 Annual Report to Shareholders and in Item 3 "Legal Proceedings" of this Form 10-K. Such information is incorporated herein by reference.

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

The following table provides information about the Company's financial instruments and the maturity dates thereof that are sensitive to changes in interest rates (in thousands):


                                                    There-         Fair
                    2004   2005  2006  2007   2008  after   Total  Value

Long-term debt at
 fixed rates      $  518    136    78    68   173    459   1,432   1,536
Weighted average
 interest rate       8.1%   7.5   7.5   7.5   7.6    7.1


Long-term debt at
 variable interest
 rate              $   0 76,900 2,700 4,975 3,975 29,500 118,050 118,050
Weighted average
 interest            1.9%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 13 and on pages 14 through 27 of the Company's 2003 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No reportable events.

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this Form 10-K.

Information concerning directors required in response to this Item 10 is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy
Statement dated December 29, 2003, and such information is incorporated herein by reference.

Information regarding the corporate governance practices of the Company, including information regarding which members of the audit committee are audit committee financial experts and the code of conduct applicable to principal executive officers, principal financial officers and principal accounting officers (a copy of which is included as an exhibit to this Form 10-K), is included under the caption "Election of Directors" in the Company's Proxy Statement dated December 29, 2003, and such information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Executive Compensation," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," and "Shareholder Return Performance" in the Company's Proxy Statement dated December 29, 2003, and such information is incorporated herein by reference.

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

Equity compen-
sation plans
approved by
security holders     1,565,081              $ 22.04               986,900

Equity compen-
sations plans
not approved
by security
holders                      -                    -                     -

Total                1,565,081              $ 22.04               986,900


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement dated December 29, 2003.

Item 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
    As required by Rule 13a-15 under the Exchange Act, as of the end period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of
    the Company's disclosure controls and procedures.   This evaluation
    was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, Chief Financial Officer and Chief
    Accounting Officer.   Based upon that evaluation, the Company's
    President and Chief Executive Officer, Chief Financial Officer
    and Chief Accounting Officer have concluded that the Company's
    disclosure controls and procedures are effective in   alerting them
in a timely manner to material information required to be included in periodic SEC filings.

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


PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)and (2)Financial Statements and Financial Statement Schedules.

    The response to this item is submitted as a separate section. See Index to Financial Statements and Financial Statement Schedules on page 19 of this Form 10-K.

   (3)Exhibits

The response to this item is submitted as a separate section.  See
Exhibit Index on pages 16 through 18 of this Form 10-K.

(b)	Reports on Form 8-K.

    During the three months ended September 30, 2003, the Company filed the following reports on Form 8-K.

1)	On July 10, 2003, reporting the proposed acquisition of Lafarge,
Florida, Inc. under Item 5 "Other Events" and a copy of the press release under Item 7 "Financial Statements, Pro Forma
Financial Statements and Exhibits".

2)	On July 23, 2003, filing a copy of the Company's press release on earnings for the quarter ended June 30, 2003 under Item 7
"Financial Statements and Exhibits", Item 9 "Regulation FD
Disclosures" and Item 12 "Results of Operations and Financial
Conditions."

3)	On August 27, 2003, reporting the acquisition of Lafarge
Florida, Inc. under Item 2, "Acquisition or Disposition of Assets" and a copy of the Stock Purchase Agreement, dated July 2, 2003 between Florida Rock Industries, Inc. and Lafarge North America, Inc. under Item 7, "Financial Statements, Pro Forma Financial Statements and Exhibits."



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECEMBER 23, 2003                             FLORIDA ROCK INDUSTRIES, INC.


                                              By JOHN D. BAKER, II
                                                 John D. Baker, II
                                                 President and Chief
                                                  Executive Officer

                                              By JOHN D. MILTON, JR.
                                                 John D. Milton, Jr.
                                                 Executive Vice President
                                                  Treasurer and Chief
                                                  Financial Officer

                                              By WALLACE A. PATZKE, JR.
                                                 Wallace A. Patzke, Jr.
                                                 Vice President, Controller
                                                  and Chief Accounting
                                                  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 23, 2003.

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







                               FLORIDA ROCK INDUSTRIES, INC.
	FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

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

(13)    		The Company's 2003 Annual Report to Shareholders,
portions of which are incorporated by reference in this Form 10-K. Those portions of the 2003 Annual Report to
Shareholders, which are not incorporated by reference, shall not be deemed to be filed as part of this Form 10-
K.

(14)              Financial Code of Ethical Conduct.

(21)   		Subsidiaries of the Company.

(23)    		Consent of Deloitte & Touche LLP, Independent Certified
Public Accountants, appears on page 20 of this Form 10-
K.

   (31)(a)	         Certification of John D. Baker, II

   (31)(b)	         Certification of John D. Milton, Jr.

   (31)(c)	         Certification of Wallace A. Patzke, Jr.

(32)              Certification under Section 906 of Sarbanes-Oxley Act
               of 2002



	FLORIDA ROCK INDUSTRIES, INC.
	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

	(Item 14(a)(1) and (2))

                                                                         Page
Consolidated Financial Statements:
  Consolidated balance sheets at September 30, 2003 and 2002              15(a)

  For the years ended September 30, 2003, 2002 and 2001:
      Consolidated statements of income                                   14(a)
      Consolidated statements of shareholders' equity                     17(a)
      Consolidated statements of cash flows                               16(a)

  Notes to consolidated financial statements                           18-26(a)

Independent Auditors' Report on Financial Statements                      27(a)

Selected quarterly financial data (unaudited)                             13(a)

Independent Auditors' Consent                                             20(b)

Independent Auditors' Report on Financial Statement Schedules             21(b)

Consolidated Financial Statement Schedules:

   II - Valuation and qualifying accounts                                 22(b)

(a)	Refers to the page number in the Company's 2003 Annual Report to
Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b)	Refers to the page number in this Form 10-K.

All other financial statement schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the footnotes to the consolidated financial statements.



                                                                   Exhibit 23

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Post Effective Amendments No. 1 to the Registration Statements Nos. 2-68961 and 2-76401 and in Registration Statements Nos. 33-56430, 33-56428, 33-55128, 33-56322, 33-26775,
33-18873 and 33-47618 of Florida Rock Industries, Inc. on Forms S-8 of our reports dated November 21, 2003, incorporated by reference and included in this Annual Report on Form 10-K of Florida Rock Industries, Inc. for the year ended September 30, 2003.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 23, 2003


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Florida Rock Industries, Inc.
Jacksonville, Florida

We have audited the consolidated financial statements of Florida Rock Industries, Inc. and subsidiaries ("FRI") as of September 30, 2003 and 2002, and for each of the three years in the period ended September 30, 2003, and have issued our report thereon dated November 21, 2003; such consolidated financial statements and report are included in your 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of FRI, listed in Item 15. These financial statement schedules are the responsibility of FRI's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
November 21, 2003


	FLORIDA ROCK INDUSTRIES, INC.
	SCHEDULE II (CONSOLIDATED) - VALUATION AND QUALIFYING ACCOUNTS YEAR ENDED SEPTEMBER 30, 2003, 2002, AND 2001

                                    Additions
                Balance at    Charged to   Charged                   Balance
                Beginning     Costs and   to Other                   at End
Description      of Year      Expenses    Accounts   Deductions      of Year


Year ended
September 30,
 2003:

Allowance for
 doubtful
 accounts       $ 1,694,319   1,170,229 1,250,000 c    695,191a        3,419,357

Accrued risk
 insurance
 reserves	    $11,486,667   8,238,673             6,578,010b       13,147,330

Asset
 retirement
 obligations(d) $         -     363,421 8,824,958 e    539,803b        8,648,576


Year ended
September 30,
 2002:

Allowance for
 doubtful
 accounts       $ 1,993,186   1,025,453             1,324,320a     1,694,319

Accrued risk
 insurance
 reserves       $ 9,496,916   8,372,389             6,382,638b    11,486,667

Accrued
 reclamation
 costs (d)      $ 7,133,396     671,537               596,726b     7,208,207

Year ended
September 30,
2001:

Allowance for
 doubtful
 accounts       $ 1,864,139   1,253,765             1,124,718a     1,993,186

Accrued risk
 insurance
 reserves       $11,396,355   5,013,056             6,912,495b     9,496,916

Accrued
 reclamation
 costs          $ 8,844,176   1,398,723             3,109,503b     7,133,396

a) Accounts written off less recoveries
b) Payments
c) Allowance for doubtful receivables established in an acquisition
d) Effective October 1, 2003, the Company adopted FASB 143 and Accounting for Accrued Reclamation was changed.
e) Initial liability recorded upon adoption of FASB 143 plus new obligations established in fiscal 2003.






22


66