Form 10-Q
period 2003-12-31
FLORIDA ROCK INDUSTRIES INC
filed 2004-01-23
CIK 37651

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 21, 2004: 43,102,522 shares of $.10 par value common stock.







FLORIDA ROCK INDUSTRIES, INC.
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2003


CONTENTS

                                                                Page No.

Part I.  Financial Information

Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets                               1
   Condensed Consolidated Statements of Income                         2
   Condensed Consolidated Statements of Cash Flows                     3
   Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial            10
	      Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   15
Item 4.  Controls and Procedures                                      15


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                            16

Signatures                                                            17

Exhibit 11.  Computation of Earnings Per Common Share                 22

Exhibit 31(a)Certification of John D. Baker, II                       23

Exhibit 31(b)Certification of John D. Milton, Jr.                     24

Exhibit 31(c)Certification of Wallace A. Patzke, Jr.                  25

Exhibit 32.  Certification under Section 906 of Sarbanes-Oxley Act    26
		       of 2002



                             PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	(In thousands)
	(Unaudited)

                                              December 31,    September 30,
                                                  2003            2003

ASSETS
Current assets:
 Cash and cash equivalents                     $   38,627           38,135
 Accounts receivable, less allowance
  for doubtful accounts of $3,371
  ($3,419 at September 30, 2003)                  100,261          106,954
 Inventories                                       33,589           37,079
 Current deferred income taxes                      2,027            2,530
 Prepaid expenses and other                         7,681            5,396
  Total current assets                            182,185          190,094

Other assets                                       77,879           57,709
Goodwill                                          148,620          148,573
Property, plant and equipment, at cost:
 Land                                             172,735          180,789
 Plant and equipment                              784,878          784,367
 Construction in process                           13,151            7,276
                                                  970,764          972,432
 Less accumulated depreciation,
  depletion and amortization                      491,197          482,654
  Net property, plant and equipment               479,567          489,778
                                               $  888,251          886,154
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                              $   41,314           46,557
 Dividends payable                                  7,184            7,187
 Federal and state income taxes                     6,612            3,600
 Accrued payroll and benefits                      19,713           21,131
 Accrued insurance reserve                          8,073            4,924
 Accrued liabilities, other                         7,331           11,806
 Long-term debt due within one year                   366              518
  Total current liabilities                        90,593           95,723

Long-term debt                                     94,017          118,964
Deferred income taxes                              72,331           65,907
Accrued employee benefits                          17,800           17,661
Long-term accrued insurance reserves                8,281            8,281
Other accrued liabilities                           5,273            5,196
 Total liabilities                                288,295          311,732

Shareholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 43,102,665 shares issued
  (43,078,102 shares at September 30, 2003)         4,310            4,308
 Capital in excess of par value                    18,633           18,078
 Retained earnings                                577,013          552,036
  Total shareholders' equity                      599,956          574,422
                                               $  888,251          866,154
See accompanying notes.



	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(In thousands except per share amounts)
	(Unaudited)
                                      Three Months Ended
                                         December 31,
                                       2003       2002

Net sales                            $220,308    160,741
Freight revenues                        5,084      3,505
  Total sales                         225,392    164,246

Cost of sales                         161,521    124,708
Freight expense                         5,068      3,518
  Total cost of sales                 166,589    128,226

Gross profit                           58,803     36,020
Selling, general and administrative    22,218     17,377
Gain on sale of real estate           (12,932)         -
Operating profit                       49,517     18,643

Interest expense                         (627)      (469)
Interest income                           288        529
Other income (expense), net             1,021        423

Income before income taxes             50,199     19,126
Provision for income taxes             18,071      6,730
Income before cumulative effect of
 accounting change                     32,128     12,396
Cumulative effect of accounting
 change, net of income taxes of $181        -        333
Net income                           $ 32,128     12,729

Earnings per share:
 Basic
  Income before cumulative effect
   of accounting change                 $ .75        .29
  Cumulative effect of accounting
   change                                   -        .01

   Net income                           $ .75        .30

 Diluted
  Income before cumulative effect of
   accounting change                    $ .73        .28
  Cumulative effect of accounting
   change                                   -        .01

   Net income                           $ .73        .29

Cash dividends per common share         $ .25        .10

Weighted average shares used
in computing earnings per share:
 Basic                                 43,087     42,880
 Diluted                               43,955     43,555


See accompanying notes.



	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
	(In thousands)
	(Unaudited)
                                                     2003       2002
Cash flows from operating activities:
  Net income                                        $32,128   12,729
  Cumulative effect of accounting change                  -     (333)
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization         15,598   17,405
    Deferred income taxes                             6,926        -
    Provision for doubtful accounts                     117      155

    Gain on disposition of property, plant and
      equipment                                     (13,238)    (321)
    Net changes in operating assets and
     liabilities:
     Accounts receivable                              6,559   12,558
     Inventories                                      3,490     (618)
     Prepaid expenses and other                      (2,285)  (1,909)
     Accounts payable and accrued liabilities        (4,759) (17,127)
        Other, net                                     (655)     (14)

 Net cash provided by operating activities           43,881   22,525

Cash flows from investing activities:
  Purchases of property, plant and equipment        (10,997) (13,982)
  Proceeds from the sale of property, plant and
   equipment                                         19,361      352
  Additions to other assets                         (20,074)  (1,190)
  Collections of notes receivable                        18       99

Net cash used in investing activities               (11,692) (14,721)

Cash flows from financing activities:
  Proceeds from long-term debt                            -      118
  Increase (decrease)in short-term debt                   -   (6,000)
  Repayment of long-term debt                       (25,099)     (76)
  Exercise of employee stock options                    556      409
  Payment of dividends                               (7,154)  (2,861)

Net cash used in financing activities               (31,697)  (8,410)


Net increase (decrease) in cash and cash equivalents    492     (606)
Cash and cash equivalents at beginning of year       38,135    3,845

Cash and cash equivalents at end of period          $38,627  $ 3,239


See accompanying notes.








                  FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31,2003
	(Unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Florida Rock Industries, Inc. and its more than 50% owned subsidiaries (collectively, the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months ended December 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2004. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. for the year ended September 30, 2003.

(2)	Common Stock Split

	On December 3, 2003, the Board of Directors approved a 3 for 2
common stock split.   Shareholders of record as of January 2,
2004, received one additional share for each two shares held.
 The stock split was effected in the form of a stock dividend
on January 16, 2004.   All share and per share amounts for all
periods have been restated to reflect the stock split.

(3)	Change in Accounting Principle

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

The analysis of asset retirement obligation for the three months ended December 30, 2003 and 2002 is as follows:

                                       2003     2002

      Balance at beginning of period       $8,649        -
      Initial liability on adoption of
       the new standard                        -     8,385
      Accretion of expenses                    90       88
      Payment of obligations                  (26)    (128)
       Balance at end of period            $8,713    8,345

If the provisions of Statement 143 had been adopted effective
October 1, 2002 earnings before income taxes and net income would have increased by $22,000 and $14,000, respectively, for the three months ended December 31, 2002.

(4)	New Accounting Pronouncements
	In December of 2003, the FASB revised Statement No. 132 "Employers' Disclosures about Pensions and Other
Postretirement Benefits."   This Statement retains the
disclosure requirements of the original Statement, which it replaces, and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit
postretirement plans.   The interim period disclosures
required by the Statement are effective for the Company for the quarter ended March 31, 2004. The annual financial statement disclosures are effective for the Company for the fiscal year ended September 30, 2004.

(5)	Acquisition
 	On August 12, 2003, the Company completed the acquisition of Lafarge Florida, Inc., which imports cement and slag into
Tampa, Florida.   Some of the cement is sold and the balance
is either blended or bagged and then sold.   The slag is
ground and sold.   Clinker is imported into Port Manatee
Florida and is ground into cement and sold.   The purchase
price was $124,545,000 in cash including acquisition costs of
$594,000. The purchase price is still subject to adjustment
based on a final working capital settlement.   A portion of
the cash purchase price was borrowed under the Company's existing revolving credit agreements.

     The purchase price has been allocated to assets and
liabilities acquired.   This allocation is preliminary and may
change as additional information related to the value of certain assets become available and liabilities as of the date of acquisition.

	All assets acquired including goodwill are attributable to the
	Cement and Calcium segment.   All of the goodwill is expected
to be amortized for income tax purposes.

	The following unaudited pro forma financial information presents the results of operations as if this acquisition had occurred October 1, 2002(in thousands, except per share amounts; unaudited).

                                 Three Months Ended December 31,
                                             2002

  Total sales                          $186,717
  Net income                           $ 15,932
    Earnings per share:
      Basic                                $ .37
      Diluted                              $ .37

   The pro forma results have been prepared for comparative purposes only and include certain adjustments for increased
interest expense on the revolving credit agreement.   The pro
forma results are not indicative either of the results of operations that actually would have resulted had the acquisition occurred October 1, 2002 or of future results.

(6)	Stock Option Plan

	The Company accounts for stock options under the intrinsic
value method of APB Opinion No. 25.   The Company has not
incurred any compensation cost using the intrinsic value
method for employee stock options.   If the fair value based
method had been used the following table summarizes the proforma effect:

                                             Three Months Ended

                                          December 31,
                                          2003     2002

     Reported net income               $ 32,128   12,729
     Compensation cost
       determined under fair
       value based method, net
       of income taxes                     (437)    (330)
     Proforma net income                $31,691   12,399

     Basic earnings per share:
       Reported net income              $   .75      .30
       Compensation cost, net
         of income taxes                   (.01)    (.01)
       Proforma                         $   .74      .29

     Diluted earnings per share:
       Reported net income              $   .73      .29
       Compensation cost, net
         of income taxes                   (.01)    (.01)
       Proforma                         $   .72      .28

(7)	Inventories

Inventories consisted of the following (in thousands):

                                        December 31,    September 30,
                                            2003           2003

      Finished products                  $ 20,527         21,240
      Raw materials                         6,398          8,223
      Work in progress                      1,264          1,704
      Parts and supplies                    5,400          5,912
                                         $ 33,589         37,079

(8)  Gain on Sale of Real Estate

	On November 12, 2003, the Company closed on all remaining installments of a sale of a former quarry site. Gross proceeds of the sale were $20,250,000 resulting in a pre-tax gain of approximately $12,927,000 or $8,273,000 after tax.
The proceeds of the sale are held in escrow subject to
completion of like kind exchange transaction.   The escrow is
included in other assets in the accompanying balance sheet.

(9)	Business Segments

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                                           Three Months Ended
                                               December 31,
                                              2003      2002

Net sales, excluding
  freight
   Aggregates                         $ 69,990     54,854
   Concrete products                   135,026    111,014
   Cement and calcium                   41,005     14,414
   Intersegment sales                  (25,713)   (19,541)

   Total net sales,
     excluding freight                $220,308    160,741

Operating profit
   Aggregates                         $ 31,387     11,671
   Concrete products                    12,620      5,005
   Cement and calcium                    8,711      3,330
   Corporate overhead                   (3,201)    (1,363)

   Total operating                    $ 49,517     18,643
     Profit

      Identifiable assets, at quarter end
   Aggregates                         $346,963    319,500
   Concrete products                   214,318    212,557
   Cement and calcium                  229,865    113,924
   Unallocated corporate
     assets                             44,702     55,373
   Cash items                           38,627      3,239
   Investments in affiliates            13,776     17,008

   Total identifiable assets          $888,251    721,601

	Aggregates operating profit for the three months ended
December 31, 2003 includes gain on the sale of real estate of $12,932,000.

(10)	Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended December 31, 2003 and 2002 for certain expense items are as follows (in thousands):

                                              2003       2002
      Interest expense, net of
       amount capitalized                   $   522       451
      Income taxes                          $ 7,894     3,608

The following schedule summarizes non-cash investing and financing activities for the nine months ended December 31, 2003 and 2002 (in thousands):

                                              2003       2002

       Additions to property, plant
        and equipment from:
          Exchanges                         $    15       729

 (11)	Contingent Liabilities

In November 2000, the United States Environmental
Protection Agency through the offices of the United States
Attorney for the District of Columbia commenced an
investigation of DC Materials, Inc. and Cardinal Concrete
Company, both subsidiaries of the Company, with respect to
a parcel of real property leased by DC Materials, Inc. in
the District of Columbia.   The investigation consists of
looking into possible violations of the Clean Water Act in
connection with the discharge of runoff water at the
aforementioned site.   On September 10, 2003, a former
employee of this facility was convicted of violating the
Clean Water Act.   As a result, he has been barred from
receiving federal government contracts or benefits at this
facility.   Neither the Company nor its subsidiaries have
been barred from receiving government contracts or benefits
at this facility.   The Company and its subsidiaries are
cooperating fully with the investigation, which is still
continuing.   Based in part on advice of counsel, in the
opinion of management, the outcome is not expected to have a material adverse effect on the Company's consolidated financial statements.

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

A lawsuit was filed by three environmental organizations on
June 26, 2003, challenging federal agency decisions to
authorize the Company's proposed limestone mine in Ft.
Myers, Florida.   Specifically, the environmental
plaintiffs challenge the U.S. Army Corps of Engineers' (the
Corps") April 2003 decision to issue a new mining permit
pursuant to Section 404 of the federal Clean Water Act, and
the U.S. Fish and Wildlife Service's January 30, 2002,
biological opinion concluding that this limestone mining
would not jeopardize the continued existence of the Florida
panther.   The environmental plaintiffs claim that the two
federal agencies violated the Clean Water Act, the
Endangered Species Act, the Administrative Procedures Act,
and National Environmental Policy Act.   They ask the court
to invalidate that the U.S. Fish and Wildlife Service's
January 30, 2002, biological opinion, set aside the April
2003 Corps permit, and to remand U.S. Fish and Wildlife
Service's January 30, 2003, biological opinion so that the Service can prepare "a complete and adequate" biological opinion.

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

The Company and its subsidiaries are involved in litigation on a number of other matters and are subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, are expected to have a materially adverse effect on the Company's consolidated financial statements.

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

Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year, due primarily to the effect that weather has on the
Company's sales and production volume.   Normally, the highest
sales and earnings of the Company are attained in the Company's third and fourth quarters and the lowest sales and earnings are
attained in the Company's first and second quarters.   In
addition, quarterly results will be affected by planned
maintenance at the cement plant.   The Company expenses
maintenance costs at the cement plant, which can be significant, when incurred. The Company expensed planned maintenance of $2,300,000 in the first quarter of fiscal 2004, as compared to $1,878,000 in the first quarter of fiscal 2003. The plant was shut down for 14 days in the first quarter of fiscal 2004 and nine days in the first quarter of fiscal 2003 for planned maintenance.

For the first quarter of fiscal 2004, which ended December 31, 2003, consolidated sales increased 37.2% to $225,392,000 from $164,246,000 in the same quarter last year. The cement operations acquired in August 2003 contributed sales of
$25,384,000.   Excluding this acquisition, sales would have been
$200,008,000 , which represents a 21.8% increase.   The increase
in sales was due to increased revenues in all three segments. Revenues in the concrete products segments increased due to higher volumes of all products and an increase in the average selling price. Revenues in the aggregates segment increased as a result of higher volumes. Revenues increased in the cement and calcium segment due to the acquisition and higher cement volumes from existing operations partially offset by lower average
selling price of cement.   Cement volumes were also unusually
high at our Newberry plant as certain of our trading partners transferred extra volumes to us during the quarter to accommodate short-term operating changes at their respective facilities.
For all three business segments, volumes were aided by more favorable weather conditions in all our major markets.

For the contribution made to net sales and operating profit from each business segment, see Note 9 to the Condensed Consolidated
Financial Statements.

Gross profit for the first quarter increased 63.3% to $58,803,000 from $36,020,000 for the same quarter last year. Gross profit margin for the first quarter increased to 26.1% from 21.9% last year. Gross profit and margin improved in all three segments. The improvement in the aggregates segment was due to volume increases which resulted in lower operating costs per ton and
lower depreciation expense.   These improvements were partially
offset by start up losses of new quarry operations that were approximately $1,000,000 higher this year. The improvement in the cement and calcium segment is due to the acquisition in August 2003 and in existing operations lowering the cost per unit
as a result of increasing volumes.   The improvement in gross
profit in the concrete products segment was due to volume improvements which lowered the per unit cost and lower depreciation expense.

Selling, general and administrative expenses for the third quarter increased to $22,218,000 from $17,377,000 last year
constituting 9.9% of sales as opposed to 10.6% last year.   The
increased amount is primarily due to increased profit sharing expense (which is linked to profitability before real estate gains)and additional new site permitting expenses.

On November 12, 2003, the Company closed on all remaining
installments of a sale of its former quarry site at Naples,
Florida.   Gross proceeds of the sale were $20,250,000 resulting
in a pre-tax gain of approximately $12,927,000 or $8,273,000 after tax.

Interest expense for the first quarter increased to $627,000 from $469,000 for the same quarter last year. This increase is attributable to higher debt outstanding under the Company's revolver due to the acquisition in August 2003.

Interest income for the first quarter decreased to $288,000 as compared to $529,000 for the same quarter last year. This is primarily due to the loss of interest on the real estate transaction described in note 8.

Included in other income is the Company's equity in operating results of 50% owned joint ventures. The equity in these ventures was a gain of $655,000 for the first quarter of fiscal 2004 as compared to a gain of $13,000 for the same period last year.

Income tax expense increased $11,460,000 for the first quarter of
fiscal 2004.   This is due to higher income before taxes and an
increase in the tax rate to 36.0% versus 35.2% last year.

	Liquidity and Capital Resources.   For the first quarter of
fiscal 2004, cash provided by operating activities of $43,881,000 and proceeds from sale of property, plant and equipment of $19,361,000 funded the repayment of $25,099,000 of debt;
purchases of property, plant and equipment of $10,997,000, additions to other assets of $20,074,000 and payment of dividends of $7,154,000.

For the first quarter of fiscal 2003, cash provided by operating activities of $22,525,000 funded the repayment of $6,000,000 of the short-term overnight lines; purchases of property, plant and equipment of $13,982,000 and payment of dividends of $2,861,000.

Based on current expectations, management believes that its internally generated cash flow and access to existing credit facilities are sufficient to meet the liquidity requirements necessary to fund operations, capital requirements, debt service
and future dividend payments.   At December 31, 2003, there was
available $150,000,000 under a long-term revolver and $65,000,000
available under overnight lines of credit.   In addition, there
is approximately $28,000,000 that could be re-borrowed under insurance policies.

Working capital at December 31, 2003 was $91,592,000 as compared to $94,371,000 at September 30, 2003.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

	Critical Accounting Policies.	The Consolidated Financial
Statements and Notes to Consolidated Financial Statements contain information that is pertinent to Management's Discussion and
Analysis.   The preparation of financial statements in conformity
with   accounting principles generally accepted in the United
States of America requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and
liabilities.   Future events and their effects cannot be
determined with absolute certainty.   Therefore, the
determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions, and in some
cases, actuarial calculations.   We constantly review these
significant factors and make adjustments where facts and
circumstances dictate.   Actual results could differ from those
estimates. Historically, actual results have not significantly deviated from estimated results determined using the factors described above.

	Note 1 to the Consolidated Financial Statements provides detail on the application of these and other accounting policies. These critical accounting policies and Note 1 should be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

	Intangible assets and goodwill.   In July 2001, the
Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill
and Other Intangible Assets."   SFAS 142 requires companies to
cease amortizing goodwill that existed at the time of adoption and establish a new method for testing goodwill for impairment on an annual basis at the reporting unit level (or an interim basis if an event occurs that might reduce the fair value of a
reporting unit below its carrying value).   The Company has
determined that it has three reporting units and the annual impairment test will be performed for these three reporting
units.   SFAS 142 also requires that the carrying value of an
identifiable intangible asset that has an indefinite life be determined by using a fair value based approach.

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

	Inventory.    Inventory for the aggregates segment on a
quarterly basis is based on internal estimates of production during the period. Primarily semi-annually an outside consultant
measures the volume of aggregates inventory.   Aggregates
inventory is adjusted to the amounts shown in the report of the outside consultant.

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

	Related Party Transactions.   Patriot Transportation
Holding, Inc. ("Patriot"), a related party, hauls diesel fuel and
other supplies for the Company.   Charges for such services are
based on prevailing market prices.   The Company also leases
various aggregate mining and other properties paying rent or royalties based on long-term contracts entered into during mid
1980's and early 1990's.   In addition, the Company provides
administrative service to Patriot and Patriot provides construction management services to the Company. These services
are provided at market prices.   During fiscal 2002, Patriot
agreed to sell for $15,000,000 land to the Company. In May 2003, Patriot agreed to sell another parcel of property for $1,638,000. The closing of these sales is to occur no later than December 31,
2004.   In December 2003, the Company has also agreed to purchase
another parcel of land from Patriot for $13,000,000. The sale is subject to a definitive agreement and the closing date is to be determined. These transactions have been reviewed and approved on behalf of the Company by a committee of independent directors.

	Outlook.   While we can't anticipate the continuation of
the very favorable weather, we experienced in the first quarter, we remain very optimistic about our markets in the near term. Commercial construction demand does seem to be still slightly better than a year ago and residential construction continues to enjoy sustained strength.

	Forward-Looking Statements.   Certain matters discussed in
this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from these indicated by such forward-looking
statements.   These forward-looking statements relate to, among
other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as "anticipate," "estimate," "plans," "project," "continuing," "ongoing," "expects," "management believes," "the Company believes," "the Company intends" and similar words or phrases.
The following factors are among the principal factors that could cause actual results to differ materially from the forward-looking statements: availability and terms of financing; the weather; competition; levels of construction activity in the Company's markets; cement shipments; fuel and electric costs; transportation costs; inflation; quality and quantities of the Company's aggregates reserves; residential and nonresidential construction; public spending for federal highways and infrastructure; governmental regulations; ocean shipping rates; and management's ability to determine appropriate sales mix, plant location and capacity utilization.

     However, this list is not a complete statement of all potential risks or uncertainties. These forward-looking statements are made as of the date hereof based on management's current expectations and the Company does not undertake, and affirmatively disclaims, an obligation to update such statements, whether as a result of new information, future events or otherwise. Additional information regarding these and other risks factors may be found in the Company's other filings made from time to time with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market
Risk.

There are no material changes to the disclosures made in Form 10-
K for the fiscal year ended September 30, 2003 on this matter.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, as of December 31, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, Chief
Financial Officer and Chief Accounting Officer.   The
evaluation conducted by, the Company's President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer has provided them with reasonable assurance that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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


PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.  The response to this item is submitted as a
separate section entitled "Exhibit Index" starting on page
18 of this Form 10-Q.

(b)	Reports on Form 8-K.  During the three months ended
December 31, 2003, the Company filed the following reports on Form 8-K:

	On October 27, 2003, the Company filed an amendment to the Form 8-K filing financial statements and Pro Forma
Financial Informative related to the Lafarge Florida, Inc.
acquisition under Item 7 "Financial Statements, Pro Forma
Financial Statements and Exhibits."

	On November 17, 2003, the Company filed a Form 8-K filing a copy of the Company's press release on earnings for the quarter ended December 31, 2003 under Item 7 "Financial
Statements and Exhibits", Item 9 "Regulation FD
Disclosures" and Item 12 "Disclosure of Results of
Operations and Financial Condition."





                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 22, 2004                  FLORIDA ROCK INDUSTRIES, INC.

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
	FORM 10-Q FOR THE QUARTER ENDED DECEMBER, 2003

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

(14)		Financial Code of Ethical Conduct.   Previously
		filed with Form 10-K for the fiscal year ended
		September 30, 2003.   File No. 1-7159

(31)(a)	Certification of John D. Baker, II

(31)(b)	Certification of John D. Milton, Jr.

(31)(c)	Certification of Wallace A. Patzke, Jr.

(32)	     Certification under Section 906 of Sarbanes-
Oxley Act of 2002




22