Form 10-Q/A
period 2003-12-31
FLORIDA ROCK INDUSTRIES INC
filed 2004-02-05
CIK 37651

FORM 10-Q
                            (Amendment No.1)

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

 Preliminary Note Regarding Amendment: This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2003, as filed by the Registrant on January 23, 2004, and is being filed to report a correction of the cash dividends per common share as reflected on the consolidated statements of income due to the 3-for-2 common stock split effected by the Registrant in the form of a stock dividend on January 16, 2004 and to correct a date error in Item 6, Exhibits and Reports on Form 8-K. Changed amounts are noted with an asterisk (*).


                         FLORIDA ROCK INDUSTRIES, INC.
                                   FORM 10-Q
                        QUARTER ENDED DECEMBER 31, 2003


                                   CONTENTS

                                                                    Page No.
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



                             PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                 (Unaudited)

                                              December 31,    September 30,
                                                  2003            2003
                                              -----------     -------------
ASSETS
Current assets:
 Cash and cash equivalents                     $   38,627           38,135
 Accounts receivable, less allowance
  for doubtful accounts of $3,371
  ($3,419 at September 30, 2003)                  100,261          106,954
 Inventories                                       33,589           37,079
 Current deferred income taxes                      2,027            2,530
 Prepaid expenses and other                         7,681            5,396
                                               ----------          -------
  Total current assets                            182,185          190,094

Other assets                                       77,879           57,709
Goodwill                                          148,620          148,573
Property, plant and equipment, at cost:
 Land                                             172,735          180,789
 Plant and equipment                              784,878          784,367
 Construction in process                           13,151            7,276
                                                ---------          -------
                                                  970,764          972,432
 Less accumulated depreciation,
  depletion and amortization                      491,197          482,654
                                                ---------         --------
 Net property, plant and equipment               479,567          489,778
                                                ---------         --------
                                               $  888,251          886,154
                                               ==========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                              $   41,314           46,557
 Dividends payable                                  7,184            7,187
 Federal and state income taxes                     6,612            3,600
 Accrued payroll and benefits                      19,713           21,131
 Accrued insurance reserve                          8,073            4,924
 Accrued liabilities, other                         7,331           11,806
 Long-term debt due within one year                   366              518
                                               ----------         --------
  Total current liabilities                        90,593           95,723

Long-term debt                                     94,017          118,964
Deferred income taxes                              72,331           65,907
Accrued employee benefits                          17,800           17,661
Long-term accrued insurance reserves                8,281            8,281
Other accrued liabilities                           5,273            5,196
                                                ---------          --------
 Total liabilities                                288,295          311,732

Shareholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 43,102,665 shares issued
  (43,078,102 shares at September 30, 2003)         4,310            4,308
 Capital in excess of par value                    18,633           18,078
 Retained earnings                                577,013          552,036
                                                  -------          -------
  Total shareholders' equity                      599,956          574,422
                                                  -------          -------
                                               $  888,251          866,154
                                               ==========          =======
See accompanying notes.


              FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands except per share amounts)
                               (Unaudited)
                                      Three Months Ended
                                         December 31,
                                       2003       2002
                                      -----       -----

Net sales                            $220,308    160,741
Freight revenues                        5,084      3,505
                                     --------    -------
  Total sales                         225,392    164,246

Cost of sales                         161,521    124,708
Freight expense                         5,068      3,518
                                      -------    -------
  Total cost of sales                 166,589    128,226
                                      -------    -------

Gross profit                           58,803     36,020
Selling, general and administrative    22,218     17,377
Gain on sale of real estate           (12,932)         -
                                      --------    ------
Operating profit                       49,517     18,643

Interest expense                         (627)      (469)
Interest income                           288        529
Other income (expense), net             1,021        423
                                       -------    ------

Income before income taxes             50,199     19,126
Provision for income taxes             18,071      6,730
                                       -------    ------
Income before cumulative effect of
 accounting change                     32,128     12,396
Cumulative effect of accounting
 change, net of income taxes of $181        -        333
                                      --------   -------
Net income                           $ 32,128     12,729
                                     =========   =======
Earnings per share:
 Basic
  Income before cumulative effect
   of accounting change                 $ .75        .29
  Cumulative effect of accounting
   change                                   -        .01
                                        ------     -----
   Net income                           $ .75        .30
                                        ======     =====
 Diluted
  Income before cumulative effect of
   accounting change                    $ .73        .28
  Cumulative effect of accounting
   change                                   -        .01
                                        ------     -----
   Net income                           $ .73        .29
                                        ======     ======
Cash dividends per common share         $.167       .067*
                                        ======     ======
Weighted average shares used
in computing earnings per share:
 Basic                                 43,087     42,880
                                       =======    ======
 Diluted                               43,955     43,555
                                       =======    ======

See accompanying notes.


              FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                              (In thousands)
                               (Unaudited)


                                                       2003        2002
                                                       ----        ----
<s>                                                 <c>          >c>
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net   income                                       $32,128      12,729
 Cumulative  effect  of accounting  change                -        (333)
 Adjustments to reconcile net income to net
  cash provided from operating activities:
   Depreciation,  depletion  and  amortization       15,598      17,405
   Deferred  income  taxes                            6,926           -
   Provision  for  doubtful  accounts                   117         155
   Gain on disposition of property, plant and
        equipment                                   (13,238)       (321)
   Net changes in operating assets and
     liabilities:
     Accounts  receivable                             6,559      12,558
     Inventories                                      3,490        (618)
     Prepaid  expenses and  other                    (2,285)     (1,909)
     Accounts  payable  and accrued liabilities      (4,759)    (17,127)
        Other,  net                                    (655)        (14)
                                                     -------    --------

  Net  cash  provided by operating  activities       43,881      22,525
                                                     ------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases  of  property, plant and equipment       (10,997)    (13,982)
 Proceeds from the sale of property, plant and
      equipment                                      19,361         352
 Additions  to  other assets                        (20,074)     (1,190)
 Collections  of  notes  receivable                      18          99
                                                    --------    --------

Net  cash  used  in investing activities            (11,692)    (14,721)
                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds  from  long-term  debt                          -         118
 Increase  (decrease)in  short-term  debt                 -      (6,000)
 Repayment  of  long-term debt                      (25,099)        (76)
 Exercise  of  employee stock  options                  556         409
 Payment  of  dividends                              (7,154)     (2,861)
                                                    --------     -------

Net  cash  used  in financing activities            (31,697)     (8,410)
                                                    --------     -------

Net  increase  (decrease) in cash and  cash
  equivalents                                           492        (606)
Cash  and  cash  equivalents at beginning of  year   38,135       3,845
                                                    -------      --------

Cash  and cash equivalents at end of period         $38,627     $ 3,239
                                                    ========    =========

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

     The analysis of asset retirement obligation for the three months ended December 31, 2003 and 2002 is as follows:

                                            2003     2002
                                            ----     ----

      Balance at beginning of period       $8,649       -
      Initial liability on adoption of
       the new standard                         -   8,385
      Accretion of expenses                    90      88
      Payment of obligations                  (26)   (128)
       Balance at end of period            $8,713   8,345

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

                             Three Months Ended December 31,
                                           2002
                                           ----

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

(6)  STOCK OPTION PLAN

     The  Company  accounts  for  stock  options  under  the
     intrinsic value method of APB Opinion No. 25. The Company has not incurred any compensation cost using the intrinsic value method for employee stock options. If the fair value based method had been used the following table summarizes the proforma effect:

                                      Three Months Ended
                                          December 31,
                                          2003     2002
                                          ----     -----

     Reported net income               $ 32,128   12,729
     Compensation cost
       determined under fair
       value based method, net
       of income taxes                     (437)    (330)
                                       ---------  -------
     Proforma net income                $31,691   12,399
                                       =========  =======

     Basic earnings per share:
       Reported net income              $   .75      .30
       Compensation cost, net
         of income taxes                   (.01)    (.01)
                                           -----    -----
       Proforma                         $   .74      .29
                                           =====    =====
     Diluted earnings per share:


       Reported net income              $   .73      .29
       Compensation cost, net
         of income taxes                   (.01)    (.01)
                                           -----    -----
       Proforma                         $   .72      .28
                                           =====    =====

(7)  INVENTORIES

     Inventories consisted of the following (in thousands):

                                        December 31,    September 30,
                                            2003           2003
                                            ----           ----
      Finished products                  $ 20,527         21,240
      Raw materials                         6,398          8,223
      Work in progress                      1,264          1,704
      Parts and supplies                    5,400          5,912
                                          -------         ------
                                         $ 33,589         37,079
                                           ======         ======

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

     Operating results and certain other financial data for the Company's business segments are as follows
     (in thousands):

                                           Three Months Ended
                                               December 31,
                                              2003      2002
                                              ----      ----

     Net sales, excluding
       freight
        Aggregates                         $ 69,990     54,854
        Concrete products                   135,026    111,014
        Cement and calcium                   41,005     14,414
        Intersegment sales                  (25,713)   (19,541)
                                            --------   --------
        Total net sales,
          excluding freight                $220,308    160,741
                                            =======    =======

     Operating profit
        Aggregates                         $ 31,387     11,671


        Concrete products                    12,620      5,005
        Cement and calcium                    8,711      3,330
        Corporate overhead                   (3,201)    (1,363)
                                             -------    -------

        Total operating                    $ 49,517     18,643
          Profit                             ======     ======

      Identifiable assets, at quarter end
        Aggregates                         $346,963    319,500
        Concrete products                   214,318    212,557
        Cement and calcium                  229,865    113,924
        Unallocated corporate
          assets                             44,702     55,373
        Cash items                           38,627      3,239
        Investments in affiliates            13,776     17,008
                                             ------    -------
        Total identifiable assets          $888,251    721,601
                                            =======    =======

     Aggregates operating profit for the three months ended December 31, 2003 includes gain on the sale of real estate of $12,932,000.

(10) Supplemental Disclosures of Cash Flow Information

     Cash paid during the nine months ended December 31, 2003 and 2002 for certain expense items are as follows (in thousands):

                                                    2003        2002
                                                    ----        ----
      Interest expense, net of
         amount  capitalized                    $     522         451
        Income  taxes                           $   7,894       3,608

     The  following schedule summarizes non-cash investing
     and    financing activities for the nine months ended
     December 31, 2003 and 2002 (in thousands):

                                                     2003       2002
                                                     ----       ----
       Additions to property, plant
        and equipment from:
            Exchanges                           $      15        729



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

      LIQUIDITY AND CAPITAL RESOURSES.   For  the  first
quarter  of  fiscal  2004,  cash  provided  by  operating
activities  of  $43,881,000 and  proceeds  from  sale  of
property,  plant and equipment of $19,361,000 funded  the
repayment  of $25,099,000 of debt; purchases of property,
plant  and equipment of $10,997,000, additions  to  other
assets  of  $20,074,000  and  payment  of  dividends   of
$7,154,000.

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

      However,  this list is not a complete statement  of
all  potential  risks  or uncertainties.  These  forward-
looking  statements are made as of the date hereof  based
on management's current expectations and the Company does
not undertake, and affirmatively disclaims, an obligation
to  update  such statements, whether as a result  of  new
information,  future  events  or  otherwise.   Additional
information regarding these and other risks factors may be found in the Company's other filings made from time to time with the Securities and Exchange Commission.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK.

There are no material changes to the disclosures made in Form 10-K for the fiscal year ended September 30, 2003 on this matter.

ITEM 4.  CONTROLS OF PROCEDURES.

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

     On  November 17, 2003, the Company filed a Form  8-K
     filing  a  copy  of the Company's press  release  on
     earnings  for the quarter ended September  30,  2003
     under  Item  7 "Financial Statements and  Exhibits",
     Item  9  "Regulation  FD Disclosures"  and  Item  12
     "Disclosure  of Results of Operations and  Financial
     Condition."

                       SIGNATURES

Pursuant  to the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February    4,    2004            FLORIDA ROCK INDUSTRIES, INC.

                                  JOHN D. BAKER, II
                                  -----------------------------
                                  John D. Baker, II
                                    President  and   Chief
                                    Executive Officer


                                   JOHN D. MILTON, JR.
                                   -----------------------------
                                   John D. Milton, Jr.
                                     Executive Vice President,
                                     Treasurer  and   Chief
                                     Financial Officer


                                   WALLACE A. PATZKE, JR.
                                   -----------------------------
                                   Wallace A. Patzke, Jr.
                                      Vice President, Controller
                                      and Chief  Accounting Officer

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

(3)(a)(4) Amendment to the Articles of Incorporation  of
          Florida  Rock Industries, Inc. filed with  the
          Secretary  of State of Florida on February  4,
          1998,  incorporated by reference to an exhibit
          previously  filed  with  Form  10-Q  for   the
          quarter  ended March 31, 1998.   File  No.  1-
          7159.

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

(3)(b)(3) Amendment  to  the  Bylaws  of  Florida   Rock
          Industries,  Inc.  adopted February  4,  1998,
          incorporated  by  reference  to   an   exhibit
          previously  filed  with  Form  10-Q  for   the
          quarter  ended March 31, 1998.   File  No.  1-
          7159.

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

(4)(b)    Credit  Agreement dated as of  June  28,  2000
          among  Florida  Rock Industries,  Inc.;  First
          Union  National  Bank; Bank of America,  N.A.;
          SunTrust  Bank;  and First  Union  Securities,
          Inc.;     incorporated  by  reference  to   an
          exhibit  previously filed with Form  10-Q  for
          the quarter ended June 30, 2000.   File No. 1-
          7159.

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

(10)(k)   Florida  Rock Industries, Inc.  1996
          Stock  Option Plan, incorporated by  reference
          to   an   appendix  to  the  Company's   Proxy
          Statement dated December 18, 1995.  File No. 1-
          7159.

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

(31)(a)   Certification of John D. Baker, II

(31)(b)   Certification of John D. Milton, Jr.

(31)(c)   Certification of Wallace A. Patzke, Jr.

(32)      Certification  under  Section  906   of
          Sarbanes-Oxley Act of 2002

                                         EXHIBIT 11

                         FLORIDA ROCK INDUSTRIES,INC.
                  COMPUTATION OF EARNINGS PER COMMON SHARE

                                           THREE MONTHS ENDED
                                              DECEMBER 31,
                                              ------------
                                            2003        2002
                                            ----        ----


Income before cumulative
 effect of accounting change              $32,128,000    12,396,000

Cumulative effect of accounting
 Change                                             -       333,000
                                          -----------    -----------

Net income                                $32,128,000    12,729,000
                                           ==========    ==========
Common shares:

Weighted average shares
 outstanding during the
 period - used for basic
 earnings per share                        43,087,035    42,879,564

Shares issuable under
 stock options which are
 potentially dilutive                         867,855       675,204
                                           ----------    ----------

Shares used for diluted
 earnings per share                        43,954,890    43,554,768
                                           ==========    ==========

Earnings per share:
 Basic
  Income before cumulative effect
    of accounting change                       $  .75        .29
  Cumulative effect of accounting
    change                                          -        .01
                                                 ----       ----
Net income                                     $  .75        .30
                                               ======      =====

Diluted
 Income before cumulative effect of
  accounting  change                           $  .73        .28
 Cumulative effect of accounting
  change                                            -        .01
                                                -----      -----
Net income                                     $  .73        .29
                                               ======      ======


                                             Exhibit 31(a)
                      CERTIFICATIONS

I, John D. Baker, II, certify that:

  1.   I have reviewed this report on Form 10-Q of Florida
       Rock Industries, Inc;

  2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a.designed such disclosure controls and procedures, or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b.evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosures controls and procedures, as of the end of the period covered by this report based on such evaluations; and

          c.disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting and

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a.all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information and

          b.any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

       Date:  February 4, 2004
                                         JOHN D. BAKER, II
                                         --------------------
                                         JOHN D. BAKER, II
                                         President and Chief
                                         Executive Officer

                                           Exhibit 31(b)
I, John D. Milton, Jr., certify that:

  1.   I have reviewed this report on Form 10-Q of Florida
       Rock Industries, Inc;

  2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a.designed such disclosure controls and procedures, or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b.evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosures controls and procedures, as of the end of the period covered by this report based on such evaluations; and

          c.disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting and

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a.all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information and

          b.any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

     Date:  February 4, 2004
                                           JOHN D. MILTON, JR.
                                           ----------------------
                                           JOHN D. MILTON, JR.
                                           Executive Vice President,
                                           Treasurer and Chief
                                           Financial Officer

                                               Exhibit 31(c)
I, Wallace A. Patzke, Jr., certify that:

  1.   I have reviewed this report on Form 10-Q of Florida
       Rock Industries, Inc;

  2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a.designed such disclosure controls and procedures, or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b.evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosures controls and procedures, as of the end of the period covered by this report based on such evaluations; and

          c.disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting and

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a.all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information and

          b.any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

     Date:  February 4, 2004
                                           Wallace A. Patzke, Jr.
                                           -----------------------
                                           WALLACE A. PATZKE, JR.
                                           Vice President, Controller
                                           and Chief Accounting Officer

                                                   EXHIBIT 32

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

                                        JOHN D. BAKER, II
                                        --------------------
                                        JOHN D. BAKER, II
                                        President and Chief
                                        Executive Officer


                                       JOHN D. MILTON, JR.
                                       ----------------------
                                       John D. Milton, Jr.
                                       Executive Vice President,
                                       Treasurer and Chief
                                       Financial Officer

                                       WALLACE A. PATZKE, JR.
                                       -----------------------
                                       Wallace A. Patzke, Jr.
                                       Vice President, Controller
                                       and Chief Accounting
                                       Officer

  A   signed  original  of  this  written  statement required
  by Section 906  has  been provided to Florida Rock Industries,
  Inc.,   and  will  be  retained  by  Florida Rock Industries,
  Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

  The foregoing certification accompanies the issuer's Quarterly Report on Form 10-Q and is not filed as provided in SEC Release
  Nos. 33-8212, 34-4751 and IC-25967, dated December 31, 2003.