Form 10-Q
period 2004-03-31
FLORIDA ROCK INDUSTRIES INC
filed 2004-04-28
CIK 37651

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 26, 2004: 43,250,360 shares of $.10 par value common stock.









FLORIDA ROCK INDUSTRIES, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2004


CONTENTS

                                                                  Page No.

Part I.  Financial Information

Item 1.  Financial Statements (unaudited)
   Condensed Consolidated Balance Sheets                               1
   Condensed Consolidated Statements of Income                         2
   Condensed Consolidated Statements of Cash Flows                     3
   Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial            11
	      Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   16

Item 4.  Controls and Procedures                                      16


Part II.  Other Information


Item 1.  Legal Proceedings							          17

Item 2.  Changes in Securities and Use of Proceeds                    17

Item 4.  Submission of Matters to a Vote of Stockholders              17

Item 6.   Exhibits and Reports on Form 8-K                            18

Signatures                                                            18

Exhibit 11.  Computation of Earnings Per Common Share                 23

Exhibit 31(a)Certification of John D. Baker, II                       24

Exhibit 31(b)Certification of John D. Milton, Jr.                     25

Exhibit 31(c)Certification of Wallace A. Patzke, Jr.                  26

Exhibit 32.  Certification under Section 906 of Sarbanes-Oxley Act    27
		       of 2002



                             PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	(In thousands)
	(Unaudited)

                                                March 31,     September 30,
                                                  2004            2003

ASSETS
Current assets:
 Cash and cash equivalents                     $   42,527           38,135
 Accounts receivable, less allowance
  for doubtful accounts of $3,094
  ($3,419 at September 30, 2003)                  117,760          106,954
 Inventories                                       34,710           37,079
 Current deferred income taxes                      3,890            2,530
 Prepaid expenses and other                         6,332            5,396
  Total current assets                            205,219          190,094

Other assets                                       66,448           57,709
Goodwill                                          148,391          148,573
Property, plant and equipment, at cost:
 Depletable land                                  126,559          128,715
 Other land                                        59,704           52,074
 Plant and equipment                              796,366          784,367
 Construction in process                           16,497            7,276
                                                  999,126          972,432
 Less accumulated depreciation,
  depletion and amortization                      501,749          482,654
  Net property, plant and equipment               497,377          489,778
                                               $  917,435          886,154
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $   12,000                -
 Accounts payable                                  49,124           46,557
 Dividends payable                                  7,210            7,187
 Federal and state income taxes                         -            3,600
 Accrued payroll and benefits                      19,291           21,131
 Accrued insurance reserve                          8,858            4,924
 Accrued liabilities, other                         9,300           11,806
 Long-term debt due within one year                   766              518
  Total current liabilities                       106,549           95,723

Long-term debt                                     83,566          118,964
Deferred income taxes                              73,316           65,907
Accrued employee benefits                          17,985           17,661
Long-term accrued insurance reserves               10,081            8,281
Other accrued liabilities                           5,363            5,196
 Total liabilities                                296,860          311,732

Shareholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 43,250,360 shares issued
  (43,078,102 shares at September 30, 2003)         4,325            4,308
 Capital in excess of par value                    21,950           18,078
 Retained earnings                                594,300          552,036
  Total shareholders' equity                      620,575          574,422
                                               $  917,435          866,154
See accompanying notes.



	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(In thousands except per share amounts)
	(Unaudited)
                                      Three Months Ended    Six Months Ended
                                          March 31,             March 31,
                                       2004       2003      2004        2003

Net sales                            $223,775    160,367   444,083     321,108
Freight revenues                        4,827      3,248     9,911       6,753
  Total sales                         228,602    163,615   453,994     327,861

Cost of sales                         163,272    118,734   324,793     243,442
Freight expense                         4,830      3,244     9,898       6,762
  Total cost of sales                 168,102    121,978   334,691     250,204

Gross profit                           60,500     41,637   119,303      77,657
Selling, general and administrative    21,944     19,194    44,162      36,571
Gain on sale of real estate                (5)    (2,448)  (12,937)     (2,448)
Operating profit                       38,561     24,891    88,078      43,534

Interest expense                         (554)      (443)   (1,181)       (912)
Interest income                           216        524       504       1,053
Other income (expense), net               333        185     1,354         608

Income before income taxes             38,556     25,157    88,755      44,283
Provision for income taxes             14,059      8,857    32,130      15,587
Income before cumulative effect of
 accounting change                     24,497     16,300    56,625      28,696
Cumulative effect of accounting
 change, net of income taxes of $181        -          -         -         333
Net income                           $ 24,497     16,300    56,625      29,029

Earnings per share:
 Basic
  Income before cumulative effect
   of accounting change                 $ .57        .38      1.31         .67
  Cumulative effect of accounting
   change                                   -          -         -         .01

   Net income                           $ .57        .38      1.31         .68

 Diluted
  Income before cumulative effect of
   accounting change                    $ .56        .37      1.29         .66
  Cumulative effect of accounting
   change                                   -          -         -         .01

   Net income                           $ .56        .37      1.29         .67

Cash dividends per common share         $.167       .067      .333        .133

Weighted average shares used
in computing earnings per share:
 Basic                                 43,176     42,908    43,132      42,892
 Diluted                               44,042     43,508    44,002      43,544


See accompanying notes.



	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    SIX MONTHS ENDED MARCH 31, 2004 AND 2003
	(In thousands)
	(Unaudited)
                                                   2004       2003
Cash flows from operating activities:
  Net income                                      $56,625   29,029
  Cumulative effect of accounting change                -     (333)
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization       31,367   32,157
    Deferred income tax provision (benefit)         6,048     (731)
    Provision for doubtful accounts                   369        -
    Gain on disposition of property, plant and
      equipment                                   (13,594)  (3,091)
    Net changes in operating assets and
     liabilities:
     Accounts receivable                          (11,160)     273
     Inventories                                    2,368   (3,209)
     Prepaid expenses and other                      (936)  (2,343)
     Accounts payable and accrued liabilities         924  (10,059)
     Other, net                                      (393)     842

 Net cash provided by operating activities         71,618   42,535

Cash flows from investing activities:
  Purchases of property, plant and equipment      (44,970) (26,693)
  Proceeds from the sale of property, plant and
   equipment                                       20,630    4,054
  Additions to other assets                        (9,320)  (5,774)
  Collections of notes receivable                      32      503

Net cash used in investing activities             (33,628) (27,910)

Cash flows from financing activities:
  Proceeds from long-term debt                          -      722
  Increase (decrease)in short-term debt            12,000   (3,400)
  Repayment of long-term debt                     (35,149)    (144)
  Exercise of employee stock options                3,894      674
  Repurchase of common stock                           (5)       -
  Payment of dividends                            (14,338)  (5,724)

Net cash used in financing activities             (33,598)  (7,872)


Net increase in cash and cash equivalents           4,392    6,753
Cash and cash equivalents at beginning of year     38,135    3,845

Cash and cash equivalents at end of period        $42,527  $10,598


See accompanying notes.








                  FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                	(Unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Florida Rock Industries, Inc. and its more than 50% owned subsidiaries (collectively, the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2004. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. included in the Form 10-K for the year ended September 30, 2003.

(2)	Stock Option Plan

	The Company accounts for stock options under the intrinsic
value method of APB Opinion No. 25.   The Company has not
incurred any compensation cost using the intrinsic value
method for employee stock options.   If the fair value based
method had been used the following table summarizes the
proforma effect:
                             Three Months Ended  Six Months Ended
                                    March 31,          March 31,
                                 2004     2003     2004      2003

     Reported net income      $ 24,497   16,300   56,625    29,029
     Compensation cost
       determined under fair
       value based method, net
       of income taxes            (523)    (419)    (958)     (749)
     Proforma net income       $23,974   15,881   55,667    28,280

     Basic earnings per share:
       Reported net income     $   .57      .38     1.31       .68
       Compensation cost, net
         of income taxes          (.01)    (.01)    (.02)     (.02)
       Proforma                $   .56      .37     1.29       .66

     Diluted earnings per share:
       Reported net income     $   .56      .37     1.29       .67
       Compensation cost, net
         of income taxes          (.02)    (.01)    (.02)     (.02)
       Proforma                $   .54      .36     1.27       .65

(3)	Common Stock Split

	On December 3, 2003, the Board of Directors approved a 3 for 2
common stock split.   Shareholders of record as of January 2,
2004, received one additional share for each two shares held.
The stock split was effected in the form of a stock dividend
on January 16, 2004.   All share and per share amounts for all
prior periods have been restated to reflect the stock split.

	For the three years ended September 30, 2003, the following is the effect on earnings per share:

                                     2003      2002       2001

     Basic earnings per share
	  as reported                $ 2.65       2.42       2.47
	After giving effect to the
	  stock split                  1.77       1.62       1.65

	Diluted earnings per share
	  as reported                  2.61       2.38       2.42
     	After giving effect to the
       stock split                  1.74       1.59       1.61

(4)	Change in Accounting Principle

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

The analysis of asset retirement obligation for the six months ended March 31, 2004 and 2003 is as follows (in thousands):

                                       2004     2003

      Balance at beginning of period       $8,649   $    -
      Initial liability on adoption of
       the new standard                         -    8,385
      Additional liabilities                   96      150
      Accretion of expenses                   180      172
      Payment of obligations                  (36)    (378)
       Balance at end of period            $8,889    8,329

(5)	New Accounting Pronouncements
	In December of 2003, the FASB revised Statement No. 132 "Employers' Disclosures about Pensions and Other
Postretirement Benefits."   This Statement retains the
disclosure requirements of the original Statement, which it replaces, and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The annual financial statement disclosures are effective for the Company for the fiscal year ended September 30, 2004. For the three and six months ended March 31, 2004 and 2003, no pension income or expense was recorded. Based on current estimates, there is no requirement to make cash contributions for fiscal 2004.

(6)	Acquisition
 	On August 12, 2003, the Company completed the acquisition of Lafarge Florida, Inc., which imports cement and slag into
Tampa, Florida.   Some of the cement is sold and the balance
is either blended or bagged and then sold.   The slag is
ground and sold.   Clinker is imported into Port Manatee
Florida and is ground into cement and sold.   The purchase
price was $124,545,000 in cash including acquisition costs of $594,000. A portion of the cash purchase price was borrowed under the Company's existing revolving credit agreements.
The purchase price has been allocated to assets and liabilities acquired. During the quarter ended March 31, 2004, the Company completed its determination of the fair value of assets acquired and liabilities assumed and recorded a decrease in goodwill of $182,000.


	All assets acquired including goodwill are attributable to the
	Cement and Calcium segment.   All of the goodwill is expected
to be amortized for income tax purposes.

	The following unaudited pro forma financial information presents the results of operations as if this acquisition had occurred October 1, 2002(in thousands, except per share amounts).



                                 Three Months        Six Months
                                Ended March 31,   Ended March 31,
                                     2003               2003

  Total sales                  $187,967           374,685
  Net income                   $ 18,951            34,082
    Earnings per share:
      Basic                        $ .44               .79
      Diluted                      $ .44               .78

   The pro forma results have been prepared for comparative purposes only and include certain adjustments for increased
interest expense on the revolving credit agreement.   The pro
forma results are not indicative either of the results of operations that actually would have resulted had the acquisition occurred October 1, 2002 or of future results.

(7)	Inventories

Inventories consisted of the following (in thousands):

                                           March 31,    September 30,
                                            2004           2003

      Finished products                  $ 19,953         21,240
      Raw materials                         6,849          8,223
      Work in progress                      2,008          1,704
      Parts and supplies                    5,900          5,912
                                         $ 34,710         37,079

(8)  Gain on Sale of Real Estate

	On November 12, 2003, the Company closed on all remaining installments of a sale of a former quarry site. Gross proceeds of the sale were $20,250,000 resulting in a pre-tax gain of approximately $12,927,000 or $8,273,000 after tax for
the six months ended March 31, 2004.   A portion of proceeds
of the sale are held in escrow subject to completion of
another like kind exchange transaction.   The escrow is
included in other assets in the accompanying balance sheet.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):





                            Three Months Ended   Six Months Ended
                                  March 31,          March 31,
                               2004     2003     2004      2003

Net sales, excluding
  freight
   Aggregates            69,569   54,906  139,559  109,760
   Concrete products    137,396  112,702  272,422  223,716
   Cement and calcium    42,739   14,837   83,744   29,251
   Intersegment sales   (25,929) (22,078) (51,642) (41,619)

   Total net sales,
     excluding freight $223,775  160,367  444,083  321,108

Operating profit
   Aggregates          $ 16,936   14,383   48,323   26,054
   Concrete products     11,543    6,573   24,163   11,578
   Cement and calcium    13,778    5,995   22,489    9,325
   Corporate overhead    (3,696)  (2,060)  (6,897)  (3,423)

   Total operating     $ 38,561   24,891   88,078   43,534
     Profit

      Identifiable assets, at quarter end
   Aggregates                             342,198  328,807
   Concrete products                      228,404  218,815
   Cement and calcium                     228,576  112,793
   Unallocated corporate
     assets                                62,402   56,967
   Cash items                              42,526   10,598
   Investments in affiliates               13,329   16,680

   Total identifiable
     Assets                              $917,435  744,660

	Aggregates operating profit for the six months ended March 31, 2004 includes gains on the sale of real estate of $12,932,000. Aggregates operating profit for the three and six months ended March 31, 2003 includes gains on sale of real estate of $2,448,000.

(10)	Supplemental Disclosures of Cash Flow Information

Cash paid during the six months ended March 31, 2004 and 2003 for certain expense items are as follows (in thousands):

                                              2004       2003
      Interest expense, net of
       amount capitalized                   $ 1,103       881
      Income taxes                          $29,980    13,297

The following schedule summarizes non-cash investing and financing activities for the six months ended March 31, 2004 and 2003 (in thousands):





                                              2004       2003

       Additions to property, plant
        and equipment from:
          Exchanges                         $   55        762
       Additions to receivables from
          selling property, plant and
          equipment for a note              $    -         20

 (11) Related Party Transaction

     On March 31, 2004, the Company purchased from Patriot
Transportation Holding, Inc. ("Patriot") a parcel of land
and improvements containing approximately 6,321 acres in
Northeast Florida for $13,000,000 in escrow cash.   This
transaction was reviewed and approved on behalf of the Company by a committee of independent directors after receipt of an appraisal and consultation with management.

 (12)	Contingent Liabilities

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

The mining companies holding the April 2002 permits were not named as defendants in the lawsuit by the environmental plaintiffs; however, since the mining companies would be adversely affected if the environmental groups were to obtain all of the relief they seek, on September 18, 2002, two Motions to Intervene were filed on behalf of several of the mining companies, including the Company which motions were granted by the Court on February 23, 2004.

On March 25, 2004, the plaintiffs filed a Motion to Amend
Complaint.   The amended complaint dropped plaintiffs'
claim under the Migratory Bird Treaty Act and added a claim
that the Corps violated the National Environmental Policy
Act by not preparing a supplemental environmental impact
statement.   Plaintiffs' amended complaint did not include
a motion for a preliminary injunction.

The Company is unable to assess at this time, with any degree of certainty, the impact on the Company and its future financial performance of an adverse judgment in this lawsuit.

A lawsuit was filed by three environmental organizations on
June 26, 2003, challenging federal agency decisions to
authorize the Company's proposed limestone mine in Ft.
Myers, Florida.   Specifically, the environmental
plaintiffs challenge the U.S. Army Corps of Engineers' (the
Corps") April 2003 decision to issue a new mining permit
pursuant to Section 404 of the federal Clean Water Act, and
the U.S. Fish and Wildlife Service's January 30, 2002,
biological opinion concluding that this limestone mining
would not jeopardize the continued existence of the Florida
panther.   The environmental plaintiffs claim that the two
federal agencies violated the Clean Water Act, the
Endangered Species Act, the Administrative Procedures Act,
and National Environmental Policy Act.   They ask the court
to invalidate that the U.S. Fish and Wildlife Service's
January 30, 2002, biological opinion, to set aside the April 2003 Corps permit, and to remand U.S. Fish and Wildlife Service's January 30, 2003, biological opinion so that the Service can prepare "a complete and adequate" biological opinion.

The Company was not named as defendant in the lawsuit by
the environmental plaintiffs; however, since the Company
would be adversely affected if the environmental groups
were to obtain all of the relief they seek, on September 2,
2003, the Company filed a Motion to Intervene.   The court
has not yet ruled on the Motion to Intervene.   The federal
defendants to this lawsuit filed a Motion to Transfer Venue
to the Middle District of Florida.   The Court denied this
Motion to Transfer Venue.

Plaintiffs filed their motion for Summary Judgment on
January 16, 2004 and defendants filed their Cross Motion
for Summary Judgment on February 20, 2004.   Both parties
have filed their reply briefs and are waiting for the court to set a date for oral arguments on the Motions for Summary
Judgment.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

The Company's operations are influenced by a number of external
and internal factors.   External factors include weather,
competition, levels of construction activity in the Company's markets, the cost and availability of money, appropriations and construction contract lettings by federal and state governments, fuel costs, transportation costs, driver availability, availability and reliability of ocean shipping vessels to deliver
clinker and cement, labor costs and inflation.   Internal factors
include sales mix, plant location, quality and quantities of aggregates reserves, capacity utilization and other operating factors.

Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year, due primarily to the effect that weather has on the
Company's sales and production volume.   Normally, the highest
sales and earnings of the Company are attained in the Company's third and fourth quarters and the lowest sales and earnings are
attained in the Company's first and second quarters.   In
addition, quarterly results will be affected by planned
maintenance at the cement plant.   The Company expenses
maintenance costs at the cement plant, which can be significant, when incurred. The Company expensed planned maintenance of $2,300,000 in the first quarter and first half of fiscal 2004, as compared to $1,878,000 in the first quarter and first half of fiscal 2003. The plant was shut down for 14 days in the first quarter and first half of fiscal 2004 and nine days in the first quarter and first half of fiscal 2003 for planned maintenance. During the third quarter of 2004, a planned maintenance has been scheduled for eight days at an estimated cost of $1,000,000. During the third quarter of fiscal 2003, the planned maintenance was nine days at a cost of $644,000.

For the second quarter of fiscal 2004, which ended March 31, 2004, consolidated sales increased 39.7% to $228,602,000 from $163,615,000 in the same quarter last year. The cement operations acquired in August 2003 contributed sales of
$26,932,000.   Excluding this acquisition, sales would have been
$201,670,000, which represents a 23.3% increase.   The increase
in sales was due to increased revenues in all three segments. Revenues in the concrete products segments increased due to higher volumes of all products and an increase in the average selling price. Revenues in the aggregates segment increased primarily as a result of higher volumes partially offset by a slight decrease in the average selling price attributable to variations in product mix. Revenues increased in the cement and calcium segment due to the acquisition and to higher cement volumes from existing operations partially offset by a lower average selling price of cement at the existing operations. Cement volumes were also unusually high at our Newberry plant as certain of our trading partners transferred extra volumes to us during the quarter to accommodate short-term operating changes at
their respective facilities.   For all three business segments,
volumes were aided by more favorable weather conditions in all our major markets.

For the first six months of fiscal 2004, which ended March 31, 2004, consolidated sales increased 38.5% to $453,994,000 from $327,861,000 in last year. The cement operations acquired in
August 2003 contributed sales of $52,316,000.   Excluding this
acquisition, sales would have been $401,678,000, which represents
a 22.5% increase.   The increase in sales was due to increased
revenues in all three segments. Revenues in the concrete products segments increased due to higher volumes of all products and an increase in the average selling price. Revenues in the aggregates segment increased as a result of higher volumes partially offset by a slight decrease in the average selling price. Revenues increased in the cement and calcium segment due to the acquisition and higher cement volumes from existing operations partially offset by lower average selling price of
cement from existing operations.   Cement volumes were also
unusually high at our Newberry plant as certain of our trading partners transferred extra volumes to us during the quarter to accommodate short-term operating changes at their respective
facilities.   For all three business segments, volumes were aided
by more favorable weather conditions in all our major markets.

For the contribution made to net sales and operating profit from each business segment, see Note 9 to the Condensed Consolidated
Financial Statements.

Gross profit for the second quarter increased 45.3% to $60,500,000 from $41,637,000 for the same quarter last year. Gross profit margin for the second quarter increased to 26.5% from 25.4% last year. Gross profit and margin improved in all
three segments.   The improvement in the aggregates segment was
due to volume increases which resulted in lower operating costs
per ton.   These improvements were partially offset by start up
losses of new quarry operations that were approximately $400,000 higher this year. The improvement in the cement and calcium segment is due to the acquisition in August 2003 and in existing operations lowering the cost per unit as a result of increasing
volumes.   The improvement in gross profit in the concrete
products segment was due to volume improvements which lowered the
per unit cost and lower depreciation expense.   The improvements
were partially offset by $1,800,000 of additional risk insurance reserves due to increased frequency and severity of claims during the second quarter.

Gross profit for the six months increased 53.6% to $119,303,000 from $77,657,000 last year. Gross profit margin increased to 26.3% from 23.7% last year. Gross profit and margin improved in
all three segments.   The improvement in the aggregates segment
was due to volume increases which resulted in lower operating
costs per ton and lower depreciation expense.   These
improvements were partially offset by start up losses of new quarry operations that were approximately $1,200,000 higher this year. The improvement in the cement and calcium segment is due to the acquisition in August 2003 and in existing operations lowering the cost per unit as a result of increasing volumes.
The improvement in gross profit in the concrete products segment was due to volume improvements, which lowered the per unit cost
and lower depreciation expense.   These improvements were
partially offset by $1,800,000 of additional risk insurance reserves due to increased frequency and severity of claims during the second quarter.

Selling, general and administrative expenses for the second quarter increased to $21,944,000 from $19,194,000 last year
constituting 9.6% of sales as opposed to 11.7% last year.   The
increased amount is primarily due to increased profit sharing expense (which is linked to profitability before real estate gains) and a contribution to a state scholarship program, which is offset by a credit to state income taxes.

Selling, general and administrative expenses for the six months increased to $44,162,000 from $36,571,000 last year constituting
9.7% of sales as opposed to 11.2% last year.   The increased
amount is primarily due to increased profit sharing expense (which is linked to profitability before real estate gains); additional new site permitting expenses and a contribution to a state scholarship program which is offset by a credit to state income taxes.

On November 12, 2003, the Company closed on all remaining
installments of a sale of its former quarry site at Naples,
Florida.   Gross proceeds of the sale were $20,250,000 resulting
in a pre-tax gain of approximately $12,927,000 or $8,273,000 after tax for the six months of fiscal 2004.

Interest expense for the second quarter increased to $554,000 from $443,000 for the same quarter last year. Interest expense for the six months increased to $1,181,000 from $912,000 last year. This increase is attributable to higher debt outstanding under the Company's revolver due to the acquisition in August 2003.

Interest income for the second quarter decreased to $216,000 as compared to $524,000 for the same quarter last year. Interest income for the six months decreased to $504,000 as compared to $1,053,000 last year. This is primarily due to the loss of interest on the real estate transaction described in Note 8.

Included in other income is the Company's equity in operating
results of 50% owned joint ventures.   The equity in these
ventures was a loss of $245,000 for the second quarter of fiscal 2004 as compared to a loss of $326,000 last year. The equity in these ventures was a gain of $410,000 for the six months of fiscal 2004 as compared to a loss of $314,000 last year.

Income tax expense increased $5,202,000 for the second quarter of
fiscal 2004.   This is due to higher income before taxes and an
increase in the tax rate to 36.5% versus 35.2% last year. Income tax expense increased $16,543,000 for the six months of fiscal 2004. This is due to higher income before taxes and an increase
in the tax rate to 36.2% versus 35.2% last year.   This increase
in the effective income tax rate was due to increased contribution to earnings from the cement and calcium and concrete products business segments not subject to percentage depletion.

	Liquidity and Capital Resources.   For the six months of
fiscal 2004, cash provided by operating activities of $71,618,000, proceeds from sale of property, plant and equipment of $20,630,000, exercise of stock options of $3,894,000 and short-term borrowings of $12,000,000 funded the repayment of $35,149,000 of debt; purchases of property, plant and equipment of $44,970,000, additions to other assets of $9,320,000 and payment of dividends of $14,338,000.

For the six months of fiscal 2003, cash provided by operating activities of $42,535,000 exercise of stock options of $674,000 and proceeds from the sale of property of $4,054,000 funded the repayment of $3,400,000 of the short-term overnight lines; purchases of property, plant and equipment of $26,693,000 and payment of dividends of $5,724,000.

Cash generated by operating activities is used to fund the capital expenditure program, dividend payments and if there is excess cash, it is used to reduce revolving credit facilities. If there is a shortfall, borrowings are made under the revolving credit facilities. Based on current expectations, management believes that its internally generated cash flow and access to existing credit facilities are sufficient to meet the liquidity requirements necessary to fund operations, capital requirements,
debt service and future dividend payments.   At March 31, 2004,
there was available $160,000,000 under a long-term revolver and
$53,000,000 available under overnight lines of credit.   This
revolver expires on June 30, 2005.   During April 2004, the
Company signed a letter of intent to increase the maximum amount under the revolver to $250,000,000 and to extend the maturity to
June 30, 2009.   In addition, there is approximately $28,000,000
that could be re-borrowed under insurance policies.

Working capital at March 31, 2004 was $98,670,000 as compared to $94,371,000 at September 30, 2003.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

	Critical Accounting Policies.	There have been no changes
in Critical Accounting Policies as disclosed in the Form 10-K for the year ended September 30, 2003.

	Related Party Transactions.   Patriot Transportation
Holding, Inc. ("Patriot"), a related party, hauls diesel fuel and
other supplies for the Company.   Charges for such services are
based on prevailing market prices.   The Company also leases
various aggregate mining and other properties paying rent or royalties based on long-term contracts entered into during mid
1980's and early 1990's.   In addition, the Company provides
administrative service to Patriot and Patriot provides construction management services to the Company. These services
are provided at market prices.   During fiscal 2002, Patriot
agreed to sell for $15,000,000 land to the Company. In May 2003, Patriot agreed to sell another parcel of property for $1,638,000. The closing of these sales is to occur no later than December 31,
2004.   These transactions have been reviewed and approved on
behalf of the Company by a committee of independent directors.
In December 2003, the Company had also agreed to purchase and on March 31, 2004, purchased from Patriot a parcel of land and improvements containing approximately 6,321 acres in Northeast
Florida for $13,000,000 in cash.   This transaction was reviewed
and approved on behalf of the Company by a committee of independent directors after receipt of an appraisal and consultation with management.

	Outlook.   While we can't anticipate the continuation of
the very favorable weather we experienced in the first two quarters, we remain very optimistic about our markets in the near term. The product demand levels experienced in our markets during our first two quarters appear to be sustainable for the
third quarter.   Tight cement supplies in the southeast are
causing some mild instability that could remain for as long as the supply of ocean shipping vessels continues to be tight. Commercial construction demand appears to be improving slowly in most of our markets.

During the second quarter ocean shipping rates for clinker and cement have increased dramatically as a result of a shortage in ocean vessels in the Atlantic and Caribbean areas and short-term maintenance shutdowns at several other cement producers put
greater demands on Florida cement production facilities.   As the
third quarter begins, supplies of cement in the Florida market as well as the southeastern market remain extremely tight leading some concrete producers to shut down facilities for short periods
of time.   It is anticipated that the Company will have
approximately 30,000 tons less of imported cement during the
third quarter.    The Company has not had to shut down any
concrete facilities to date due to the shortage of cement.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, as of March 31, 2004, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, Chief Financial
Officer and Chief Accounting Officer.   The evaluation
conducted by, the Company's President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer has provided them with reasonable assurance that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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


PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Note 12 to the Condensed Consolidated Financial Statements included in this Form 10-Q is incorporated by reference.

Item 2.  Changes in Securities and Use of Proceeds

Purchases of Equity Securities.   The only repurchases of equity
securities during the second quarter were repurchases of factional shares in connection with the 3 for 2 stock split in the form of a dividend to shareholders of record as of January 2, 2004, as set forth in the following chart.

	          ISSUER PURCHASES OF EQUITY SECURITIES

              (a) Total   (b) Average  (c) Total   (d) Maximum
                Number of    Price Paid    Number of     Number (or
                Shares (or   per Share     Shares (or    Approximate
                Units        (or Unit)     Units)        Dollar Value)
                Purchased                  Purchased     of Shares (or
                                           As Part of    Units) that
                                           Publicly      May Yet Be
                                           Announced     Purchased Under
                                       Plans or     the Plans or
							 Programs      Programs
      Period
January 1, 2004
thru January 31,
2004                  143       36.73		 -			-

February 1, 2000
thru February 29,
2004	                  -           -            -			-

March 1, 2004
Thru March 31,
2004                    -           -            -			-

Total                 143       36.73            -			-

Item 4.  Submission of Matters to a Vote of Stockholders

On February 4, 2004, the Company held its annual shareholders
meeting.   At the meeting, the shareholders elected the following
directors by the vote shown.

	                  Term      Votes      Votes     Brokers
	                  Ending    For        Withheld  Non-Votes
Thompson S. Baker II    2007    26,997,131   666,659     -
Luke E. Fichthorn III   2007    26,938,014   725,776     -
Tillie K. Fowler        2007    27,458,297   205,493     -
Francis X. Knott        2007    27,319,327   344,463     -
William H. Walton III   2006    27,445,139   208,651     -

The directors whose terms of office as a director have continued after the meeting are A.R. Carpenter, John D. Baker II, and G. Kennedy Thompson for terms expiring in 2005 and Edward L. Baker,
J. Dix Druce, Jr. and John D. Milton, Jr. for terms expiring in
2006.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.  The response to this item is submitted as a
separate section entitled "Exhibit Index" starting on page
18 of this Form 10-Q.

(b)	Reports on Form 8-K.  During the three months ended March
31, 2004, the Company filed the following reports on Form
8-K:

	On January 22, 2004, the Company filed a Form 8-K filing a copy of the Company's press release on earnings for the quarter ended December 31, 2003 under Item 7 "Financial
Statements and Exhibits", Item 9 "Regulation FD
Disclosures" and Item 12 "Disclosure of Results of
Operations and Financial Condition."

	On March 16, 2004, the Company filed a Form 8-K/A filing financial statements and Pro Forma Financial Information related to the Lafarge Florida, Inc. acquisition under Item
7 "Financial Statements, Pro Forma Financial Statements and
Exhibits."

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 27, 2004                  FLORIDA ROCK INDUSTRIES, INC.

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
	FORM 10-Q FOR THE QUARTER ENDED MARCH, 2004

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




22