Form 10-Q
period 2004-06-30
FLORIDA ROCK INDUSTRIES INC
filed 2004-08-04
CIK 37651

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 2, 2004: 43,282,202 shares of $.10 par value common stock.









FLORIDA ROCK INDUSTRIES, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2004


CONTENTS

                                                                  Page No.

Part I.  Financial Information

Item 1.  Financial Statements (unaudited)
   Condensed Consolidated Balance Sheets                               1
   Condensed Consolidated Statements of Income                         2
   Condensed Consolidated Statements of Cash Flows                     3
   Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial            11
	      Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   18

Item 4.  Controls and Procedures                                      18


Part II.  Other Information


Item 1.  Legal Proceedings							          18

Item 2.  Changes in Securities and Use of Proceeds                    19

Item 6.   Exhibits and Reports on Form 8-K                            19

Signatures                                                            20

Exhibit 11.  Computation of Earnings Per Common Share                 25

Exhibit 31(a)Certification of John D. Baker, II                       26

Exhibit 31(b)Certification of John D. Milton, Jr.                     27

Exhibit 31(c)Certification of Wallace A. Patzke, Jr.                  28

Exhibit 32.  Certification under Section 906 of Sarbanes-Oxley Act    29
		       of 2002



                             PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	(In thousands)
	(Unaudited)

                                                June 30,      September 30,
                                                  2004            2003

ASSETS
Current assets:
 Cash and cash equivalents                     $   24,051           38,135
 Accounts receivable, less allowance
  for doubtful accounts of $2,538
  ($3,419 at September 30, 2003)                  117,532          106,954
 Inventories                                       34,553           37,079
 Current deferred income taxes                      4,713            2,530
 Prepaid expenses and other                         4,781            5,396
  Total current assets                            185,630          190,094

Other assets                                       67,108           57,709
Goodwill                                          148,391          148,573
Property, plant and equipment, at cost:
 Depletable land                                  127,654          128,715
 Other land                                        74,853           52,074
 Plant and equipment                              797,508          784,367
 Construction in process                           20,615            7,276
                                                1,020,630          972,432
 Less accumulated depreciation,
  depletion and amortization                      508,901          482,654
  Net property, plant and equipment               511,729          489,778
                                               $  912,858          886,154
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable to banks             $   10,000                -
 Accounts payable                                  50,065           46,557
 Dividends payable                                  7,215            7,187
 Federal and state income taxes                         -            3,600
 Accrued payroll and benefits                      26,040           21,131
 Accrued insurance reserve                          9,330            4,924
 Accrued liabilities, other                        10,277           11,806
 Long-term debt due within one year                 1,007              518
  Total current liabilities                       113,934           95,723

Long-term debt                                     43,096          118,964
Deferred income taxes                              74,706           65,907
Accrued employee benefits                          18,180           17,661
Long-term accrued insurance reserves               10,443            8,281
Other accrued liabilities                           5,323            5,196
 Total liabilities                                265,682          311,732

Shareholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 43,281,467 shares issued
  (43,078,102 shares at September 30, 2003)         4,328            4,308
 Capital in excess of par value                    22,712           18,078
 Retained earnings                                620,136          552,036
  Total shareholders' equity                      647,176          574,422
                                               $  912,858          866,154
See accompanying notes.



	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(In thousands except per share amounts)
	(Unaudited)
                                      Three Months Ended   Nine Months Ended
                                           June 30,             June 30,
                                       2004       2003      2004        2003

Net sales                            $245,334    193,049   689,417     514,157
Freight revenues                        6,315      5,064    16,226      11,817
  Total sales                         251,649    198,113   705,643     525,974

Cost of sales                         170,590    138,299   495,383     381,741
Freight expense                         6,247      4,885    16,145      11,647
  Total cost of sales                 176,837    142,884   511,528     393,388

Gross profit                           74,812     54,929   194,115     132,586
Selling, general and administrative    23,588     20,773    67,750      57,344
Loss(Gain)on sale of real estate           71         39   (12,866)     (2,409)
Operating profit                       51,153     34,117   139,231      77,651

Interest expense                         (564)      (402)   (1,745)     (1,314)
Interest income                           175        519       679       1,572
Other income (expense), net             1,038      1,216     2,392       1,824

Income before income taxes             51,802     35,450   140,557      79,733
Provision for income taxes             18,752     12,479    50,882      28,066
Income before cumulative effect of
 accounting change                     33,050     22,971    89,675      51,667
Cumulative effect of accounting
 change, net of income taxes of $181        -          -         -         333
Net income                           $ 33,050     22,971    89,675      52,000

Earnings per share:
 Basic
  Income before cumulative effect
   of accounting change                 $ .76        .53      2.08        1.20
  Cumulative effect of accounting
   change                                   -          -         -         .01

   Net income                           $ .76        .53      2.08        1.21

 Diluted
  Income before cumulative effect of
   accounting change                    $ .75        .53      2.04        1.18
  Cumulative effect of accounting
   change                                   -          -         -         .01

   Net income                           $ .75        .53      2.04        1.19

Cash dividends per common share         $.167       .067      . 50         .20

Weighted average shares used
in computing earnings per share:
 Basic                                 43,259     42,962    43,174      42,915
 Diluted                               44,101     43,671    44,036      43,586


See accompanying notes.



	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        NINE MONTHS ENDED JUNE 30, 2004 AND 2003
	(In thousands)
	(Unaudited)
                                                   2004       2003
Cash flows from operating activities:
  Net income                                      $89,675   52,000
  Cumulative effect of accounting change                -     (333)
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization       47,222   47,553
    Deferred income tax provision                   6,615      137
    Provision for doubtful accounts                   577      720
    Gain on disposition of property, plant and
      equipment                                   (15,728)  (3,682)
    Net changes in operating assets and
     liabilities:
     Accounts receivable                          (11,241)  (9,385)
     Inventories                                    2,527   (1,136)
     Prepaid expenses and other                       615   (2,430)
     Accounts payable and accrued liabilities      10,638     (894)
     Other, net                                      (639)     539

 Net cash provided by operating activities        130,261   83,089

Cash flows from investing activities:
  Purchases of property, plant and equipment      (79,642) (35,258)
  Proceeds from the sale of property, plant and
   equipment                                       26,824    4,704
  Additions to other assets                        (9,292)  (4,305)
  Collections of notes receivable                      38      522

Net cash used in investing activities             (62,072) (34,337)

Cash flows from financing activities:
  Proceeds from long-term debt                          -      808
  Increase (decrease)in short-term debt            10,000   (6,900)
  Repayment of long-term debt                     (75,379)    (359)
  Exercise of employee stock options                4,659    2,400
  Repurchase of common stock                           (5)       -
  Payment of dividends                            (21,548)  (8,588)

Net cash used in financing activities             (82,273) (12,639)


Net increase(decrease)in cash and cash equivalents(14,084)  36,113
Cash and cash equivalents at beginning of year     38,135    3,845

Cash and cash equivalents at end of period        $24,051  $39,958


See accompanying notes.








                  FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                	(Unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Florida Rock Industries, Inc. and its more than 50% owned subsidiaries (collectively, the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2004. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. included in its Annual Report on Form 10-K for the year ended September 30, 2003.

(2)	Stock Option Plan

	The Company accounts for stock options under the intrinsic
value method of APB Opinion No. 25.   The Company has not
incurred any compensation cost using the intrinsic value
method for employee stock options.   If the fair value based
method had been used the following table summarizes the
proforma effect:
                              Three Months Ended  Nine Months Ended
                                    June 30,         June 30,
                                 2004     2003     2004      2003

     Reported net income      $ 33,050   22,971   89,675    52,000
     Compensation cost
       determined under fair
       value based method, net
       of income taxes            (523)    (419)  (1,481)   (1,168)
     Proforma net income       $32,527   22,552   88,194    50,832

     Basic earnings per share:
       Reported net income     $   .76      .53     2.08      1.21
       Compensation cost, net
         of income taxes          (.01)    (.01)    (.04)     (.03)
       Proforma                $   .75      .52     2.04      1.18

     Diluted earnings per share:
       Reported net income     $   .75      .53     2.04      1.19
       Compensation cost, net
         of income taxes          (.01)    (.01)    (.04)     (.03)
       Proforma                $   .74      .52     2.00      1.16

(3)	Common Stock Split

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

Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.
The liability is accreted at the end of each period through
charges to operating expenses.   If the obligation is
ultimately settled for other than the carrying amount of the liability, a gain or loss will be recognized on settlement.

All legal obligations for asset retirement obligations were identified and the fair value of these obligations were determined as of October 1, 2002. Previously, the Company accrued for such costs on the units of production basis over
the estimated reserves.   Upon the adoption of the new
standard, the Company recorded the current fair value of its
expected costs of reclamation.   The cumulative effect of the
change on prior years resulted in income recognized in the first quarter and first nine months of fiscal 2003 of $514,000 before income taxes and $333,000 after income taxes.

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

The analysis of asset retirement obligation for the nine months ended June 30, 2004 and 2003 is as follows (in thousands):

                                       2004     2003

      Balance at beginning of period       $8,649   $    -
      Initial liability on adoption of
       the new standard                         -    8,385
      Additional liabilities                   96      199
      Accretion of expenses                   271      281
      Payment/settlement of obligations      (147)    (443)
       Balance at end of period            $8,869    8,422

(5)	New Accounting Pronouncement
	In December of 2003, the FASB revised Statement No. 132 "Employers' Disclosures about Pensions and Other
Postretirement Benefits."   This Statement retains the
disclosure requirements of the original Statement, which it replaces, and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The annual financial statement disclosures are effective for the Company for the fiscal year ended September 30, 2004. For the three and nine months ended June 30, 2004 and 2003, no pension income or expense was recorded. Based on current estimates, there is no requirement to make cash contributions for fiscal 2004.

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



                                  Three Months       Nine Months
                                  Ended June 30,    Ended June 30,
                                      2003              2003

  Total sales                  $222,939           597,624
  Net income                   $ 25,373            59,455
    Earnings per share:
     Basic                         $.59              1.39
     Diluted                       $.58              1.38

   The pro forma results have been prepared for comparative purposes only and include certain adjustments for increased
interest expense on the revolving credit agreement.   The pro
forma results are not indicative either of the results of operations that actually would have resulted had the acquisition occurred October 1, 2002 or of future results.

(7)	Inventories

       Inventories consisted of the following (in thousands):

                                     June 30,      September 30,
                                      2004             2003

      Finished products            $ 19,930           21,240
      Raw materials                   7,299            8,223
      Work in progress                1,166            1,704
      Parts and supplies              6,158            5,912
                                   $ 34,553           37,079

(8)  Gain on Sale of Real Estate

	On November 12, 2003, the Company closed on all remaining installments of a sale of a former quarry site. Gross proceeds of the sale were $20,250,000 resulting in a pre-tax gain of approximately $12,927,000 or $8,273,000 after tax for the nine months ended June 30, 2004.

(9)	Other Transaction

	In May 2004, the Company sold for $6,500,000 a calcium plant and recognized a pre-tax gain of $2,490,000 ($1,588,000 after
tax or 3.6 cents per diluted share).    The results of
operations of this plant were immaterial to the consolidated results of operation.

(10)	Business Segments

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


Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                                 Three Months Ended Nine Months Ended
                                      June 30,          June 30,
                                   2004     2003     2004      2003

Net sales, excluding
  freight
   Construction aggregates $ 77,865   69,593  217,424  179,353
   Concrete products        152,967  130,833  425,389  354,549
   Cement and calcium        42,271   15,221  126,015   44,472
   Intersegment sales       (27,769) (22,598) (79,411) (64,217)

   Total net sales,
     excluding freight     $245,334  193,049  689,417  514,157

Operating profit
   Construction aggregates $ 22,968   20,682   71,291   46,736
   Concrete products         21,062   13,959   45,225   25,537
   Cement and calcium        13,922    4,723   36,411   14,048
   Corporate overhead        (6,799)  (5,247) (13,696)  (8,670)

   Total operating         $ 51,153   34,117  139,231   77,651
     Profit

      Identifiable assets, at quarter end
   Construction aggregates                   $347,156  334,989
   Concrete products                          246,771  217,980
   Cement and calcium                         224,444  109,930
   Unallocated corporate
     assets                                    57,890   52,831
   Cash items                                  24,052   39,957
   Investments in affiliates                   12,545   17,542

   Total identifiable
     Assets                                  $912,858  773,229

	Construction aggregates operating profit for the nine months ended June 30, 2004 includes gains on the sale of real estate of $12,932,000 and for the nine months ended
June 30, 2003 includes gains on sale of real estate of $2,448,000.

	Cement and calcium operating profit for the three and nine months ended June 30, 2004 includes a gain of $2,490,000 on the sale of a calcium plant.

	The Company is self-insured for group health costs and allocates group health expense to the business segments based on expected costs to be incurred by each business
segment.   For 2003, the allocations were exceeding costs
being incurred, and during the third quarter of 2003 the allocation for fiscal 2003 was revised and the business
segments received a credit for the over allocation.   The
credit to aggregates was $365,000, to concrete products was $935,000 and to cement and calcium was $125,000 whereas corporate overhead had expense of $1,425,000 due to the
reallocation.   Prior to June 30, 2003, these adjustments
were recorded at year-end. During fiscal 2004, these adjustments were recorded quarterly if necessary.

(11)	Debt

	In May 2004, the Company renewed its revolving credit facility and increased the maximum amount under the revolver to $250,000,000, lowered the variable interest rate to 45 basis points over LIBOR and extended the maturity to June 30, 2009.


(12)	Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended June 30, 2004 and 2003 for certain expense items are as follows (in thousands):

                                              2004       2003
      Interest expense, net of
       amount capitalized                   $ 1,742     1,308
      Income taxes                          $45,836    21,764

The following schedule summarizes non-cash investing and financing activities for the nine months ended June 30, 2004 and 2003 (in thousands):

                                              2004       2003

       Additions to property, plant
        and equipment from exchanges        $   99        773
       Additions to other assets from
          selling property, plant for
          a prepaid royalty agreement       $1,000          -
       Additions to receivables from
          selling property, plant and
          equipment for a note              $    -         20

 (13) Related Party Transaction

     On March 31, 2004, the Company purchased from Patriot
Transportation Holding, Inc. ("Patriot") a parcel of land
and improvements containing approximately 6,321 acres in
Northeast Florida for $13,000,000 in escrow cash.   On May
7, 2004, the Company purchased 108 acres of land in
Northern Virginia for $15,000,000 from Patriot.   These
transactions were reviewed and approved on behalf of the Company by a committee of independent directors after receipt of appraisals and consultation with management.

 (14)	Contingent Liabilities

In November 2000, the United States Environmental
Protection Agency through the offices of the United States
Attorney for the District of Columbia commenced an
investigation of DC Materials, Inc. and Cardinal Concrete
Company, both subsidiaries of the Company, with respect to
a parcel of real property leased by DC Materials, Inc. in
the District of Columbia.   The investigation consists of
looking into possible violations of the Clean Water Act in
connection with the discharge of runoff water at the
aforementioned site.   On September 10, 2003, a former
employee of this facility was convicted of violating the
Clean Water Act.   As a result, he has been barred from
receiving federal government contracts or benefits at this
facility.   Neither the Company nor its subsidiaries have
been barred from receiving government contracts or benefits
at this facility.   The Company and its subsidiaries are
cooperating fully with the investigation, which is still
continuing.   On April 27, 2004, the United States
Environmental Protection Agency requested the Company to
provide information on the Company's environmental
compliance programs to show that the Company is a
responsible party that should not be barred from receiving
federal government contracts or benefits.   The Company
provided the requested information by letter dated June 24,
2004.   Based in part on advice of counsel, in the opinion
of management, the outcome is not expected to have a material adverse effect on the Company's consolidated financial statements.

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

On March 25, 2004, the plaintiffs filed a Motion to Amend
Complaint.   The amended complaint dropped plaintiffs'
claim under the Migratory Bird Treaty Act and added a claim
that the Corps violated the National Environmental Policy
Act by not preparing a supplemental environmental impact
statement.   Plaintiffs' amended complaint did not include
a motion for a preliminary injunction.   As of July 23,
2004, all memoranda of law regarding summary judgment have
been filed.   Oral argument on the summary judgment motions
is scheduled for August 23, 2004; however, the Federal
Defendants have asked the court to reschedule the hearing in September 2004.

The Company is unable to assess at this time, with any degree of certainty, the impact on the Company and its future financial performance of an adverse judgment in this lawsuit.

A lawsuit was filed by three environmental organizations on
June 26, 2003, challenging federal agency decisions to
authorize the Company's proposed limestone mine in Ft.
Myers, Florida.   Specifically, the environmental
plaintiffs challenge the U.S. Army Corps of Engineers' (the
"Corps") April 2003 decision to issue a new mining permit
pursuant to Section 404 of the federal Clean Water Act, and
the U.S. Fish and Wildlife Service's January 30, 2002,
biological opinion concluding that this limestone mining
would not jeopardize the continued existence of the Florida
panther.   The environmental plaintiffs claim that the two
federal agencies violated the Clean Water Act, the
Endangered Species Act, the Administrative Procedures Act,
and National Environmental Policy Act.   They ask the court
to invalidate the U.S. Fish and Wildlife Service's January
30, 2002, biological opinion, to set aside the April 2003
Corps permit, and to remand U.S. Fish and Wildlife
Service's January 30, 2003, biological opinion so that the Service can prepare "a complete and adequate" biological opinion.

The Company was not named as defendant in the lawsuit by
the environmental plaintiffs; however, since the Company
would be adversely affected if the environmental groups
were to obtain all of the relief they seek, on September 2,
2003, the Company filed a Motion to Intervene.   The court
granted the Motion to Intervene.   The federal defendants
to this lawsuit filed a Motion to Transfer Venue to the
Middle District of Florida.   The Court denied this Motion
to Transfer Venue.

Plaintiffs filed their motion for Summary Judgment on
January 16, 2004 and defendants filed their Cross Motion
for Summary Judgment on February 20, 2004.   Both parties
filed their reply briefs and oral arguments on the Motions for Summary Judgment was held on July 6, 2004.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

	Overview.   The Company is one of the nation's leading
producers of construction aggregates, a major provider of ready-mix concrete and concrete products in the Southeastern and mid Atlantic States and a significant supplier of cement in Florida
and Georgia.   We operate through three business segments:
construction aggregates, concrete products and cement and
calcium.    The construction aggregates segment is engaged in the
mining, processing, distribution and sale of sand, gravel and
crushed stone.   The concrete products segment is engaged in
production and sale of ready-mix concrete, concrete block, prestressed concrete as well as sales of other building
materials.   The cement and calcium products segment is engaged
in the production and sale of Portland and masonry cement, the importation of cement and slag which products are either sold, ground or blended and then sold and the sale of calcium products to the animal feed industry.

For the contribution made to net sales and operating profit from each business segment, see Note 10 to the Condensed Consolidated
Financial Statements.

During August 2003, the Company completed the acquisition of
Lafarge Florida Inc. (see Note 6).     As a result, this
acquisition is a significant contributor to the changes in our operating results for the three and nine months ended June 30, 2004 as compared to the same periods last fiscal year.

The Company's operations are influenced by a number of external
and internal factors.   External factors include weather,
competition, levels of construction activity in the Company's markets, the cost and availability of money, appropriations and construction contract lettings by federal and state governments, fuel costs, transportation costs, driver availability, availability and affordability of clinker and cement, reliability and affordability of ocean shipping vessels to deliver clinker and cement, labor costs and inflation. Internal factors include sales mix, plant location, quality and quantities of aggregates reserves, capacity utilization and other operating factors.

Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year, due primarily to the effect that weather has on the
Company's sales and production volume.   Normally, the highest
sales and earnings of the Company are attained in the Company's third and fourth quarters and the lowest sales and earnings are
attained in the Company's first and second quarters.   In
addition, quarterly results will be affected by planned
maintenance at the cement plant.   The Company expenses
maintenance costs at the cement plant, which can be significant, when incurred. The Company expensed planned maintenance of $984,000 in the third quarter and $3,284,000 in the first nine months of fiscal 2004, as compared to $644,000 in the third quarter and $2,522,000 in the first nine months of fiscal 2003. The plant was shut down for ten days in the third quarter and twenty-four days for the first nine months of fiscal 2004 and nine days in the third quarter and eighteen days for the first nine months of fiscal 2003 for planned maintenance.

Earlier in the year, ocean shipping rates for clinker and cement increased dramatically as a result of a shortage in ocean vessels in the Atlantic and Caribbean areas and short-term maintenance shutdowns at several other Florida cement producers that put
greater demands on Florida cement production facilities.   In
addition, certain of our trading partners transferred extra volumes to us during quarter to accommodate short-term operating changes at their respective facilities.

During the third quarter of our fiscal year, supplies of cement
remained extremely tight.    This shortage is being driven by
record demands for cement in the Florida market, unusual downtime at some of our Florida competitors' plants, no availability of increased imports or shipping vessels to fill the gaps and strong demand for cement. We had one less ship scheduled which resulted in approximately 30,000 tons less of imported cement available
for sale.    Deliveries of imported cement and clinker did not
occur on a timely basis and were several days late.   This
resulted in outages at our cement terminals on several occasions and shipping product longer distances from our cement plant in
Newberry.   During the fourth quarter we expect to have our
previous quarterly levels of imported cement available.

The shortage of cement has caused some curtailment of sales of
ready-mix concrete.   Some concrete competitors have shut down
facilities for short periods of time. The Company has not had to shut down any concrete plants but has had to curtail operating hours by closing on Saturday and early in the afternoon. As we enter the fourth quarter, the cement shortages continue to exist.
  In addition, in some markets there are now shortages of
construction aggregates.    Our construction aggregate plants in
our Florida market have reduced their inventories and are selling their production.

Our concrete products segment has had improved operating efficiencies during the shortage since we are now able to schedule our ready-mix trucks several days in advance and have been able to maintain or slightly increase our volumes with reduced operating hours.

As we enter the fourth quarter, cement and aggregate availability will continue to be a challenge. Demand for our products in July has continued at the previous quarter rate and appears to be
sustainable for the fourth quarter.   July price improvement
effected in our Florida cement, stone and concrete operations have the potential to improve our future operating performance subject to the vagaries of hurricane season and other negative weather conditions typical of late summer and early fall.

	Operating Results.     For the third quarter of fiscal
2004, which ended June 30, 2004, consolidated sales increased 27.0% to $251,649,000 from $198,113,000 in the same quarter last year.  The cement operations acquired in August 2003 contributed
sales of $25,542,000.   Excluding this acquisition, sales would
have been $226,107,000, which represents a 14.1% increase.

The increase in sales was due to increased revenues in all three segments. Revenues in the concrete products segments increased due to higher volumes of all products and an increase in the average selling price. Revenues in the aggregates segment increased primarily as a result of higher volumes partially offset by a slight decrease in the average selling price attributable to variations in product mix. Revenues increased in the cement and calcium segment due to the acquisition and to higher cement volumes and prices from existing operations.

For all three business segments, volumes were aided by more
favorable weather conditions in all our major markets.   Due to
shortages of clinker and cement during the third quarter of fiscal 2004, operating hours and shipments of cement at our distribution facilities were reduced from the second quarter. For our concrete operations, the volume improvements were due to increased activity in our markets and ability to schedule deliveries several days in advance. The shortages of cement in our southern markets resulted in a reduction in operating hours and some allocation of product to our customers.

For the first nine months of fiscal 2004, which ended June 30, 2004, consolidated sales increased 34.2% to $705,643,000 from $525,974,000 last year. The cement operations acquired in August
2003 contributed sales of $77,858,000.   Excluding this
acquisition, sales would have been $627,785,000, which represents a 19.4% increase.

For the first nine months, the increase in sales was due to increased revenues in all three segments. Revenues in the concrete products segments increased due to higher volumes of all products and an increase in the average selling price. Revenues in the aggregates segment increased as a result of higher volumes partially offset by a slight decrease in the average selling price due to variation in product mix. Revenues increased in the cement and calcium segment due to the acquisition and higher cement volumes from existing operations partially offset by lower average selling price of cement from existing operations.
Cement volumes were also unusually high at our Newberry plant as certain of our trading partners transferred extra volumes to us during the second quarter to accommodate short-term operating
changes at their respective facilities.   For all three business
segments, volumes were aided by more favorable weather conditions in all our major markets.

Gross profit for the third quarter increased 36.2% to $74,812,000 from $54,929,000 for the same quarter last year. Gross profit margin for the third quarter increased to 29.7% from 27.7% last year. Gross profit and margin improved in all three segments. The improvement in the aggregates segment was due to volume
increases which resulted in lower operating costs per ton.   In
addition, lower costs from start up of new quarry operations improved gross profit by approximately $400,000. The improvement in the cement and calcium segment is due to the acquisition in August 2003 and to existing operations lowering the cost per unit
as a result of increasing volumes.   The improvement in gross
profit in the concrete products segment was due to volume improvements which lowered the per unit cost and reduced depreciation expense. Gross profit for the third quarter of fiscal 2004 included a gain of $2,490,000 on the sale of a calcium plant. Negatively impacting gross profit this quarter fiscal year was an increase of $885,000 in fuel costs, an increase of $1,549,000 in electric costs and an increase of
$686,000 in insurance costs.   The increased electric costs were
primarily in the cement and calcium segment.

Gross profit for the nine months increased 46.4% to $194,115,000 from $132,586,000 last year. Gross profit margin increased to 27.5% from 25.2% last year. Gross profit margin improved in all
three segments.   The improvement in the aggregates segment was
due to volume increases which resulted in lower operating costs
per ton and lower depreciation expense.   These improvements were
partially offset by start up losses of new quarry operations that were approximately $800,000 higher this year. The improvement in the cement and calcium segment is due to the acquisition in August 2003 and to existing operations lowering the cost per unit
as a result of increasing volumes.   The improvement in gross
profit in the concrete products segment was due to volume improvements, which lowered the per unit cost, as well as reduced
depreciation expense.   During the first nine months of fiscal
2004 as compared to the same period last year, gross profit was negatively impacted due to increased insurance costs of $3,663,000, increased electric costs of $4,925,000 and increased
fuel costs of $2,506,000.    The increase in insurance costs
results from higher premiums for insurance and an addition to risk insurance reserves of $2,161,000 due to increased frequency and severity of claims and accidents in the second and third quarters. Included in gross profit for fiscal 2004 is a gain of $2,490,000 on the sale of a calcium plant.

Selling, general and administrative expenses for the third quarter increased to $23,588,000 from $20,773,000 last year
constituting 9.4% of sales as opposed to 10.5% last year.   The
increased amount is primarily due to increased profit sharing expense (which is linked to profitability before real estate gains) and increased professional fees.

Selling, general and administrative expenses for the nine months increased to $67,750,000 from $57,344,000 last year constituting
9.6% of sales as opposed to 10.9% last year.   The increased
amount is primarily due to increased profit sharing expense (which is linked to profitability before real estate gains), increased professional fees and a contribution to a state scholarship program which is offset by a credit to state income taxes.

On November 12, 2003, the Company closed on all remaining
installments of a sale of its former quarry site at Naples,
Florida.   Gross proceeds of the sale were $20,250,000 resulting
in a pre-tax gain of approximately $12,927,000 or $8,273,000 after tax for the nine months of fiscal 2004.

Interest expense for the third quarter increased to $564,000 from $402,000 for the same quarter last year. Interest expense for the nine months increased to $1,745,000 from $1,314,000 last year. This increase is attributable to higher debt outstanding under the Company's revolver due to the acquisition in August 2003.

Interest income for the third quarter decreased to $175,000 as compared to $519,000 for the same quarter last year. Interest income for the nine months decreased to $679,000 as compared to $1,572,000 last year. This is primarily due to the loss of interest on the real estate transaction described in Note 8.

Included in other income is equity in operating results of our
50% owned joint ventures.   The equity in these ventures was a
gain of $349,000 for the third quarter of fiscal 2004 as compared to a gain of $362,000 last year. The equity in these ventures was a gain of $758,000 for the nine months of fiscal 2004 as compared to a gain of $48,000 last year.

Income tax expense increased $6,273,000 for the third quarter of
fiscal 2004.   This is due to higher income before taxes and an
increase in the tax rate to 36.2% versus 35.2% last year. Income tax expense increased $22,816,000 for the nine months of fiscal
2004.   This is due to higher income before taxes and an increase
in the tax rate to 36.2% versus 35.2% last year.   This increase
in the effective income tax rate was due to increased contribution to earnings from the cement and calcium and concrete products business segments not subject to percentage depletion.

	Liquidity and Capital Resources.   For the nine months of
fiscal 2004, cash provided by operating activities of $130,261,000, proceeds from sale of property, plant and equipment of $26,824,000, exercise of stock options of $4,659,000 and short-term borrowings of $10,000,000 funded the repayment of $75,379,000 of debt; purchases of property, plant and equipment of $79,642,000, additions to other assets of $9,292,000 and payment of dividends of $21,548,000.

For the nine months of fiscal 2003, cash provided by operating activities of $83,089,000, exercise of stock options of $2,400,000 and proceeds from the sale of property of $4,704,000 funded the repayment of $6,900,000 of the short-term overnight lines; purchases of property, plant and equipment of $35,258,000 and payment of dividends of $8,588,000.

Cash generated by operating activities is used to fund the capital expenditure program, dividend payments and if there is excess cash, it is used to reduce revolving credit facilities. If there is a shortfall, borrowings are made under the revolving credit facilities. Based on current expectations, management believes that its internally generated cash flow and access to existing credit facilities are sufficient to meet the liquidity requirements necessary to fund operations, capital requirements,
debt service and future dividend payments.   At June 30, 2004,
there was available $250,000,000 under a long-term revolver and
$55,000,000 available under overnight lines of credit.      In
addition, there is approximately $28,000,000 that could be re-borrowed under insurance policies.

On August 4, 2004, the Board of Directors approved a special one-time dividend of $1.00 per share plus a 20% increase in the regular quarterly dividend from $.1667 to $.20 per share. Both dividends will be payable to shareholders of record on September 17, 2004 and will be paid on October 1, 2004. The one-time dividend was declared to enable shareholders to receive the benefit of the existing favorable tax rate on dividends.

During May 2004, the Company renewed its revolving credit facility for a new term of five years, increased the amount available under the facility to $250,000,000 and lowered the interest rate to 45 basis points over LIBOR.

Working capital at June 30, 2004 was $71,696,000 as compared to
$94,371,000 at September 30, 2003.   The primary reason for the
decrease was surplus cash was used to repay long-term debt.

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

During fiscal 2002, Patriot agreed to sell 108 acres in Northern Virginia for $15,000,000 land to the Company. On May 7, 2004,
the Company completed this purchase.   In May 2003, Patriot
agreed to sell another parcel of property for $1,638,000. The closing of this sale is to occur no later than December 31, 2004. These transactions have been reviewed and approved on behalf of the Company by a committee of independent directors.

In December 2003, the Company had also agreed to purchase and on March 31, 2004, purchased from Patriot a parcel of land and improvements containing approximately 6,321 acres in Northeast
Florida for $13,000,000 in cash.   This transaction was reviewed
and approved on behalf of the Company by a committee of independent directors after receipt of an appraisal and consultation with management.

	Outlook.   The product demand levels experienced in our
markets during our first three quarters appear to be sustainable
for the coming fourth quarter.    The July pricing improvements
effected in our Florida cement, stone and concrete operations have the potential to improve our future performance subject to the vagaries of hurricane season and other negative weather conditions typical of late summer and early fall.

	Forward-Looking Statements.   Certain matters discussed in
this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking
statements.   These forward-looking statements relate to, among
other things, capital expenditures, liquidity, capital resources, and competition and may be indicated by words or phrases such as "anticipate," "estimate," "plans," "project," "continuing," "ongoing," "expects," "contemplates," "management believes," "the Company believes," "the Company intends," and similar words or
phrases.   The following factors are among the principal factors
that could cause actual results to differ materially from the forward-looking statements: availability and terms of financing; the weather; competition; levels of construction activity in the Company's markets; cement shipments; fuel and electric costs; transportation costs; inflation; quality and quantities of the Company's aggregates reserves; residential and nonresidential construction; public spending for federal highways and infrastructure; governmental regulations; ocean shipping rates; and management's ability to determine appropriate sales mix, plant location and capacity utilization.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, as of June 30, 2004, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, Chief Financial
Officer and Chief Accounting Officer.   The evaluation
conducted by, the Company's President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer has provided them with reasonable assurance that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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




PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Note 14 to the Condensed Consolidated Financial Statements included in this Form 10-Q is incorporated by reference.

Item 2.  Changes in Securities and Use of Proceeds

Purchases of Equity Securities.   There were no repurchases of
equity securities during the third quarter.

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


Period
April 1, 2004
thru April 30,
2004                    -           -		 -			-

May 1, 2004
thru May 31,
2004	                  -           -            -			-

June 1, 2004
Thru June 30,
2004                    -           -            -			-

Total                   -           -            -			-

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.  The response to this item is submitted as a
separate section entitled "Exhibit Index" starting on page
19 of this Form 10-Q.

(b)	Reports on Form 8-K.  During the three months ended June
30, 2004, the Company filed the following reports on Form
8-K:

	On April 16, 2004, a Form 8-K was filed reporting under
Item 5 "Other Events and Required FD Disclosure" that the
Trustees of the Cynthia L. Baker Trust intended to sell up to 1,000,000 shares of common stock of the Company.

	On April 21, 2004, the Company filed a Form 8-K filing a copy of the Company's press release on earnings for the quarter ended December 31, 2003 under Item 7 "Financial
Statements and Exhibits", Item 9 "Regulation FD
Disclosures" and Item 12 "Disclosure of Results of
Operations and Financial Condition."

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 4, 2004                   FLORIDA ROCK INDUSTRIES, INC.

	                        JOHN D. BAKER, II
                                   JOHN D. BAKER, II
                               President and Chief Executive
                               Officer


                              JOHN D. MILTON, JR.
                              JOHN D. MILTON, JR.
                               Executive Vice President,
                               Treasurer and Chief Financial
                               Officer


                              WALLACE A. PATZKE, JR.
                              WALLACE A. PATZKE, JR.
                               Vice President, Controller
                                     and Chief Accounting Officer






        FLORIDA ROCK INDUSTRIES, INC.
	FORM 10-Q FOR THE QUARTER ENDED JUNE, 2004

	EXHIBIT INDEX
(3)(a)(1)	Restated Articles of Incorporation of Florida
Rock Industries, Inc., filed with the Secretary
of State of Florida on May 9, 1986, incorporated
by reference to an exhibit previously filed with
Form 10-Q for the quarter ended December 31,
1986.   File No. 1-7159.

(3)(a)(2)	Amendment to the Articles of Incorporation of
Florida Rock Industries, Inc. filed with the
Secretary of State of Florida on February 19,
1992, incorporated by reference to an exhibit
previously filed with Form 10-Q for the quarter
ended September 30, 1993.   File No. 1-7159.

(3)(a)(3)	Amendments to the Articles of Incorporation of
Florida Rock Industries, Inc. filed with the
Secretary of the State of Florida on February 7,
1995, incorporated by reference to an appendix to the Company's Proxy Statement dated December
15, 1994.

(3)(a)(4)	Amendment to the Articles of Incorporation of
Florida Rock Industries, Inc. filed with the
Secretary of State of Florida on February 4,
1998, incorporated by reference to an exhibit
previously filed with Form 10-Q for the quarter
ended March 31, 1998.   File No. 1-7159.

(3)(a)(5)	Amendment to the Articles of Incorporation of
Florida Rock Industries, Inc. filed with the
Secretary of State of Florida on May 5, 1999.
A form of such amendment was previously filed
as Exhibit 4 to the Company Form 8-K dated May
5, 1999 and is incorporated by reference
herein.   File No.1-7159.

(3)(b)(1)	Restated Bylaws of Florida Rock Industries,
Inc., adopted December 1, 1993, incorporated by
reference to an exhibit previously filed with
Form 10-K for the fiscal year ended September
30, 1993.   File No. 1-7159.

(3)(b)(2)	Amendment to the Bylaws of Florida Rock
Industries, Inc. adopted October 5, 1994,
incorporated by reference to an exhibit
previously filed with Form 10-K for the fiscal
year ended September 30, 1994.   File No. 1-
7159.



(3)(b)(3)	Amendment to the Bylaws of Florida Rock
Industries, Inc. adopted February 4, 1998,
incorporated by reference to an exhibit
previously filed with Form 10-Q for the quarter
ended March 31, 1998.   File No. 1-7159.

(3)(b)(4)	Amendment to the Bylaws of Florida Rock
Industries,  Inc.  adopted  December   5, 2001.
incorporated by reference to an exhibit
previously filed with Form 10-Q for the quarter
ended December 31, 2001.   File No. 1-7159.

(3)(b)(5) Amendment to the Bylaws of Florida Rock
Industries, Inc. adopted May 5, 2004.

(4)(a)	Articles III, VII, and XIII of the Articles of
Incorporation of Florida Rock Industries, Inc.
incorporated by reference to exhibits previously
filed with Form 10-Q for the quarter ended
December 31, 1986 and Form 10-K for the fiscal
year ended September 30, 1993 and Articles XIV
and XV, of the Articles of Incorporation of
Florida Rock Industries, Inc. incorporated by
reference as appendix to the Company's Proxy
Statement dated December 15, 1994.   File No. 1-
7159.

(4)(b)	Credit Agreement dated as of May 27, 2004 among
Florida Rock Industries, Inc.; Wachovia Bank,
N.A.; Bank of America, N.A.; SunTrust Bank;
Wachovia Capital Markets, LLC and Banc of
America Securities, LLC.

(4)(c)	The Company and its consolidated subsidiaries
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




24