Form 10-K
period 2004-09-30
FLORIDA ROCK INDUSTRIES INC
filed 2004-12-06
CIK 37651

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
	FORM 10-K
(Mark one)
   [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended September 30, 2004
	OR
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).   Yes X  No

At December 1, 2004 the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $1,799,923,463. At such date there were 43,356,949 shares of the registrant's Common Stock outstanding.

	Documents Incorporated by Reference
Portions of the Florida Rock Industries, Inc. 2004 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Florida Rock Industries, Inc. Proxy Statement dated December 17, 2004 are incorporated by reference into Part III.



                                    PART I
Item 1.  BUSINESS.

Florida Rock Industries, Inc., whose predecessors began business in 1929, was incorporated in Florida in 1945. Florida Rock Industries, Inc. and its subsidiaries (the "Company"), are principally engaged in three business segments: construction aggregates, concrete products and cement
and calcium products.   The construction aggregates segment is engaged in
the mining, processing, distribution and sale of sand, gravel and crushed stone. The concrete products segment is engaged in production and sale of ready mix concrete, concrete block, prestressed and precast concrete as well as sales of other building materials. The cement and calcium products segment is engaged in the production and sale of portland and masonry cement, the importation of cement and slag which are either sold, ground or blended and then sold and sale of calcium products to the animal feed industries. Substantially all operations are conducted in Florida, Virginia, Georgia, Maryland, Washington D.C., Tennessee, Alabama, North Carolina and Delaware. The Company also has an investment in a crushed stone plant in Charlotte County, New Brunswick, Canada.

Information as to business is presented under the caption "Operating Review" on pages 5 and 6 of the accompanying 2004 Annual Report to Shareholders and such information is incorporated herein by reference.

Information as to business segments is presented in Note 14 of the Notes to Consolidated Financial Statements in the accompanying 2004 Annual Report to Shareholders and such information is incorporated herein by reference.

Sales are subject to factors affecting the level of general construction activity including the level of interest rates, consumer confidence, availability of funds for construction, appropriations by federal and state governments for construction, past overbuilding, labor relations in the construction industry, energy shortages, material shortages, weather, climate, and other factors affecting the construction industry in general. Labor disputes in the construction industry may result in work stoppages which may interrupt sales in the affected area. Precipitation or freezing temperatures may cause a reduction in construction activity and related demand for the Company's products. During the winter months, sales and income of the Company's Maryland, Virginia, North Carolina, Washington, D.C., Georgia, Tennessee, Delaware and New Brunswick operations are adversely affected by the impact of inclement weather on the construction industry. The Company's Florida operations usually are not similarly affected during the winter but can be affected by inclement weather during the hurricane season. A decrease in the level of general construction activity in any of the Company's market areas caused by any of the above factors may have a material adverse effect on sales and income derived therefrom.

During 2004 the construction aggregates segment operated three crushed stone plants, two baserock plants, nine sand plants and one industrial sand plant in Florida. It operates six crushed stone plants, three sand plants and owns a two-thirds interest in one crushed stone plant in Georgia; one crushed stone plant in Tennessee; one crushed stone plant near Auburn, Alabama; two sand and gravel plants and two crushed stone plants in Maryland; and two crushed stone plants and two sand plants in Virginia. The Company also operates aggregates distribution terminals in Central and Northern Florida; Coastal Georgia; Northern Virginia; Norfolk-Virginia Beach, Virginia; Baltimore, Maryland; the Eastern Shore of Maryland; Delaware; and Washington, D.C. Construction aggregates are sold throughout most of Florida with the principal exception of the panhandle. In Georgia the Company primarily serves the regional construction markets around Griffin, Macon, Columbus, Rome and the southern and western portions of the Atlanta market and all of South Georgia. In Virginia the Company primarily serves the Richmond, Norfolk, Virginia Beach, Williamsburg and Northern Virginia markets. In Maryland the principal markets served are the greater Baltimore area, Frederick and Montgomery Counties and the Eastern Shore of Maryland. In Delaware the principal market served is south central Delaware. In Florida and Georgia shipments are made by rail and truck. In Virginia and Maryland the Company primarily serves the regional construction markets around Richmond, Virginia and the greater Baltimore area by truck; and the Company's marine division ships materials by barge throughout the Chesapeake Bay area, along the James River between Richmond and Norfolk, Virginia Beach and as far north as Woodbridge, Virginia on the Potomac River and Washington D. C. on the Anacostia River. One joint venture sells products by ship from Canada into New York, South Carolina,
Georgia, Florida and the Caribbean.   During October 2004, the Company
purchased a quarry on the Ohio River in Southern Illinois.

In fiscal 2004 approximately 52% of the coarse aggregates and 60% of the sand used in the Company's concrete operations were produced by the Company. The remaining aggregates were purchased from other suppliers whose geographic locations coupled with transportation costs make it more
economical to serve certain of the Company's plants.   At the present
time, there is an adequate supply of construction aggregates in the areas in which the Company's concrete operations are located, except for the
Florida markets.   Shortages have occurred in the Florida markets due to
the disruption in rail service primarily from the hurricanes.

The concrete products segment manufactures and markets ready mixed concrete, concrete block, precast and prestressed concrete. It also markets other building materials. The concrete operations serve most of Florida with the principal exception of the panhandle; southern and southwest Georgia; the greater Baltimore, Maryland area; the Richmond-Petersburg-Hopewell area; Williamsburg; Hampton-Newport News; and Norfolk/Virginia Beach areas of Virginia along with northern Virginia and Washington, D.C.

Since ready mixed concrete hardens rapidly, delivery is time constrained and generally confined to a radius of approximately 20 to 25 miles from the producing plant.

The Company's annual capacity at its 11 operating concrete block plants is approximately 76 million 8x8x16 equivalent units of block based on current operating schedules.

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

The cement and calcium products segment produces portland and masonry cement in Newberry, Florida which is sold in both bulk and bags to the concrete and concrete products industry. Calcium products for the animal
feed industry are produced in Brooksville, Florida.   Cement and slag is
imported into Tampa, Florida and some of the cement is sold and the
balance is either blended or bagged.   The slag is ground and either sold
or blended and then sold.   Clinker is imported into Port Manatee,
Florida and is ground into cement and sold.

During fiscal 2004, the Company's concrete operations purchased cement from 10 outside suppliers, the three largest of which supplied approximately 36% of the cement used by the Company in its ready mixed concrete, concrete block, and prestressed and precast concrete operations. In addition, the cement segment supplied approximately 28% of the cement used by the Company's concrete operations. During the third quarter of fiscal 2004, supplies of cement became extremely tight. This shortage was driven by record level of demand for cement in the Florida markets, unusual downtime at some of our competitors' plants and no availability of increased imports or shipping vessels to fill the gaps
due to stronger international demand for cement.    This tight supply
continued into the fourth quarter but poor weather conditions during August and September reduced the demand and supply was adequate for
demand during those months.   As the demand return to more normal levels
during fiscal 2005, there is no assurance that supplies will remain
adequate for demand.   The Company has applied to the Florida Department
of Environmental Protection for a permit to expand production at its
Newberry plant.    This proposed expansion is in reaction to the shortage
of domestic cement production capacity compared to projected demand.

The Company's construction aggregates, concrete products and cement are sold in competition with other producers of the same type of construction aggregates, concrete products and cement as well as in competition with other types of construction aggregates, concrete products and cement.
The Company's concrete products compete with other building materials such as asphalt, brick, lumber, steel and other products. The Company believes that price, plant location, transportation costs, service, product quality and reputation are the major factors that affect competition within a given market. Because of the relatively high transportation costs associated with construction aggregates, concrete, cement and calcium products, competition is often limited to products or competitors in relatively close proximity to production facilities. Exceptions exist for areas that may be served by river barges, ocean-going vessels or rail lines.

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

Employees.  The Company employed 3,208 persons at September 30, 2004.

EXECUTIVE OFFICERS OF THE COMPANY
Name                     Age         Office              Position Since
Edward L. Baker          69	Chairman of the Board        May 1989
John D. Baker II         56	President and Chief          February 1996
                                  Executive Officer
John D. Milton, Jr.      59	Executive Vice President,    January 2001
                                  Treasurer and Chief
                                  Financial Officer
C. J. Shepherdson        88	Vice President               September 1972
Thompson S. Baker II     46	Vice President               August 1991
George J. Hossenlopp     61	Vice President               May 2002
Clarron E. Render, Jr.   62	Vice President               August 1991
Wallace A. Patzke, Jr.   57	Vice President, Controller   August 1997
                                  and Chief Accounting Officer
H. W. Walton             59	Vice President,Environment,  September 2004
                                  Safety,Health and
                                  Organizational Development
Scott L. McCaleb         52    Vice President, Corporate    December 2002
                                  Development
Dennis D. Frick          62	Secretary                    October 1992
John W. Green            52	Assistant Secretary          October 1988

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

H. W. Walton has been employed by the Company since August 1985 and has held
various positions.   Most recently, he served as Vice President, Human
Resources and Quality from May 2001 and prior to that he was Director of Quality since April 1998.

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


Item 2.  PROPERTIES.

The Company's principal properties are located in Florida, Georgia, Tennessee, Alabama, North Carolina, Virginia, Washington, D.C., Maryland and Delaware. The following table summarizes the Company's principal construction aggregates production and cement and calcium production facilities and estimated reserves at September 30, 2004.

                          Tons        Tons of
                       Delivered in  Estimated  Approximate
                        Year Ended    Reserves     Acres
                         9/30/04      9/30/04   (L-Leased)(a)     Lease
                        (000's)       (000's)    (O-Owned)     Description


Three crushed stone
 plants in Florida
 located at Gulf
 Hammock (which also
 produces agricultural
 limestone), Ft. Myers
 (which also produces
 baserock), and Miami                                           5 leases
 (which also produces                               L- 4,428    expiring from
 baserock)                   7,891      290,000     O- 8,178    2005 to 2046

Seven crushed stone plants
 in Georgia located at
 Griffin, Forest Park,
 Macon, Tyrone, Columbus,
 Six Mile and Paulding
 County, one crushed stone
 plant located near
 Auburn, Alabama, one                                           10 leases
 crushed stone plant located                        L- 2,308    expiring from
 in Chattanooga, Tennessee  10,888      535,600     O- 1,731    2005 to 2046

Two crushed stone plants
 located at Havre de Grace
 and Frederick, Maryland,
 two located near Richmond,
 Virginia and one joint
 Venture plant in Charlotte                                     1 lease
 County, New Brunswick                              L-   106    expiring
 Canada                     10,083      277,100     O- 1,232    2018

Two baserock plants                                             3 leases
 located at Ft. Pierce                                          expiring
 and Sunniland, Florida        774       16,600     L-13,620    2005 to 2041

Nine sand plants located
 at Keystone Heights,
 Astatula, Lake County,
 Marion County (two
 locations), Keuka,
 Grandin, LaBelle and
 Lake Wales, Florida;
 three sand plants located


                             Tons        Tons of
                         Delivered in  Estimated  Approximate
                          Year Ended    Reserves     Acres
                           9/30/04      9/30/04   (L-Leased)(a)     Lease
                           (000's)       (000's)    (O-Owned)     Description

 at Albany, Leesburg and
 Bainbridge, Georgia;
 two sand and gravel plants
 located at Goose Bay and
 Leonardtown, Maryland, and                                      14 leases
 two sand plants at Charles                          L- 12,975   expiring from
 City, Virginia             11,580      291,500      O-  2,912   2005 to 2046


 The Company has a Portland
 cement plant located at
 Newberry, Florida, one fine
 grinding plant located at
 Brooksville, Florida, a cement
 grinding plant at Port Manatee,
 Florida and a cement grinding                                  2 leases
 and blending plant at Tampa                         O-   876   expiring from
 Florida                     2,956      143,100      L- 6,951   2020 to 2046


Future reserves:
 Sand:
 Lake County, Florida(c)                 22,700      L- 1,290
   (two locations)                                   O-   654
 Polk County, Florida
   (two locations)                       36,000      O-   924
 Putnam County, Florida
   (two locations)                      114,100(b)   O-   494
 Limerock:
  Brooksville, Florida                   91,000(b)

  Newberry, Florida                      69,400(b)

Crushed Stone:
 Muscogee County                         33,000       L-  142   1 lease
 Georgia                                                        expiring in 2019
 Lamar County, Georgia                   57,000       O-  588
 Havre de Grace, Maryland(c)            121,600(b)
 Carroll County, Maryland                41,250       O-  413
 Port Deposit, Maryland (c)             185,700       O-  427
 Ft. Myers, Florida (c)                 133,000(b)
Hardrock:
 Hardin County, Illinois (d)             49,376       O-  141



(a) Leased acreage includes all properties not owned by the Company as to which the Company has at least the right to mine construction aggregates for the terms specified.

(b)    Acres are included in the first line of the above table.

(c) All the required zoning or permits for these locations have not yet been obtained.

(d)    Acquisition of this location completed in October 2004.

The Company operates thirteen construction aggregates distribution terminals located in Florida (four), Georgia (two), Maryland (three), Virginia (two), Delaware (one) and Washington D. C. (one) comprising approximately 181 acres, of which the Company owns 128 and leases 53 acres.

The Company has 109 sites for its ready mixed concrete, concrete block and prestressed concrete plants in Florida, Georgia, North Carolina, Virginia and Maryland aggregating approximately 816 acres. Of these acres, the Company owns approximately 777 and leases approximately 39. The lease terms vary from month-to-month to expiring in 2019.

The Company leases, from Patriot Transportation Holding, Inc., ("Patriot") approximately six acres with two office buildings in Jacksonville, Florida, which are used for its executive offices and an administrative office space in Sparks, Maryland. A subsidiary leases administrative office space in Springfield, Virginia. A subsidiary owns administrative offices in Richmond, Virginia. In addition, the Company owns approximately 19 acres in Maryland, which are used for shop facilities and 6,340 acres in Suwannee and Columbia counties in Florida held for investment.

The Company owns certain other properties which are summarized as follows:

                                                            Approximate
          Type Property (1)               State                Acres

       Industrial/Commercial            Virginia                 93
       Industrial/Commercial            Florida                 123
       Industrial/Commercial            Maryland              1,164
       Industrial/Commercial            North Carolina           27

(1) The properties owned by the Company are grouped by current or proposed use. Such use may be subject to obtaining appropriate rezoning, zoning variances, subdivision approval, permits, licenses, and complying with various zoning, building, environmental and other regulations of various federal, state, and local authorities.



At September 30, 2004 certain property, plant and equipment with a carrying value of $13,114,000 were pledged to secure industrial development revenue bonds and certain other notes and contracts with an outstanding principal balance totaling $29,722,000 on such date.

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

On March 25, 2004, the plaintiffs filed a Motion to Amend Complaint. The amended complaint dropped plaintiffs' claim under the Migratory Bird Treaty Act and added a claim that the Corps violated the National Environmental Policy Act
by not preparing a supplemental environmental impact statement.   Plaintiffs'
amended complaint did not include a motion for a preliminary injunction.   As
of July 23, 2004, all memoranda of law regarding summary judgment have been
filed.   Oral argument on the summary judgment motions was held on October 22,
2004.   The Court has not yet ruled on the Motions for Summary Judgment.   The
Company is unable to assess at this time, with any degree of certainty, the impact on the Company and its future financial performance of an adverse judgment in this lawsuit.

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

On January 25, 1999 the City Commissioners of Newberry, Florida voted 4-0 to
annex the Company's cement plant site into the city.   The Company anticipates
that future land use and zoning matters relating to the cement plant will be
under the jurisdiction of the City of Newberry.   The annexation of the land
into the town of Newberry has been challenged by an individual, though the
Company is not party to the litigation.   In addition, various cases have been
filed challenging amendments to the City of Newberry's comprehensive plan.
The Company is not a party to the litigation.   Alachua County has filed suit
to seek to enforce the terms of the Developer's Agreement between the County
and the Company.   This action does not claim damages against the Company.   On
November 15, 2001, final summary judgment was entered in the Company's favor dismissing the County's complaint. The decision was appealed to the First
District Court of Appeals of Florida.   On January 23, 2003, the Court affirmed
the lower Court's decision and held that Alachua County could not enforce the
Developer's Agreement.   This decision has not been appealed.

Note 16 to the Consolidated Financial Statements included in the accompanying 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.

                               PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There were approximately 856 holders of record of Florida Rock Industries, Inc. common stock, $.10 par value, as of December 01, 2004. The Company's common stock is traded on the New York Stock Exchange (Symbol: FRK). Information concerning stock prices and dividends paid during the past two years is included under the caption "Quarterly Results" on page 14 of the Company's 2004 Annual Report to Shareholders and such information is incorporated herein by reference.

Purchases of Equity Securities.   There were no repurchases of equity
securities during the fourth quarter.




























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


Period
July 1, 2004
thru July 31,
2004                     -           -		      -			-

August 1, 2004
thru August 31,
2004                     -           -            -			-

September 1, 2004
Thru September
30, 2004                 -           -            -			-

Total                    -           -            -			-


Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 7 of the Company's 2004 Annual Report to Shareholders, and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 is included under the captions "Management Analysis" on pages 8 through 13; and in Notes 1 through 17 to the Consolidated Financial Statements included in the accompanying 2004 Annual Report to Shareholders and in Item 3 "Legal Proceedings" of this Form 10-K. Such information is incorporated herein by reference.

Item 7.A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The following table provides information about the Company's financial instruments and the maturity dates thereof that are sensitive to changes in interest rates (in thousands):



                                                    There-        Fair
                     2005   2006  2007  2008   2009  after   Total  Value

Long-term debt at
 fixed rates       $  221    77    67    72    178    383     998  1,075

Weighted average
 interest rate        7.5%  7.5   7.5   7.6    7.6

Long-term debt at
 variable interest
 rate             $ 1,900 2,600 5,075 3,975  1,600 27,900  43,050 43,050

Weighted average
 interest             2.3%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 14 and on pages 15 through 29 of the Company's 2004 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 21, 2004, the Audit Committee of the Board of Directors of Florida Rock Industries, Inc. (the "Company"), engaged KPMG LLP ("KPMG") to serve as the Company's principal public accountants for a three year term
beginning with fiscal year 2005.   On July 21, 2004, the Company's Audit
Committee notified Deloitte & Touche LLP ("Deloitte & Touche") of their intent to dismiss Deloitte & Touche as the Company's principal public accountants, effective upon completion of the audit of the Company's consolidated financial statements for the 2004 fiscal year.

Deloitte & Touche's reports on the consolidated financial statements of the Company and its subsidiaries for the two most recent fiscal years ended September 30, 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that their reports included unqualified opinions with an explanatory paragraph to disclose that effective October 1, 2002, the Company changed its method of accounting for its costs of reclamation to conform to Standard of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations".

During the Company's two most recent fiscal years ended September 30, 2004, there were no disagreements between the Company and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Deloitte & Touche's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

During the Company's two most recent fiscal years ended September 30, 2004 the Company did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9.A CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, as of September 30, 2004, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, Chief Financial
Officer and Chief Accounting Officer.   The evaluation conducted by,
the Company's President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer has provided them with reasonable assurance that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Information concerning directors required in response to this Item 10 is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy
Statement dated December 17, 2004, and such information is incorporated herein by reference.

Information regarding the corporate governance practices of the Company, including information regarding which members of the audit committee are audit committee financial experts and the code of conduct applicable to principal executive officers, principal financial officers and principal accounting officers (a copy of which is included as an exhibit to this Form 10-K), is included under the caption "Election of Directors" in the Company's Proxy Statement dated December 17, 2004, and such information is incorporated herein by reference.



Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Executive Compensation," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," and "Shareholder Return Performance" in the Company's Proxy Statement dated December 17, 2004 and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table summarizes certain information concerning the Company's equity compensation plans:

                Number of securities                     Number of securities
                to be issued upon                        available for future
                exercise of         Weighted average     issuance under equity
                outstanding         exercise price of    compensation plans
                options, warrants   outstanding options, (excluding securities
Plan Category  and rights(A)       warrants and rights   reflected in column(A)

Equity compen-
sation plans
approved by
security holders     2,461,858              $ 12.36             1,096,432

Equity compen-
sations plans
not approved
by security
holders                      -                    -                     -

Total                2,461,858              $ 12.36             1,096,432

For additional information, see note 9 of the Notes of Consolidated Financial Statements.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 is included under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement dated December 17, 2004.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required in response to this Item 14 is included under the caption "Audit Committee Report - Audit and Non-Audit Fees" in the Company's Proxy Statement dated December 17, 2004.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)and (2)Financial Statements and Financial Statement Schedules.

    The response to this item is submitted as a separate section. See Index to Financial Statements and Financial Statement Schedules on page 20 of this Form 10-K.

   (3)Exhibits

The response to this item is submitted as a separate section.  See
Exhibit Index on pages 17 through 19 of this Form 10-K.

(b)	Reports on Form 8-K.

    During the three months ended September 30, 2004, the Company filed the following reports on Form 8-K.

1)	On July 21, 2004, filing a copy of the Company's press release on earnings for the quarter ended June 30, 2003 under Item 7
"Financial Statements and Exhibits", Item 9 "Regulation FD
Disclosures" and Item 12 "Results of Operations and Financial
Conditions."

2)	On July 27, 2004 reporting a change in principal public
accounting firm for fiscal 2005 under Item 4. "Changes in Registrant's Certifying Accountant" and Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits".

3)	On August 23, 2004 reporting developments in a lawsuit filed in
June 2003 by three environmental organizations in the U.S.
District Court for the District of Columbia under Item 8.0.1
"Other Events."




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECEMBER 01, 2004                             FLORIDA ROCK INDUSTRIES, INC.


                                              By JOHN D. BAKER, II
                                                 John D. Baker, II
                                                 President and Chief
                                                  Executive Officer

                                              By JOHN D. MILTON, JR.
                                                 John D. Milton, Jr.
                                                 Executive Vice President
                                                  Treasurer and Chief
                                                  Financial Officer

                                              By WALLACE A. PATZKE, JR.
                                                 Wallace A. Patzke, Jr.
                                                 Vice President, Controller
                                                  and Chief Accounting
                                                  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 01, 2004.

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

WALLACE A. PATZKE, JR.                            EDWARD L. BAKER
Wallace A. Patzke, Jr.                            Edward L. Baker
Vice President, Controller and                    Director
 Chief Accounting Officer
(Principal Accounting Officer)                    THOMPSON S. BAKER, II
                                                  Thompson S. Baker, II
FRANCIS X. KNOTT                                  Director
Francis X. Knott
Director                                          G. KENNEDY THOMPSON
                                                  G. Kennedy Thompson
ALVIN R. CARPENTER                                Director
Alvin R. Carpenter
Director                                          WILLIAM H. WALTON
                                                  William H. Walton
                                                  Director






                               FLORIDA ROCK INDUSTRIES, INC.
	FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

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

(3)(b)(4)		Amendment to the Bylaws of Florida Rock Industries, Inc.
adopted December 5, 2001 incorporated by referenced to
an exhibit previously filed with Form 10-Q for the
quarter ended December 31, 2001.	File No 1-7159.

(3)(b)(5)		Amendment to Bylaws of Florida Rock Industries Inc.
adopted May 5, 2004 incorporated by reference to an
exhibit previously filed with Form 10-Q for the quarter
ended June 30, 2004.   File No. 1-7159.

(4)(a)		Articles III, VII, and XIII of the Articles of
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
Rock Industries, Inc.; Wachovia Bank, N.A.; Bank of
America, N.A.; SunTrust Bank; Wachovia Capital Markets,
LLC and Banc of America Securities, LLC incorporated by
reference to an exhibit previously filed with Form 10-Q
for the quarter ended June 30, 2004.   File No. 1-7159.



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

(13)    		The Company's 2004 Annual Report to Shareholders,
portions of which are incorporated by reference in this Form 10-K. Those portions of the 2004 Annual Report to
Shareholders, which are not incorporated by reference, shall not be deemed to be filed as part of this Form 10-
K.

(14)			Financial Code of Ethical Conduct. Incorporated by
reference to an Exhibit previously filed with the Form
10-K for the fiscal year ended September 30, 2003.
File No. 1-7159.

(21)   		Subsidiaries of the Company.

(23)    		Consent of Deloitte & Touche LLP appears on page 20 of
this Form 10-K.

          (31)(a)	         Certification of John D. Baker, II

          (31)(b)	         Certification of John D. Milton, Jr.

          (31)(c)	         Certification of Wallace A. Patzke, Jr.

(32)              Certification under Section 906 of Sarbanes-Oxley Act
               of 2002



	FLORIDA ROCK INDUSTRIES, INC.
	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

	(Item 15(a)(1) and (2))

                                                                         Page
Consolidated Financial Statements:
  Consolidated balance sheets at September 30, 2004 and 2003              16(a)

  For the years ended September 30, 2004, 2003 and 2002:
      Consolidated statements of income                                   15(a)
      Consolidated statements of shareholders' equity                     18(a)
      Consolidated statements of cash flows                               17(a)

  Notes to consolidated financial statements                           19-28(a)

Report of Independent Registered Public Accounting Firm                   29(a)

Selected quarterly financial data (unaudited)                             14(a)

Independent Registered Public Accounting Firm Consent                     21(b)

Report of Independent Registered Public Accounting Firm
  on Financial Statement Schedule                                         22(b)
Consolidated Financial Statement Schedule:

   II - Valuation and qualifying accounts                                 23(b)

(a)	Refers to the page number in the Company's 2004 Annual Report to
Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b)	Refers to the page number in this Form 10-K.

All other financial statement schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the footnotes to the consolidated financial statements.



                                                                   Exhibit 23

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONSENT


We consent to the incorporation by reference in the Post Effective Amendments No. 1 to the Registration Statements Nos. 2-68961 and 2-76401 and in Registration Statements Nos. 33-56430, 33-56428, 33-55128, 33-56322, 33-26775,
33-18873, 33-47618 and 333-121007 of Florida Rock Industries, Inc. on Forms S-8 of our reports dated December 01, 2004, incorporated by reference and included in this Annual Report on Form 10-K of Florida Rock Industries, Inc. for the year ended September 30, 2004.



DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 6, 2004


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Florida Rock Industries, Inc.
Jacksonville, Florida

We have audited the consolidated financial statements of Florida Rock Industries, Inc. and subsidiaries (the "Company") as of September 30, 2004 and 2003, and for each of the three years in the period ended September 30, 2004, and have issued our report thereon dated December 01, 2004; such consolidated financial statements and report are included in your 2004 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company, listed in Item 15. This financial statement schedule is the responsibility of the Company management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
December 01, 2004


	FLORIDA ROCK INDUSTRIES, INC.
	SCHEDULE II (CONSOLIDATED) - VALUATION AND QUALIFYING ACCOUNTS YEAR ENDED SEPTEMBER 30, 2004, 2003, AND 2002

                                    Additions
                Balance at    Charged to   Charged                 Balance
                Beginning     Costs and   to Other                 at End
Description      of Year      Expenses    Accounts   Deductions    of Year

Year ended
September 30,
2004:

Allowance for  $ 3,419,357     776,683   (50,000)C     1,591,538 a    2,554,502
 doubtful
 accounts

Accrued risk
 insurance
 reserve        $13,147,330  10,956,265               7,036,670b 17,066,925

Asset
 retirement
 obligations    $ 8,648,576     361,288   212,866 e    189,252 b   9,033,478

Year ended
September 30,
 2003:

Allowance for
 Doubtful
 accounts      $ 1,694,319   1,170,229 1,250,000 c      695,191a     3,419,357

Accrued risk
 insurance
 reserves	   $11,486,667   8,238,673               6,578,010b    13,147,330

Asset
 retirement
 obligations(d) $         -     363,421 8,824,958 e     539,803b     8,648,576


Year ended
September 30,
 2002:

Allowance for
 doubtful
 accounts       $ 1,993,186   1,025,453               1,324,320a  1,694,319

Accrued risk
 insurance
 reserves       $ 9,496,916   8,372,389               6,382,638b 11,486,667

Accrued
 reclamation
 costs (d)      $ 7,133,396     671,537                 596,726b  7,208,207
a) Accounts written off less recoveries
b) Payments
c) For 2003 allowance for doubtful receivables established in an acquisition and for fiscal 2004 an adjustment due to finalization of the purchase price allocation.
d) Effective October 1, 2003, the Company adopted FASB 143 and Accounting for Accrued Reclamation was changed.
e) Initial liability recorded upon adoption of FASB 143 plus new obligations established in fiscal 2003 and 2004.



23