Form 10-Q
period 2004-12-30
FLORIDA ROCK INDUSTRIES INC
filed 2005-01-28
CIK 37651

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 26, 2005: 43,401,908 shares of $.10 par value common stock.









FLORIDA ROCK INDUSTRIES, INC.
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2004


CONTENTS

                                                                  Page No.

Part I.  Financial Information

Item 1.  Financial Statements (unaudited)
   Condensed Consolidated Balance Sheets                               1
   Condensed Consolidated Statements of Income                         2
   Condensed Consolidated Statements of Cash Flows                     3
   Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial            10
	      Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   14

Item 4.  Controls and Procedures                                      14


Part II.  Other Information


Item 1.  Legal Proceedings							          15

Item 6.  Exhibits and Reports on Form 8-K                             15

Signatures                                                            16

Exhibit 11.  Computation of Earnings Per Common Share                 21

Exhibit 31(a)Certification of John D. Baker, II                       22

Exhibit 31(b)Certification of John D. Milton, Jr.                     23

Exhibit 31(c)Certification of Wallace A. Patzke, Jr.                  24

Exhibit 32.  Certification under Section 906 of Sarbanes-Oxley Act    25
		       of 2002



                             PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	(In thousands)
	(Unaudited)

                                               December 31,   September 30,
                                                  2004            2004

ASSETS
Current assets:
 Cash and cash equivalents                     $   13,440           45,891
 Accounts receivable, less allowance
  for doubtful accounts of $2,446
  ($2,555 at September 30, 2004)                  106,793          107,000
 Inventories                                       37,735           35,100
 Current deferred income taxes                      5,209            5,454
 Prepaid expenses and other                         6,782            4,891
  Total current assets                            169,959          198,336

Other assets                                       68,013           67,243
Goodwill                                          148,391          148,391
Property, plant and equipment, at cost:
 Depletable land                                  128,072          127,773
 Other land                                        77,179           75,626
 Plant and equipment                              829,373          818,378
 Construction in process                           25,014           15,784
                                                1,059,638        1,037,561
 Less accumulated depreciation,
  depletion and amortization                      525,812          516,602
  Net property, plant and equipment               533,826          520,959
                                               $  920,189          934,929
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                              $   55,594           47,121
 Dividends payable                                  8,680           52,017
 Federal and state income taxes                    11,569            7,770
 Accrued payroll and benefits                      25,623           31,974
 Accrued insurance reserve                          9,391            6,627
 Accrued liabilities, other                         7,343           11,271
 Long-term debt due within one year                 2,496            2,121
  Total current liabilities                       120,696          158,901

Long-term debt, excluding current installment      41,575           41,927
Deferred income taxes                              79,714           79,181
Accrued employee benefits                          18,416           18,268
Long-term accrued insurance reserves               10,443           10,443
Other accrued liabilities                           5,363            5,329
 Total liabilities                                276,207          314,049

Shareholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 50,000,000
  shares authorized, 43,401,908 shares issued
  (43,347,634 shares at September 30, 2004)         4,340            4,335
 Capital in excess of par value                    26,121           24,431
 Retained earnings                                613,521          592,114
  Total shareholders' equity                      643,982          620,880
                                               $  920,189          934,929
See accompanying notes.



	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(In thousands except per share amounts)
	(Unaudited)
                                              Three Months Ended
                                                 December 31,
                                               2004       2003

Net sales                                   $245,340    220,308
Freight revenues                               5,588      5,084
  Total sales                                250,928    225,392

Cost of sales                                175,798    161,521
Freight expense                                5,591      5,068
  Total cost of sales                        181,389    166,589

Gross profit                                  69,539     58,803
Selling, general and administrative           22,638     22,218
Gain on sale of real estate                       46     12,932
Operating profit                              46,947     49,517

Interest expense                                (430)      (627)
Interest income                                   73        288
Other income (expense), net                      940      1,021

Income before income taxes                    47,530     50,199
Provision for income taxes                    17,443     18,071
Net income                                  $ 30,087     32,128

Earnings per share:
 Basic                                         $ .69        .75

 Diluted                                       $ .68        .73

Cash dividends per common share                $ .20       .167

Weighted average shares used
in computing earnings per share:
 Basic                                        43,361     43,087
 Diluted                                      44,313     43,955


See accompanying notes.



















                  FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
	(In thousands)
	(Unaudited)
                                                   2004       2003
Cash flows from operating activities:
  Net income                                      $30,087   32,128
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization       15,882   15,598
    Deferred income tax provision                     778    6,926
    Provision for doubtful accounts                  (137)     117
    Gain on disposition of property, plant and
      equipment                                      (591) (13,238)
   Net changes in operating assets and
     liabilities:
     Accounts receivable                              344    6,559
     Inventories                                   (2,635)   3,490
     Prepaid expenses and other                    (1,891)  (2,285)
     Accounts payable and accrued liabilities       4,895   (4,759)
     Other, net                                      (508)    (655)

 Net cash provided by operating activities         46,224   43,881

Cash flows from investing activities:
  Purchases of property, plant and equipment      (19,389) (10,997)
  Net proceeds from the sale of property, plant
   and equipment and other assets                     650   19,361
  Additions to other assets                        (1,042) (20,074)
  Long-term cash released from escrow               2,915        -
  Business acquisition                            (10,234)       -
  Collections of notes receivable                       -       18

Net cash used in investing activities             (27,100) (11,692)

Cash flows from financing activities:
  Repayment of long-term debt                      (1,254) (25,099)
  Exercise of employee stock options                1,696      556
  Payment of dividends                            (52,017)  (7,154)

Net cash used in financing activities             (51,575) (31,697)


Net increase(decrease)in cash and cash equivalents(32,451)     492
Cash and cash equivalents at beginning of year     45,891   38,135

Cash and cash equivalents at end of period        $13,440   38,627


See accompanying notes.











                  FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                	(Unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Florida Rock Industries, Inc. and its more than 50% owned subsidiaries (collectively, the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended December 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2005. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. included in its Annual Report on Form 10-K for the year ended September 30, 2004.

(2)	Stock Option Plan

	The Company accounts for stock options under the intrinsic
value method of APB Opinion No. 25.   The Company has not
incurred any compensation cost using the intrinsic value
method for employee stock options.   If the fair value based
method had been used the following table summarizes the proforma effect (in thousands except for per share amounts):

                                        Three Months Ended
                                            December 31,
                                           2004      2003

     Reported net income                 $ 30,087   32,128
     Compensation cost
       determined under fair
       value based method, net
       of income taxes                       (682)    (437)
     Proforma net income                 $ 29,405   31,691

     Basic earnings per share:
       Reported net income               $   .69      .75
       Compensation cost, net
         of income taxes                    (.01)    (.01)
       Proforma                          $   .68      .74




     Diluted earnings per share:
       Reported net income               $   .68      .73
       Compensation cost, net
         of income taxes                    (.02)    (.01)
       Proforma                          $   .66      .72

In December 2004, the FASB issued SFAS No. 123R, Shared-Based
Compensation, which requires companies to expense stock
options effective July 1, 2005.   The Company is evaluating
the impact of this statement.

(3)	Asset Retirement Obligations

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

The analysis of asset retirement obligation for the three months ended December 31, 2004 and 2003 is as follows (in thousands):

                                       2004     2003

      Balance at beginning of period       $9,033   $8,649
      Additional liabilities                   44        -
      Accretion of expenses                   100       90
      Payment/settlement of obligations       (72)     (26)
       Balance at end of period            $9,105    8,713

(4)	Employee Benefits

	For the three months ended December 31, 2004 and 2003, no pension income or expense was recorded. Based on current estimates, there is no requirement to make cash contributions for fiscal 2005.









(5)	Inventories

       Inventories consisted of the following (in thousands):

                                  December 31,      September 30,
                                      2004             2004

      Finished products            $ 22,422           19,878
      Raw materials                   8,076            8,123
      Work in progress                  794              449
      Parts and supplies              6,443            6,650
                                   $ 37,735           35,100

The excess of current cost over the LIFO stated values of inventories was $6,627,000 at December 31, 2004 and $6,619,000 at September 30, 2004.

During the first quarter of fiscal 2005, inventory quantities had a net increase which combined with increased unit costs in fiscal 2005 resulted in an increase to the LIFO reserves, the
effect of which increased costs of sales by $8,000.   During
the first quarter of fiscal 2004, certain inventory quantities were reduced which resulted in a liquidation of the LIFO reserve, the effect of which decreased cost of sales by $120,000.

(6)  Gain on Sale of Real Estate

	On November 12, 2003, the Company closed on all remaining installments of a sale of a former quarry site. Gross proceeds of the sale were $20,250,000 resulting in a pre-tax gain of approximately $12,927,000 ($8,273,000 after tax) for the three months ended December 31, 2003.

(7)	Business Segments

The Company has identified three business segments, each of
which is managed separately along product lines.   All of the
Company's operations are in the Southeastern and Mid-Atlantic States. The Aggregates segment mines, processes and sells
construction aggregates.   The Concrete products segment
produces and sells ready-mix concrete and other concrete
products.   The Cement and Calcium segment produces and sells
cement and calcium products to customers in Florida and Georgia.















Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                                          Three Months Ended
                                              December 31,
                                             2004     2003

Net sales, excluding
  freight
   Construction aggregates           $ 71,397   69,990
   Concrete products                  157,613  135,026
   Cement and calcium                  44,952   41,005
   Intersegment sales                 (28,622) (25,713)

   Total net sales,
     excluding freight               $245,340  220,308

Operating profit
   Construction aggregates           $ 18,825   31,387
   Concrete products                   21,457   12,620
   Cement and calcium                  10,729    8,711
   Corporate overhead                  (4,064)  (3,201)

   Total operating                   $ 46,947   49,517
     Profit

      Identifiable assets, at quarter end
   Construction aggregates           $350,931  346,963
   Concrete products                  259,279  214,318
   Cement and calcium                 222,148  229,865
   Unallocated corporate
     assets                            61,224   44,702
   Cash items                          13,440   38,627
   Investments in affiliates           13,167   13,776

   Total identifiable
     Assets                          $920,189  888,251

	Construction aggregates operating profit for the three months ended December 31, 2003 includes gains on the sale of real estate of $12,932,000.

(8)	Supplemental Disclosures of Cash Flow Information

Cash paid during the three months ended December 31, 2004 and 2003 for certain expense items are as follows (in thousands):

                                              2004       2003
      Interest expense, net of
       amount capitalized                   $   453       522
      Income taxes                          $12,020     7,894

The following schedule summarizes non-cash investing and financing activities for the three months ended December 31, 2004 and 2003 (in thousands):




                                              2004       2003

       Additions to property, plant
        and equipment from exchanges        $   31         15
       Additions to property, plant and
        equipment financed by issuing debt  $1,276          -

 (9)	Acquisition

On October 1, 2004, the Company acquired a small quarry
operation and certain facilities on the Ohio River for
$10,234,000 and royalties to be paid as mining occurs.   A
preliminary purchase price allocation has been made pending
receipt of appraisals on various assets.   The result of
operations of this operation is immaterial to the results of the Company.

 (10)	Contingent Liabilities

In November 2000, the United States Environmental
Protection Agency through the offices of the United States
Attorney for the District of Columbia commenced an
investigation of DC Materials, Inc. and Cardinal Concrete
Company, both subsidiaries of the Company, with respect to
a parcel of real property leased by DC Materials, Inc. in
the District of Columbia.   The investigation consists of
looking into possible violations of the Clean Water Act in
connection with the discharge of runoff water at the
aforementioned site.   On September 10, 2003, a former
employee of this facility was convicted of violating the
Clean Water Act.   As a result, he has been barred from
receiving federal government contracts or benefits at this
facility.   Neither the Company nor its subsidiaries have
been barred from receiving government contracts or benefits
at this facility.   The Company and its subsidiaries are
cooperating fully with the investigation, which is still
continuing.   On April 27, 2004, the United States
Environmental Protection Agency requested the Company to
provide information on the Company's environmental
compliance programs to show that the Company is a
responsible party that should not be barred from receiving
federal government contracts or benefits.   The Company
provided the requested information by letter dated June 24,
2004.   Based in part on advice of counsel, in the opinion
of management, the outcome is not expected to have a material adverse effect on the Company's financial position or results of operations.

A lawsuit was filed by three national environmental groups
on August 20, 2002 challenging federal agency decisions to
authorize continued limestone mining in Miami-Dade County,
Florida "Lake Belt."   Specifically, the environmental
plaintiffs challenge the U.S. Army Corps of Engineers' (the
"Corps") April 2002 decision to issue twelve new mining permits pursuant to Section 404 of the federal Clean Water
Act, and the U.S. Fish and Wildlife Service's June 2001 decision not to require formal consultation under the federal Endangered Species Act regarding those permits.
The environmental plaintiffs claim that the two federal agencies violated the Clean Water Act, the Endangered
Species Act, the Migratory Bird Treaty Act, and the
National Environmental Policy Act. They asked the court to set aside the April 2002 permits and to enjoin the Corps from "authorizing any further mining within the Lake Belt project area unless and until the Corps fully complies with the requirements of the Clean Water Act, Migratory Bird
Treaty Act, and National Environmental Policy Act."

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

On March 25, 2004, the plaintiffs filed a Motion to Amend
Complaint.   The amended complaint dropped plaintiffs'
claim under the Migratory Bird Treaty Act and added a claim
that the Corps violated the National Environmental Policy
Act by not preparing a supplemental environmental impact
statement.   Plaintiffs' amended complaint did not include
a motion for a preliminary injunction.     Oral argument on
the summary judgment motions was held on October 22, 2004;
however, no ruling has been issued.

The Company is unable to assess at this time, with any degree of certainty, the impact on the Company and its future financial performance of an adverse judgment in this lawsuit.

In December 2004, the Company's management discovered that
certain activities at the Company's Miami Quarry may be in
violation of the terms of wetland dredge-and-fill permits
issued by the U.S. Army Corps of Engineers and the Florida
Department of Environmental Protection.   Upon discovery,
the Company halted the activities in question pending an
internal investigation.    The Company voluntarily
disclosed the activities to the U.S. Army Corps of
Engineers and Florida Department of Environmental
Protection.   On December 30, 2004, the Florida Department
of Environmental Protection issued a warning letter to the
Company.   On January 13, 2005, the U.S. Army Corps of
Engineers issued a Notice of Noncompliance to the Company.
If the activities in question were found to be violations
of the permits, the Company could possibly be subject to
administrative, civil, or criminal enforcement penalties.
The Company currently is in discussions with the two
agencies to resolve any potential issues related to these
activities, including enforcement actions.   The Company is
unable to assess at this time, with any degree of certainty, the impact on the Company and its future financial performance of any potential actions by the government agencies based on these activities.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

	Overview. The Company is one of the nation's leading producers of construction aggregates, a major provider of ready-mix concrete and concrete products in the Southeastern and mid Atlantic States
and a significant supplier of cement in Florida and Georgia.   We
operate through three business segments: construction aggregates, concrete products and cement and calcium. The construction aggregates segment is engaged in the mining, processing,
distribution and sale of sand, gravel and crushed stone.   The
concrete products segment is engaged in production and sale of ready-mix concrete, concrete block, prestressed concrete as well as
sales of other building materials.   The cement and calcium products
segment is engaged in the production and sale of Portland and masonry cement, the importation of cement and slag which are either sold or ground or blended and then sold and the sale of calcium products to the animal feed industry.

	For the contribution made to net sales and operating profit from each business segment, see Note 7 to the Condensed Consolidated Financial Statements.

    Our operations are influenced by a number of external and internal factors. External factors include weather, competition, levels of construction activity in the Company's markets, the cost and availability of money, appropriations and construction contract lettings by federal and state governments, fuel costs, transportation costs, driver availability, availability and affordability of clinker and cement, reliability and affordability of ocean shipping vessels to deliver clinker and cement, labor costs and inflation. Internal factors include sales mix, plant location, quality and quantities of aggregates reserves, capacity utilization and other operating factors.

    During August and September 2004, the southeastern United States
was affected by four hurricanes and one tropical storm.   These
storms caused a temporary disruption in our business.   After the
storms, the focus was on restoring conditions rather than commencing new construction. In addition, rail operations were interrupted resulting in restricted delivery of product to our terminals.
This resulted in a negative impact on sales volumes in all of our southern operations early in the first quarter.

    Financial results will be affected by planned maintenance at the cement plant since these costs, which can be significant, are expensed when incurred. The Company expensed planned maintenance of $2,100,000 in the first quarter of fiscal 2005, as compared to $2,300,000 in the first quarter of fiscal 2004. The plant was shut down for twelve days in the first quarter of fiscal 2005 and fourteen days in the first quarter of fiscal 2004 for planned maintenance.


	Our insurance program consists of the Company self-insuring a portion of the claims and paying premiums for coverage in excess of
this self-insurance retention.   The self-insurance retention level
per claim is determined by comparing the premium for the coverage
versus the potential exposure.   For the automobile and general
liability insurance programs, self-insurance retention is
$3,000,000.   For workers compensation insurance program, during
fiscal 2004 the self-insurance retention was $500,000 and for fiscal 2005 this was increased to $1,000,000.

	Operating Results.     For the first quarter of fiscal 2005,
which ended December 31, 2004, consolidated sales increased 11.3% to $250,928,000 from $225,392,000 in the same quarter last year.

The increase in sales was due to increased revenues in all three segments. Revenues in the concrete products segments increased primarily due to an increase in the average selling price and to a lesser extent increased volumes. Revenues in the aggregates segment increased as a result of higher average selling prices partially offset by a 3.5% decrease in the volumes. The volume decreases were primarily related to lower sales volumes at our distribution terminals due to transportation issues in moving product from our producing locations and lower volumes in our northern and Georgia
markets.   Revenues increased in the cement and calcium segment due
to the higher cement prices and higher volumes at our cement grinding operations partially offset by lower volumes at our Newberry cement plant.

Gross profit for the first quarter of fiscal 2005 increased 18.3% to $69,539,000 from $58,803,000 for the same quarter last year. Gross profit margin for the first quarter of fiscal 2005 increased to 27.7% from 26.1% for the same period last year. Gross profit and margin improved in our concrete products and cement and calcium
segments.     The improvement in the cement and calcium segment is
due to improved pricing. The improvement in gross profit in the concrete products segment was due to volume improvements which lowered the per unit cost and higher sales prices. Gross profit in the Aggregates segment decreased as a result of volume decreases and
higher fuel and repair costs.   Consolidated gross profit was
negatively impacted this quarter by an increase of $2,771,000 in fuel costs, an increase in repairs and maintenance of $2,043,000 and an increase of $621,000 in electric costs.

Selling, general and administrative expenses for the first quarter of fiscal 2005 increased to $22,638,000 as compared to $22,218,000 last year constituting 9.0% of sales as opposed to 9.9% last year.

Operating profit decreased to $46,947,000 in the first quarter of 2005 as compared to $49,517,000 for the same period last year. Operating profit last year included the sale of the former quarry site at Naples, Florida. Gross proceeds of the sale were $20,250,000 resulting in a pre-tax gain of approximately $12,927,000
($8,273,000 after tax) for the first quarter of fiscal 2004.   As
discussed in gross profit, the Company had an increase in the gross profit for the concrete products and cement and calcium segments while the Aggregates segment had a decrease in gross profit.

Interest expense for the first quarter of fiscal 2005 decreased to $430,000 from $627,000 for the same quarter last year. This decrease is attributable to lower debt outstanding under the Company's revolver partially offset by a slight increase in average interest rates.

Interest income for the first quarter of fiscal 2005 decreased to $73,000 as compared to $288,000 for the same quarter last year.

Included in other income is equity in operating results of our 50%
owned joint ventures.   The equity in these ventures was a gain of
$468,000 for the first quarter of fiscal 2005 as compared to a gain of $655,000 last year.

Income tax expense decreased $628,000 for the first quarter of
fiscal 2005.   This is due to lower income before taxes primarily
due to gain on the sale of real estate partially offset by an increase in the tax rate to 36.7% versus 36.0% last year. This increase in the effective income tax rate was due to increased contribution to earnings from the cement and calcium and concrete products business segments not subject to percentage depletion.

	Liquidity and Capital Resources.   For the first three months
of fiscal 2005, cash provided by operating activities of $46,224,000 and exercise of stock options of $1,696,000 along with cash available at the beginning of the period funded the repayment of $1,254,000 of debt, purchases of property, plant and equipment of $19,389,000 and payment of dividends of $52,017,000.

During the first quarter of fiscal 2005, cash flow provided by operations increased as compared to the same period last year primarily due to increased earnings before gain on disposition of assets, an increase in accounts payable and accrued liabilities.

For the first quarter of fiscal 2005, cash flow used in investing
activities was $27,100,000.   This resulted from purchases of
property, plant and equipment of $19,389,000 and $10,234,000 used to
purchase a quarry operation.   Proceeds from sales of property,
plant and equipment was $650,000.

Cash flow used for financing activities was $51,575,000 during the first quarter of fiscal 2005 primarily from the payment of dividends including a special dividend on October 1, 2004.

For the first quarter of fiscal 2004, cash provided by operating activities of $43,881,000 and proceeds from sale of property, plant and equipment of $19,361,000 funded the repayment of $25,099,000 of debt, purchases of property, plant and equipment of $10,997,000, additions to other assets of $20,074,000 and payment of dividends of $7,154,000.

During the first quarter of fiscal 2004, the major reason for the increase in cash flow provided by operations was the increase in earnings and an increase in deferred taxes.

Cash flow used in investing activities was $11,692,000 for the first
quarter of fiscal 2004.   This resulted from purchases of property,
plant and equipment of $10,997,000 and payment of policy loans on life insurance policies and investment of other assets of $19,361,000. Proceeds from sales of property, plant and equipment was $20,074,000 from the closing of the remaining installment of a sale of a former quarry.

Cash flow used for financing activities was $31,697,000 in the first
quarter of fiscal 2004.   During the period, $25,099,000 of
revolving credit and long-term debt was repaid from excess cash flow and payment of dividends of $7,154,000.

Cash generated by operating activities is used to fund the capital expenditure program, dividend payments and if there is excess cash, it is used to reduce revolving credit facilities. If there is a shortfall, borrowings are made under the revolving credit facilities. Based on current expectations, management believes that its internally generated cash flow and access to existing credit facilities are sufficient to meet the liquidity requirements necessary to fund operations, capital requirements, debt service and
future dividend payments.   At December 31, 2004, there was
available $250,000,000 under a long-term revolver and $65,000,000
available under overnight lines of credit.      In addition, there
is approximately $30,000,000 that could be re-borrowed under insurance policies.

Working capital at December 31, 2004 was $49,263,000 as compared to
$39,435,000 at September 30, 2004.   The primary reason for the
increase was cash generated from operations.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

	Critical Accounting Policies.	The Condensed Consolidated
Financial Statements and Notes to Condensed Consolidated Financial Statements contain information that is pertinent to Management's
Discussion and Analysis.   The preparation of financial statements
in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. There have been no changes in Critical Accounting Policies as disclosed in the Form 10-K for the year ended September 30, 2004.

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

	Outlook.   For the near term, we remain optimistic about our
markets.   Residential construction is still the strongest driver
and it remains vulnerable to any material increases in mortgage rates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes to the disclosures made in Form 10-K for the fiscal year ended September 30, 2004 on this matter.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, as of December 31, 2004, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, Chief Financial Officer and Chief
Accounting Officer.   The evaluation conducted by the Company's
President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer has provided them with reasonable assurance that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Note 10 to the Condensed Consolidated Financial Statements included in this Form 10-Q is incorporated by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.  The response to this item is submitted as a
separate section entitled "Exhibit Index" starting on page
19 of this Form 10-Q.

(b)	Reports on Form 8-K.  During the three months ended
December 31, 2004, the Company filed the following reports on Form 8-K:

	On November 19, 2004, a Form 8-K was filed reporting under
Item 7.01 "Regulation FD Disclosure" the filing of a
Registration Statement on Form S-8.

	On November 22, 2004, the Company filed a Form 8-K filing a copy of the Company's press release on earnings for the quarter ended September 30, 2004 under Item 2.02
"Disclosure of Results of Operations and Financial
Condition" the Item 9.01 "Financial Statements and
Exhibits".

	On December 7, 2004, a Form 8-K was filed reporting under
Item 4.01 "Changes in Registrant's Certifying Accountants" and Item 9.01 "Financial Statements and Exhibits" the dismissal of Deloitte Touche LLP as the Company's principal public accountant.

	On December 9, 2004, a Form 8-K was filed reporting under
Item 1.01 "Entry into a Material Definitive Agreement" additional compensation for non-employee directors in the form of stock options.



                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 27, 2005                   FLORIDA ROCK INDUSTRIES, INC.

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
	FORM 10-Q FOR THE QUARTER ENDED DECEMBER, 2004

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