Form 10-Q
period 2005-03-31
FLORIDA ROCK INDUSTRIES INC
filed 2005-05-09
CIK 37651

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 2005: 43,592,858 shares of $.10 par value common stock.









FLORIDA ROCK INDUSTRIES, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2005


CONTENTS

                                                                  Page No.

Part I.  Financial Information

Item 1.  Financial Statements (unaudited)
   Condensed Consolidated Balance Sheets                               1
   Condensed Consolidated Statements of Income                         2
   Condensed Consolidated Statements of Cash Flows                     3
   Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial            10
	      Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   15

Item 4.  Controls and Procedures                                      15


Part II.  Other Information


Item 1.  Legal Proceedings                                            16

Item 4.  Submission of Matters to a Vote of Security Holders          16

Item 6.  Exhibits                                                     17

Signatures                                                            18

Exhibit 10(n) Summary of Compensation Arrangements with Directors     23

Exhibit 10(o) Summary of Compensation Arrangements with Named         24
              Officers

Exhibit 11   Computation of Earnings Per Common Share                 28

Exhibit 31(a)Certification of John D. Baker, II                       29

Exhibit 31(b)Certification of John D. Milton, Jr.                     30

Exhibit 31(c)Certification of Wallace A. Patzke, Jr.                  31

Exhibit 32   Certification under Section 906 of Sarbanes-Oxley Act    32
		       of 2002



                             PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	(In thousands)
	(Unaudited)

                                                March 31,     September 30,
                                                  2005            2004

ASSETS
Current assets:
 Cash and cash equivalents                     $    6,506           45,891
 Accounts receivable, less allowance
  for doubtful accounts of $2,339
  ($2,555 at September 30, 2004)                  123,721          107,000
 Inventories                                       41,055           35,100
 Current deferred income taxes                      5,441            5,454
 Prepaid expenses and other                         4,949            4,891
  Total current assets                            181,672          198,336

Other assets                                       65,092           67,243
Goodwill                                          152,126          148,391
Property, plant and equipment, at cost:
 Depletable land                                  141,681          127,773
 Other land                                        77,618           75,626
 Plant and equipment                              847,239          818,378
 Construction in process                           22,730           15,784
                                                1,089,268        1,037,561
 Less accumulated depreciation,
  depletion and amortization                      533,082          516,602
  Net property, plant and equipment               556,186          520,959
                                               $  955,076          934,929
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable                      $    9,300                -
 Accounts payable                                  58,485           47,121
 Dividends payable                                  8,719           52,017
 Federal and state income taxes                         -            7,770
 Accrued payroll and benefits                      22,621           31,974
 Accrued insurance reserve                          9,951            6,627
 Accrued liabilities, other                         7,868           11,271
 Long-term debt due within one year                 2,436            2,121
  Total current liabilities                       119,380          158,901

Long-term debt, excluding current installments     41,176           41,927
Deferred income taxes                              82,352           79,181
Accrued employee benefits                          18,494           18,268
Long-term accrued insurance reserves               10,443           10,443
Other accrued liabilities                           6,814            5,329
 Total liabilities                                278,659          314,049

Shareholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 100,000,000
  shares authorized, 43,592,858 shares issued
  (43,347,634 shares at September 30, 2004)         4,359            4,335
 Capital in excess of par value                    32,116           24,431
 Retained earnings                                639,942          592,114
  Total shareholders' equity                      676,417          620,880
                                               $  955,076          934,929
See accompanying notes.



	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(In thousands except per share amounts)
	(Unaudited)
                                   Three Months Ended     Six Months Ended
                                       March 31,              March 31,
                                     2005       2004      2005        2004

Net sales                          $255,000    223,775   500,340     444,083
Freight revenues                      5,565      4,827    11,153       9,911
  Total sales                       260,565    228,602   511,493     453,994

Cost of sales                       177,510    163,272   353,311     324,793
Freight expense                       5,534      4,830    11,122       9,898
  Total cost of sales               183,044    168,102   364,433     334,691

Gross profit                         77,521     60,500   147,060     119,303
Selling, general and administrative  25,949     21,944    48,587      44,162
Gain on sale of real estate           4,256          5     4,302      12,937
Operating profit                     55,828     38,561   102,775      88,078

Interest expense                       (424)      (554)     (854)     (1,181)
Interest income                          19        216        92         504
Other income (expense), net              93        333     1,033       1,354

Income before income taxes           55,516     38,556   103,046      88,755
Provision for income taxes           20,376     14,059    37,819      32,130

Net income                         $ 35,140     24,497    65,227      56,625

Earnings per share:
 Basic                                $ .81        .57      1.50        1.31

 Diluted                              $ .79        .56      1.47        1.29

Cash dividend per common share        $ .20       .167       .40        .333

Weighted average shares used
in computing earnings per share:
 Basic                               43,516     43,176    43,438      43,132
 Diluted                             44,451     44,042    44,393      44,002


See accompanying notes.



















                  FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      SIX MONTHS ENDED MARCH 31, 2005 AND 2004
	(In thousands)
	(Unaudited)
                                                   2005       2004
Cash flows from operating activities:
  Net income                                      $65,227   56,625
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization       32,120   31,367
    Deferred income tax provision                   3,183    6,048
    Provision for doubtful accounts                  (230)     369
    Gain on disposition of property, plant and
      equipment                                    (5,119) (13,594)
    Income tax benefit from exercise of stock
      option                                        4,492    2,121
  Net changes in operating assets and
     liabilities:
     Accounts receivable                          (16,491) (11,160)
     Inventories                                   (4,970)   2,368
     Prepaid expenses and other                       (57)    (936)
     Accounts payable and accrued liabilities      (7,629)     924
     Other, net                                        95     (393)

 Net cash provided by operating activities         70,621   73,739

Cash flows from investing activities:
  Purchases of property, plant and equipment      (71,608) (44,970)
  Net proceeds from the sale of property, plant
   and equipment and other assets                  25,179   20,630
  Additions to other assets                        (5,234)  (9,320)
  Long-term cash released from escrow               2,915        -
  Business acquisition                            (11,366)       -
  Collections of notes receivable                       -       32

Net cash used in investing activities             (60,114) (33,628)

Cash flows from financing activities:
  Repayment of long-term debt                      (1,712) (35,149)
  Increase (decrease) in short-term debt            9,300   12,000
  Exercise of employee stock options                3,218    1,773
  Repurchase of common stock                            -       (5)
  Payment of dividends                            (60,698) (14,338)

Net cash used in financing activities             (49,892) (35,719)


Net increase(decrease)in cash and cash equivalents(39,385)   4,392
Cash and cash equivalents at beginning of year     45,891   38,135

Cash and cash equivalents at end of period        $ 6,506   42,527


See accompanying notes.




                  FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                	(Unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Florida Rock Industries, Inc. and its more than 50% owned subsidiaries (collectively, the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2005. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. included in its Annual Report on Form 10-K for the year ended September 30, 2004. Certain amounts have been reclassified for presentation adopted in fiscal 2005.

(2)	Stock Option Plan

	The Company accounts for stock options under the intrinsic
value method of APB Opinion No. 25.   The Company has not
incurred any compensation cost using the intrinsic value
method for employee stock options.   If the fair value based
method had been used the following table summarizes the proforma effect (in thousands except for per share amounts):

                               Three Months Ended   Six Months Ended
                                     March 31,           March 31,
                                  2005      2004     2005      2004

     Reported net income       $ 35,140    24,497   65,227    56,625
     Compensation cost
       determined under fair
       value based method, net
       of income taxes             (818)     (523)  (1,500)     (958)
     Proforma net income       $ 34,322    23,974   63,727    55,667

     Basic earnings per share:
       Reported net income     $    .81       .57     1.50      1.31
       Compensation cost, net
         of income taxes           (.02)     (.01)    (.03)     (.02)
       Proforma                $    .79       .56     1.47      1.29




     Diluted earnings per share:
       Reported net income     $   .79       .56      1.47     1.29
       Compensation cost, net
         of income taxes          (.02)     (.02)     (.03)    (.02)
       Proforma                $   .77       .54      1.44     1.27

In December 2004, the FASB issued SFAS No. 123R, Shared-Based
Compensation, which requires the Company to expense stock
options effective October 1, 2005.   The Company is evaluating
the impact of this statement.

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

In March 2005, the FASB issued an interpretation of SFAS No. 143 related to the ability to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective for the Company no later than the end of fiscal
2006.   The Company is in the process of evaluating the impact
of this interpretation.

The analysis of asset retirement obligation for the six months ended March 31, 2005 and 2004 is as follows (in thousands):

                                            2005     2004

      Balance at beginning of period       $9,033   $8,649
      Additional liabilities                  328       96
      Accretion of expenses                   200      180
      Payments/settlement of obligations   (1,560)     (36)
       Balance at end of period            $8,001    8,889

(4)	Employee Benefits

	For the three and six months ended March 31, 2005 and 2004, no pension income or expense was recorded. Based on current estimates, there is no requirement to make cash contributions for fiscal 2005.



(5)	Inventories

       Inventories consisted of the following (in thousands):

                                    March 31,      September 30,
                                      2005             2004

      Finished products            $ 23,887           19,878
      Raw materials                   8,254            8,123
      Work in progress                2,045              449
      Parts and supplies              6,869            6,650
                                   $ 41,055           35,100

The excess of current cost over the LIFO stated values of inventories was $6,639,000 at March 31, 2005 and $6,619,000 at
September 30, 2004.

During the second quarter and first half of fiscal 2005, inventory quantities decreased slightly while unit costs increased. The result is that change in the LIFO reserve increased cost of sales by $12,000 for the three months ended March 31, 2005 and by $20,000 for the six months ended March 31, 2005. During the second quarter and first half of fiscal 2004, certain inventory quantities were reduced which resulted in a liquidation of the LIFO reserve, the effect of which decreased cost of sales by $255,000 for the three months ended March 31, 2004 and $375,000 for the six months ended March 31, 2005.

(6)  Gain on Sale of Real Estate

	The Company has a contract for the sale of a former quarry
site in the Baltimore area.   The contract has two separate
closings.   During March 2005, the closing occurred on the
first tract with gross proceeds of $24,185,000 resulting in a pre-tax gain of $4,256,000 ($2,694,000 after tax) for the
three and six months ended March 31, 2005.   The second
closing is expected to occur during the third quarter of
fiscal 2005 with gross proceeds of $9,315,000 and an estimate
pre-tax gain of approximately $2,100,000.   The Company is in
the process of completing the site work related to the sale.
As a result, $942,000 of the gain will be deferred and
recognized as income as the site work is completed.   On
November 12, 2003, the Company closed on all remaining installments of a sale of a former quarry site. Gross proceeds of the sale were $20,250,000 resulting in a pre-tax gain of approximately $12,927,000 ($8,273,000 after tax) for the three months ended December 31, 2003.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                            Three Months Ended   Six Months Ended
                                 March 31,          March 31,
                               2005     2004     2005       2004

Net sales, excluding
  freight
   Construction aggregates  $ 72,591   69,569    143,988   139,559
   Concrete products         163,051  137,396    320,664   272,422
   Cement and calcium         50,557   42,739     95,509    83,744
   Intersegment sales        (31,199) (25,929)   (59,821)  (51,642)

   Total net sales,
     excluding freight      $255,000  223,775    500,340   444,083

Operating profit
   Construction aggregates  $ 20,645   16,936     39,470    48,323
   Concrete products          24,748   11,543     46,205    24,163
   Cement and calcium         16,068   13,778     26,797    22,489
   Corporate overhead         (5,633)  (3,696)    (9,697)   (6,897)

   Total operating          $ 55,828   38,561    102,775    88,078
     Profit

      Identifiable assets, at quarter end
   Construction aggregates                      $376,225   342,198
   Concrete products                             268,144   228,404
   Cement and calcium                            223,530   228,576
   Unallocated corporate
     assets                                       68,146    62,402
   Cash items                                      6,506    42,526
   Investments in affiliates                      12,525    13,329

   Total identifiable
     Assets                                     $955,076  $917,435

	Construction aggregates operating profit for the three and six months ended March 31, 2005 includes gains on the sale of real estate of $4,256,000 and for the six months ended March 31, 2004 includes gains on the sale of real estate of $12,932,000.

(8)	Supplemental Disclosures of Cash Flow Information

Cash paid during the six months ended March 31, 2005 and 2004 for certain expense items are as follows (in thousands):

                                              2005       2004
      Interest expense, net of
       amount capitalized                   $   860     1,103
      Income taxes                          $41,904    29,980

The following schedule summarizes non-cash investing and financing activities for the six months ended March 31, 2005 and 2004 (in thousands):



                                              2005       2004

       Additions to property, plant
        and equipment from exchanges        $   93         55
       Additions to property, plant and
        equipment financed by issuing debt  $1,276          -

 (9)	Acquisition

On October 1, 2004, the Company acquired a small quarry
operation and certain facilities on the Ohio River for
$10,382,000 and inventory at the date of closing; and
royalties to be paid as mining occurs.   A preliminary
purchase price allocation has been made which resulted in goodwill of $3,735,000. The result of operations of this operation is immaterial to the results of the Company.

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

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage.

(11)	Subsequent Event

The Board of Directors, at its regular board meeting on May
4, 2005, approved a 3-for-2 common stock split.
Shareholders of record on June 10, 2005 will receive one
additional share for each two shares held.   The stock
split will be affected in the form of a stock dividend that
will be paid in a distribution of newly issued common stock
on July 1, 2005.   As of May 3, 2005, the Company had
43,592,858 share of common stock outstanding.   After the
stock split, the Company will have approximately 65,389,287 shares of common stock outstanding.

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

    During August and September 2004, the southeastern United States
was affected by four hurricanes and one tropical storm.   These
storms caused a temporary disruption in our business.   After the
storms, the focus was on restoring conditions rather than commencing new construction. In addition, rail operations were interrupted resulting in restricted delivery of product to our terminals.
This resulted in a negative impact on sales volumes in all of our southern operations during the first quarter of fiscal 2005.

    Financial results will be affected by planned maintenance at the cement plant since these costs, which can be significant, are expensed when incurred. The Company expensed planned maintenance of $2,100,000 in the first quarter of fiscal 2005, as compared to $2,300,000 in the first quarter of fiscal 2004. The plant was shut down for twelve days in the first quarter of fiscal 2005 and fourteen days in the first quarter of fiscal 2004 for planned
maintenance.   During the third quarter of fiscal 2005, a planned
maintenance has been scheduled for eight days at an estimated cost
of $1,500,000.   The planned maintenance during the third quarter of
last year was $984,000.

	Our insurance program consists of the Company self-insuring a portion of the claims and paying premiums for coverage in excess of
this self-insurance retention.   The self-insurance retention level
per claim is determined by comparing the premium for the coverage
versus the potential exposure.   For the automobile and general
liability insurance programs, self-insurance retention is
$3,000,000.   For the workers compensation insurance program, during
fiscal 2004 the self-insurance retention was $500,000 and for fiscal 2005 this was increased to $1,000,000.

	Operating Results.     For the second quarter of fiscal 2005,
which ended March 31, 2005, consolidated sales increased 14.0% to $260,565,000 from $228,602,000 in the same quarter last year.

The increase in sales was due to increased revenues in all three segments. Revenues in the concrete products segments increased primarily due to an increase in the average selling price, increased volumes of 12.8% and increased prices of concrete block partially offset by a slight decrease in ready mix volumes of 1.4%. Revenues in the aggregates segment increased as a result of higher average selling prices partially offset by a 5.2% decrease in volumes. The volume decreases were primarily related to lower sales volumes of 17.5% at our distribution terminals due to transportation issues in moving product from our producing locations and lower volumes in our
northern and Georgia markets.   Revenues increased in the cement and
calcium segment due to the higher cement prices and higher volumes at our cement grinding operations partially offset by lower volumes at our Newberry cement plant due to unscheduled maintenance during the second quarter of this year.

For the six months of fiscal 2005, consolidated sales increased
12.7% to $511,493,000 from $453,994,000 for the same period last year.

The increase in sales was due to increased revenues in all three
segments.   Revenues in the concrete products segments increased
primarily due to an increase in the average selling price and to a lesser extent increased volumes of concrete block of 11% and ready mix concrete of 1.6%. Revenues in the aggregates segment increased as a result of higher average selling prices partially offset by a
4.3% decrease in volumes.    The volume decreases were primarily
related to lower sales volumes of 16.8% at our distribution terminals due to transportation issues in moving product from our producing locations and lower volumes in our northern and Georgia
markets.    Revenues increased in the cement and calcium segment due
to the higher cement prices. While volumes remained level our cement grinding operations achieved higher volumes but these higher volumes were offset by lower volumes at our Newberry cement plant due to unplanned maintenance.

Gross profit for the second quarter of fiscal 2005 increased 28.1% to $77,521,000 from $60,500,000 for the same quarter last year. Gross profit margin for the second quarter of fiscal 2005 increased to 29.8% from 26.5% for the same period last year. Gross profit and margin improved in our concrete products and cement and calcium
segments.     The improvement in the cement and calcium and concrete
product segments is primarily due to improved pricing.    Gross
profit in the Aggregates segment remained level as higher revenues
were offset by higher fuel and repair costs.   Consolidated gross
profit was negatively impacted this quarter by an increase of $3,535,000 in fuel costs including coal, an increase in repairs and maintenance of $1,524,000 and an increase of $410,000 in electric costs.

Gross profit for the first six months of fiscal 2005 increased 23.3% to $147,060,000 from $119,303,000 for the same quarter last year. Gross margin for the first six months of fiscal 2005 increased to
28.8% from 26.3% for the same period last year.   Gross profit and
margin improved in our concrete products and cement and calcium
segments.   The improvement in the cement and calcium segment is due
to improved pricing.   The improvement in gross profit in the
concrete products segment was due to volume improvements, which
lowered the per unit cost, and higher sales prices.    Gross profit
in the Aggregates segment remained level as price increases were
offset by higher fuel and repair costs.   Consolidated gross profit
was negatively impacted by an increase of $6,305,000 in fuel costs including coal, an increase in repairs and maintenance of $3,568,000 and an increase of $1,031,000 in electric costs.

Selling, general and administrative expenses for the second quarter of fiscal 2005 increased to $25,949,000 as compared to $21,944,000 last year constituting 10.0% of sales as opposed to 9.6% last year. All of the increase is due to management incentive compensation and profit sharing which are both linked to earnings before income taxes and real estate gains.

Selling, general and administrative expenses for the first six months of fiscal 2005 increased to $48,587,000 as compared to $44,162,000 last year constituting 9.5% of sales as opposed to 9.7%
last year.   The increase in costs is attributable to increased
profit sharing and management incentive compensation expense, increased costs related to new site exploration and permitting and health insurance costs.

Operating profit increased to $55,828,000 in the second quarter of 2005 as compared to $38,561,000 for the same period last year. Operating profit this year included the sale of the former quarry site in Baltimore, Maryland. Gross proceeds of the sale were $24,185,000 resulting in a pre-tax gain of approximately $4,256,000
($2,694,000 after tax).   As discussed in note 6, during the third
quarter the Company will be closing on the remainder of the
contract.   As discussed above, the Company had an increase in the
gross profit for the concrete products and cement and calcium segments while the Aggregates segment had a decrease in gross profit.

Operating profit increased to $102,775,000 in the first six months of 2005 as compared to $88,078,000 for the same period last year.
As discussed above, the six months of this year includes the gain on the sale of the quarry which resulted in a pre-tax gain of $4,256,000. Last year included the sale of the former quarry site at Naples, Florida resulting in gross proceeds of $20,250,000 and a pre-tax gain of approximately $12,927,000 ($8,273,000 after tax) for
the first quarter of fiscal 2004.      As discussed above, the
Company had an increase in gross profit for the concrete products and cement and calcium segments while the Aggregates segment gross profit remained level.

Interest expense for the second quarter of fiscal 2005 decreased to $424,000 from $554,000 for the same quarter last year. Interest expense for the first six months of fiscal 2005 decreased to
$854,000 from $1,181,000 for the same period last year.   The
decrease is attributable to lower debt outstanding under the Company's revolver partially offset by a slight increase in average interest rates.

Interest income for the second quarter of fiscal 2005 decreased to $19,000 as compared to $216,000 for the same quarter last year and for the first six months of fiscal 2005 decreased to $92,000 as
compared to $504,000 for the same period last year.   These
decreases were due to having less excess cash available for short-term investment.

Included in other income is equity in operating results of our 50%
owned joint ventures.   The equity in these ventures was a loss of
$596,000 for the second quarter of fiscal 2005 as compared to a loss of $245,000 last year. The equity in these ventures was a loss of $128,000 for the first six months of fiscal 2005 as compared to a gain of $410,000 last year.

Income tax expense increased $6,317,000 for the second quarter of
fiscal 2005 compared to the same period last year.   This is due to
higher income before taxes and by an increase in the tax rate to 36.7% versus 36.5% last year. This increase in the effective income tax rate was due to increased contribution to earnings from the cement and calcium and concrete products business segments not subject to percentage depletion.

Income tax expense increased $5,689,000 for the first six months of fiscal 2005 as compared to the same period last year. This is due to higher income before taxes and by an increase in the tax rate to
36.7% versus 36.2% last year.   This increase in the effective
income tax rate was due to increased contribution to earnings from the cement and calcium and concrete products business segments not subject to percentage depletion.

	Liquidity and Capital Resources.   For the first six months of
fiscal 2005, cash provided by operating activities of $70,621,000, exercise of stock options of $3,218,000, short-term borrowing of $9,300,000 and sales of assets of $25,179,000 along with cash available at the beginning of the period funded the repayment of $1,712,000 of debt, purchases of property, plant and equipment of $71,608,000, payment of dividends of $60,698,000 and an acquisition of $11,366,000.

During the first six months of fiscal 2005, cash flow provided by operations decreased as compared to the same period last year primarily due higher accounts receivable, higher inventories and a decrease in accounts payable partially offset by increased net earnings before gain on disposition of assets.

For the first six months of fiscal 2005, cash flow used in investing
activities was $60,114,000.   This resulted from purchases of
property, plant and equipment of $71,608,000 and $11,366,000 used to
purchase a quarry operation.   Proceeds from sales of property,
plant and equipment was $25,179,000.

Cash flow used for financing activities was $49,892,000 during the first six months of fiscal 2005 primarily from the payment of dividends including a special dividend of $1.00 per share on October 1, 2004 partially offset by short-term borrowing of $9,300,000.

Cash generated by operating activities is used to fund the capital expenditure program, dividend payments and if there is excess cash, it is used to reduce revolving credit facilities. If there is a shortfall, borrowings are made under the revolving credit facilities. Based on current expectations, management believes that its internally generated cash flow and access to existing credit facilities are sufficient to meet the liquidity requirements necessary to fund operations, capital requirements, debt service and
future dividend payments.   At March 31, 2005, there was available
$250,000,000 under a long-term revolver and $25,700,000 available under overnight lines of credit. In addition, there is approximately $33,000,000 that could be re-borrowed under insurance policies.

Working capital at March 31, 2005 was $62,292,000 as compared to
$39,435,000 at September 30, 2004.   The primary reason for the
increase was cash generated from operations.

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

	Related Party Transactions.   Patriot Transportation Holding,
Inc. ("Patriot"), a related party, hauls diesel fuel and other
supplies for the Company.   Charges for such services are based on
prevailing market prices.   The Company also leases various
aggregate mining and other properties paying rent or royalties based on long-term contracts entered into during mid 1980's and early
1990's.   In addition, the Company provides administrative service
to Patriot and Patriot provides construction management services to the Company. These services are provided at market prices.
       The Company leases certain mining properties from Patriot Transportation Holding, Inc. under long-term leases. The Company and Patriot believe that certain of these properties, upon completion of mining and subsequent reclamation, present valuable opportunities for residential or commercial development.
Accordingly, the Company and Patriot have decided to investigate jointly the ultimate market potential for these properties. The Company expects that the preliminary investigation will not be completed for several months.

	Outlook.   The strong product demand levels experienced in most
of our markets during our first two quarters appears likely to stay
strong through the third quarter.   Mid-summer pricing improvements
appear feasible at levels that should overcome, if not exceed, the higher operating costs attributable to rising energy and commodity prices.

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


Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.
As required by Rule 13a-15 under the Exchange Act, as of March 31, 2005, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, Chief Financial Officer and Chief
Accounting Officer.   The evaluation conducted by the Company's
President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer has provided them with reasonable assurance that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On January 26, 2005, the Company held its annual shareholders
meeting.   At the meeting, the shareholders elected the following
directors by the vote shown.

	                  Term      Votes      Votes     Brokers
	                  Ending    For        Withheld  Non-Votes
A. R. Carpenter         2008    39,849,840   1,172,735     -
John D. Baker II        2008    39,753,819   1,268,756     -
G. Kennedy Thompson     2008    39,562,796   1,459,779     -

The directors whose terms of office as a director have continued after the meeting are Edward L. Baker, J. Dix Druce Jr., John D. Milton Jr. William H. Walton III for terms expiring in 2006 and Thompson S. Baker II, Luke E. Fichthorn III, The Honorable Tillie
K. Fowler and Francis X. Knott for terms expiring in 2007.   The
Honorable Tillie K. Fowler served as a director until her
untimely death on March 2, 2005.   On May 4, 2005, the Board of
Directors appointed John A. Delaney to the Board of Directors for a term expiring in 2008 and William P. Foley II for a term expiring in 2007.

At the meeting, the Shareholders also approved an amendment to the Articles of Incorporation of the Company increasing the number of shares of authorized common stock to 100 million
shares.   The votes cast on the proposal amendment were as
follows:

                               Votes        Votes       Votes
                                For        Against     Abstained
Amendment to Articles
of Incorporation             39,444,282   1,519,803     58,409

Item 6.  Exhibits

	Exhibits. The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page
19 of this Form 10-Q.





                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2005                       FLORIDA ROCK INDUSTRIES, INC.

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
	FORM 10-Q FOR THE QUARTER ENDED MARCH, 2005

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

(10)(d)	Amendment No. 1 to Amended Medical Reimbursement
Plan of Florida Rock Industries, Inc. effective
July 16, 1976, incorporated by reference to an
exhibit previously filed with Form 10-K for the
fiscal year ended September 30, 1980.   File No.
1-7159.



(10)(e)	Tax Service Reimbursement Plan of Florida Rock
Industries, Inc. effective October 1, 1976,
incorporated by reference to an exhibit
previously filed with Form 10-K for the fiscal
year ended September 30, 1980.   File No. 1-
7159.

(10)(f)	Amendment No. 1 to Tax Service Reimbursement
Plan of Florida Rock Industries, Inc.,
incorporated by reference to an exhibit
previously filed with Form 10-K for the fiscal
year ended September 30, 1981.   File No. 1-
7159.

(10)(g)	Amendment No. 2 to Tax Service Reimbursement
Plan of Florida Rock Industries, Inc.,
incorporated by reference to an exhibit
previously filed with Form 10-K for the fiscal
year ended September 30, 1985.   File No. 1-
7159.

(10)(h)	Summary of Management Incentive Compensation
Plan as amended effective October 1, 1992.
Previously filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 1-7159.

(10)(i)	Florida Rock Industries, Inc. Management
Security Plan, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1985. File No.
1-7159.



(10)(j)	Various mining royalty agreements with Patriot
Transportation Holding, Inc. or its subsidiary,
none of which are presently believed to be
material individually, but all of which may be
material in the aggregate, incorporated by
reference to exhibits previously filed with Form
10-K for the fiscal year ended September 30,
1986.   File No. 1-7159.

(10)(k)		Florida Rock Industries, Inc. 1996 Stock Option
Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated December
18, 1995.  File No. 1-7159.

(10)(l)	Florida Rock Industries, Inc. 2000 Stock Option
Plan, incorporated by reference to an exhibit
previously filed with the Proxy Statement dated
December 20, 2000.   File No. 1-7159.



(10)(m)	Amendment to Florida Rock Industries, Inc. 2000
		Stock Option Plan, incorporated by reference to
		an exhibit previously filed with Form 10-Q for
the 	Quarter ended March 31, 2003.
		File No. 1-7159

(10)(n)	Summary of Compensation Arrangements with
Directors

(10)(o)	Summary of Compensation with Named Executive
Officers

(11)   	Computation of Earnings Per Common Share.

(14)		Financial Code of Ethical Conduct.   Previously
		filed with Form 10-K for the fiscal year ended
		September 30, 2003.   File No. 1-7159

(31)(a)	Certification of John D. Baker, II

(31)(b)	Certification of John D. Milton, Jr.

(31)(c)	Certification of Wallace A. Patzke, Jr.

(32)	     Certification under Section 906 of Sarbanes-
Oxley Act of 2002



1




10