Form 10-Q
period 2005-06-30
FLORIDA ROCK INDUSTRIES INC
filed 2005-08-03
CIK 37651

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2005: 65,486,885 shares of $.10 par value common stock.









FLORIDA ROCK INDUSTRIES, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2005


CONTENTS

                                                                  Page No.

Part I.  Financial Information

Item 1.  Financial Statements (unaudited)
   Condensed Consolidated Balance Sheets                               1
   Condensed Consolidated Statements of Income                         2
   Condensed Consolidated Statements of Cash Flows                     3
   Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial            12
	      Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   18

Item 4.  Controls and Procedures                                      18


Part II.  Other Information


Item 1.  Legal Proceedings                                            19

Item 6.  Exhibits                                                     19

Signatures                                                            20

Exhibit 11   Computation of Earnings Per Common Share                 26

Exhibit 31(a)Certification of John D. Baker, II                       27

Exhibit 31(b)Certification of John D. Milton, Jr.                     28

Exhibit 31(c)Certification of Wallace A. Patzke, Jr.                  29

Exhibit 32   Certification under Section 906 of Sarbanes-Oxley Act    30
		       of 2002



                             PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	(In thousands)
	(Unaudited)

                                                June 30,     September 30,
                                                  2005            2004

ASSETS
Current assets:
 Cash and cash equivalents                     $   33,951           45,891
 Accounts receivable, less allowance
  for doubtful accounts of $1,994
  ($2,555 at September 30, 2004)                  141,398          107,000
 Inventories                                       42,239           35,100
 Current deferred income taxes                      5,692            5,454
 Prepaid expenses and other                         4,514            4,891
  Total current assets                            227,794          198,336

Other assets                                       62,266           67,243
Goodwill                                          152,126          148,391
Property, plant and equipment, at cost:
 Depletable land                                  143,279          127,773
 Other land                                        77,784           75,626
 Plant and equipment                              851,891          818,378
 Construction in process                           35,459           15,784
                                                1,108,413        1,037,561
 Less accumulated depreciation,
  depletion and amortization                      545,133          516,602
  Net property, plant and equipment               563,280          520,959
                                               $1,005,466          934,929
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                              $   71,520           47,121
 Dividends payable                                  9,817           52,017
 Federal and state income taxes                     7,846            7,770
 Accrued payroll and benefits                      33,112           31,974
 Accrued insurance reserve                         10,319            6,627
 Accrued liabilities, other                         8,782           11,271
 Long-term debt due within one year                   367            2,121
  Total current liabilities                       141,763          158,901

Long-term debt, excluding current installments     20,290           41,927
Deferred income taxes                              86,543           79,181
Accrued employee benefits                          18,491           18,268
Long-term accrued insurance reserves               10,443           10,443
Other accrued liabilities                          14,187            5,329
 Total liabilities                                291,717          314,049

Shareholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 100,000,000
  shares authorized, 65,447,115 shares issued
  (65,021,451 shares at September 30, 2004)         6,545            6,502
 Capital in excess of par value                    31,201           22,264
 Retained earnings                                676,003          592,114
  Total shareholders' equity                      713,749          620,880
                                               $1,005,466          934,929
See accompanying notes.



	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(In thousands except per share amounts)
	(Unaudited)
                                   Three Months Ended    Nine Months Ended
                                        June 30,              June 30,
                                     2005       2004      2005        2004

Net sales                          $305,514    245,334   805,854     689,417
Freight revenues                      7,985      6,315    19,138      16,226
  Total sales                       313,499    251,649   824,992     705,643

Cost of sales                       203,422    170,590   556,733     495,383
Freight expense                       7,961      6,247    19,083      16,145
  Total cost of sales               211,383    176,837   575,816     511,528

Gross profit                        102,116     74,812   249,176     194,115
Selling, general and administrative  27,068     23,588    75,655      67,750
(Gain) loss on sale of real estate   (1,842)        71    (6,144)    (12,866)
Operating profit                     76,890     51,153   179,665     139,231

Interest expense                       (532)      (564)   (1,386)     (1,745)
Interest income                         775        175       867         679
Other income (expense), net             646      1,038     1,679       2,392

Income before income taxes           77,779     51,802   180,825     140,557
Provision for income taxes           31,901     18,752    69,720      50,882

Net income                         $ 45,878     33,050   111,105      89,675

Earnings per share:
 Basic                                $ .70        .51      1.70        1.38

 Diluted                              $ .69        .50      1.67        1.36

Cash dividend per common share        $ .15        .11       .42         .33

Weighted average shares used
in computing earnings per share:
 Basic                               65,407     64,889    65,240      64,761
 Diluted                             66,821     66,152    66,676      66,054


See accompanying notes.



















                  FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED JUNE 30, 2005 AND 2004
	(In thousands)
	(Unaudited)
                                                   2005       2004
Cash flows from operating activities:
  Net income                                     $111,105   89,675
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization       48,548   47,222
    Deferred income tax provision                   7,124    6,615
    Provision for doubtful accounts                  (406)     577
    Gain on disposition of property, plant and
      equipment                                    (8,586) (15,728)
    Income tax benefit from exercise of stock
      options                                       5,306    1,868
  Net changes in operating assets and
     liabilities:
     Accounts receivable                          (29,216) (11,241)
     Inventories                                   (5,587)   2,527
     Prepaid expenses and other                       378      615
     Accounts payable and accrued liabilities      32,366   10,638
     Other, net                                       114     (639)

 Net cash provided by operating activities        161,146  132,129

Cash flows from investing activities:
  Purchases of property, plant and equipment     (100,943) (79,642)
  Net proceeds from the sale of property, plant
   and equipment and other assets                  35,260   26,824
  Additions to other assets                        (8,542)  (9,292)
  Long-term cash released from escrow               2,915        -
  Business acquisition                            (11,366)       -
  Collections of notes receivable                       -       38

Net cash used in investing activities             (82,676) (62,072)

Cash flows from financing activities:
  Repayment of long-term debt                     (24,668) (75,379)
  Increase in short-term debt                           -   10,000
  Exercise of employee stock options                3,682    2,791
  Repurchase of common stock                           (8)      (5)
  Payment of dividends                            (69,416) (21,548)

Net cash used in financing activities             (90,410) (84,141)


Net decrease in cash and cash equivalents         (11,940) (14,084)
Cash and cash equivalents at beginning of year     45,891   38,135

Cash and cash equivalents at end of period        $33,951   24,051


See accompanying notes.




                  FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                	(Unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Florida Rock Industries, Inc. and its more than 50% owned subsidiaries (collectively, the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2005. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. included in its Annual Report on Form 10-K for the year ended September 30, 2004. Certain amounts have been reclassified for presentation adopted in fiscal 2005.

(2)	Stock Option Plan

	The Company accounts for stock options under the intrinsic
value method of APB Opinion No. 25.   The Company has not
incurred any compensation cost using the intrinsic value
method for employee stock options.   If the fair value based
method had been used the following table summarizes the proforma effect (in thousands except for per share amounts):

                               Three Months Ended  Nine Months Ended
                                     June 30,           June 30,
                                  2005      2004     2005      2004

     Reported net income       $ 45,878    33,050  111,105    89,675
     Compensation cost
       determined under fair
       value based method, net
       of income taxes             (812)     (523)  (2,144)   (1,481)
     Proforma net income       $ 45,066    32,527  108,961    88,194

     Basic earnings per share:
       Reported net income     $    .70       .51     1.70      1.38
       Compensation cost, net
         of income taxes           (.01)     (.01)    (.03)     (.02)
       Proforma                $    .69       .50     1.67      1.36




     Diluted earnings per share:
       Reported net income     $   .69       .50      1.67     1.36
       Compensation cost, net
         of income taxes          (.02)     (.01)     (.04)    (.02)
       Proforma                $   .67       .49      1.63     1.34

In December 2004, the FASB issued SFAS No. 123R, Shared-Based
Compensation, which requires the Company to expense stock
options effective October 1, 2005.   The Company is evaluating
the impact of this statement.

(3)	Common Stock Split

On May 4, 2005, the Board of Directors approved a 3 for 2
common stock split.    Shareholders of record as of June 15,
2005, received one additional share for each two shares held. The stock split was effected in the form of a stock dividend
on July 1, 2005.   All share and per share amounts for all
prior periods have been restated to reflect the stock split.

For the three months ended March 31, 2005 and December 31,
2004, the following is the effect on the earnings per share:

                                      March 31,  December 31,
                                       2005        2004
      Basic earnings per share
        as reported                        $ 0.81        0.69
      After giving effect to the
        stock split                          0.54        0.46

      Diluted earnings per share
        as reported                          0.79        0.68
      After giving effect to the
        stock split                          0.53        0.45

For the three years ended September 30, 2004, the following is the effect on earnings per share:

                            2004       2003         2002

Basic earnings per share
  as reported              $2.63       1.77         1.62
	After giving effect to the
	  stock split               1.75       1.18         1.08

     Diluted earnings per share
	  as reported               2.58       1.74         1.59
     After giving effect to the
	  stock split               1.72       1.16         1.06

(4)	New Accounting Pronouncement

In March 2005, the Emerging Issues Task Force reached a consensus on Issue 04-6, "Accounting for Stripping Costs Incurred during Production in the Mining Industry" ("EITF 04-6"), EITF 04-6 is effective for the first reporting period in fiscal years beginning after December 15, 2005 and requires that stripping costs incurred during the production phase of the mine be included in the costs of the inventory produced
during the period that the striping costs are incurred.   The
Company currently accounts for stripping costs consistent with the method prescribed by EITF 04-6, and as such, this Issue will have no effect on the Company's consolidated financial statements.

(5)	Asset Retirement Obligations

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

The analysis of asset retirement obligations for the nine
months ended June 30, 2005 and 2004 is as follows (in
thousands):
                                       2005     2004

      Balance at beginning of period       $9,033   $8,649
      Additional liabilities                  356       96
      Accretion of expenses                   300      271
      Payments/settlement of obligations   (2,124)    (147)
       Balance at end of period            $7,565    8,869

(6)	Employee Benefits

	For the three and nine months ended June 30, 2005 and 2004, no pension income or expense was recorded. Based on current estimates, there is no requirement to make cash contributions for fiscal 2005.









(7)	Inventories

       Inventories consisted of the following (in thousands):

                                     June 30,      September 30,
                                      2005             2004

      Finished products            $ 23,728           19,878
      Raw materials                   8,655            8,123
      Work in progress                1,415              449
      Parts and supplies              8,441            6,650
                                   $ 42,239           35,100

The excess of current cost over the LIFO stated values of inventories was $7,329,000 at June 30, 2005 and $6,619,000 at
September 30, 2004.

During the third quarter and fiscal 2005, inventory quantities and prices increased. The result is that the change in the LIFO reserve increased cost of sales by $690,000 for the three months ended June 30, 2005 and by $710,000 for the nine months ended June 30, 2005. During the nine months of fiscal 2004, certain inventory quantities were reduced which resulted in a liquidation of the LIFO reserve, the effect of which decreased cost of sales by $613,000 for the nine months ended June 30, 2004 and $238,000 for the three months ended June 30, 2004.

(8) Income Taxes

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. On an interim basis, we estimate the annual tax rate based on projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year's taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. In the third quarter of fiscal 2005, the Company recorded an adjustment to deferred income taxes of $2,862,000 of which $2,450,000 related to prior years and $412,000 related to prior periods of fiscal 2005. The adjustment to deferred taxes resulted from a review of the Company's percentage depletion calculation to ensure that the calculations complied with tax law and generally accepted
accounting principles.   In that review, the Company
determined that deferred taxes of $2,862,000 should have been recorded in prior periods for the difference between the book
and tax basis of its mineral reserves.   The Company
determined that effect on any prior period was not material.

(9) Gains on Sale of Real Estate

	During 2005, the Company sold a former quarry site in the
Baltimore area in two closings.   The first occurred in March
2005, with gross proceeds of $24,185,000 resulting in a pre-
tax gain of $4,256,000 ($2,694,000 after tax) for the three
and six months ended March 31, 2005.   The second closing
occurred during the third quarter of fiscal 2005 with gross proceeds of $9,315,000 and a pre-tax gain of approximately
$1,706,000.   The Company is in the process of completing the
site work related to these sales. As a result, an additional $1,097,000 of gain has been deferred and will be recognized as
income as the site work is completed.   Also during the
quarter, the Company sold another small parcel of land for
$600,000 and realized a pre-tax gain of $116,000.   On
November 12, 2003, the Company closed on all remaining installments of a sale of a former quarry site in Florida.
Gross proceeds of the sale were $20,250,000 resulting in a pre-tax gain of approximately $12,927,000 ($8,273,000 after tax) for the three months ended December 31, 2003 and the nine months ended June 30, 2004.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                                   Three Months Ended Nine Months Ended
                                        June 30,           June 30,
                                     2005     2004      2005       2004

Net sales, excluding
  freight
   Construction aggregates  $ 89,883   77,865    233,871   217,424
   Concrete products         195,531  152,967    516,195   425,389
   Cement and calcium         56,375   42,271    151,884   126,015
   Intersegment sales        (36,275) (27,769)   (96,096)  (79,411)

   Total net sales,
     excluding freight      $305,514  245,334    805,854   689,417

Operating profit
   Construction aggregates  $ 31,474   22,968     70,944    71,291
   Concrete products          34,847   21,062     81,052    45,225
   Cement and calcium         18,598   13,922     45,395    36,411
   Corporate overhead         (8,029)  (6,799)   (17,726)  (13,696)

   Total operating          $ 76,890   51,153    179,665   139,231
     Profit






      Identifiable assets, at quarter end
   Construction aggregates                     $ 392,973   347,156
   Concrete products                             276,823   246,771
   Cement and calcium                            223,536   224,444
   Unallocated corporate
     assets                                       66,165    57,890
   Cash items                                     33,951    24,052
   Investments in affiliates                      12,018    12,545

   Total identifiable
     Assets                                   $1,005,466  $912,858

	Construction aggregates operating profit for the three and nine months ended June 30, 2005 includes gains on the sale of real estate of $1,727,000 and $5,983,000 and for the nine months ended June 30, 2004 includes gains on the sale of real estate of $12,932,000. Construction aggregates operating profit for the three months ended June 30, 2005 also includes the recovery of previously expensed costs and fee reimbursement in an insurance settlement of $2,116,000.
Concrete products operating profit for the three and nine months ended June 30, 2005 includes gains on the sale of real estate of $116,000 and $161,000.

(11)	Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended June 30, 2005 and 2004 for certain expense items are as follows (in thousands):

                                              2005       2004
      Interest expense, net of
       amount capitalized                   $ 1,599     1,742
      Income taxes                          $57,219    45,836

The following schedule summarizes non-cash investing and financing activities for the nine months ended June 30, 2005 and 2004 (in thousands):

                                              2005       2004

       Additions to property, plant
        and equipment from exchanges        $  156         99
       Additions to property, plant and
        equipment financed by issuing debt  $1,276          -
	 Additions to other assets from selling
        property, plant and equipment for a      -      1,000
        prepaid royalty agreement

(12)	Acquisition

On October 1, 2004, the Company acquired from several
sellers a small quarry operation and certain facilities on
the Ohio River for $10,382,000 and inventory at the date of
closing; and royalties to be paid as mining occurs.   A
preliminary purchase price allocation has been made which resulted in goodwill of $3,735,000. The result of operations of this operation is immaterial to the results of the Company.


(13)	Contingent Liabilities

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

In December 2004, management discovered that certain
activities at the Miami Quarry may be in violation of the
terms of wetland dredge-and-fill permits issued by the U.S.
Army Corps of Engineers and the Florida Department of
Environmental Protection.   Upon discovery, the Company
halted the activities in question pending an internal
investigation.    The Company voluntarily disclosed the
activities to the U.S. Army Corps of Engineers and Florida
Department of Environmental Protection.   On December 30,
2004, the Florida Department of Environmental Protection
issued a warning letter to the Company.   On January 13,
2005, the U.S. Army Corps of Engineers issued a Notice of
Noncompliance to the Company. On June 29, 2005, the Company
entered into a settlement agreement with the U.S. Army
Corps of Engineers that resolves the matter through payment
of an administrative penalty of $27,500 and completion of a
supplemental environmental project in the amount of
$411,840, which was recorded in the third quarter of 2005.
  The Company is still in discussions with the Florida
Department of Environmental Protection to resolve the
matter through an Administrative Consent Order.    Until
the matter is resolved with the Florida Department of Environmental Protection, the Company is unable to assess at this time, with any degree of certainty, the impact on the Company and its future financial performance of any potential actions by that agency based on these activities.

The Company's 50% owned subsidiary, Jamer Materials, Ltd.,
has learned that samples of some crushed material from its
New Brunswick, Canada quarry contain elevated levels of
naturally occurring arsenic and other trace elements.   The
Company has engaged consultants to assess the implications
of the elevated arsenic levels in these samples.   Based on
initial test results, the Company does not believe that the
material poses a risk to human health.   The Company is
continuing to study the potential impact of this issue on
the future operations of the subsidiary.   In addition, at
the request of a nearby property owner, some of this
material had been used on nearby property for fill near a
stream that leads to the local water supply.   The Canadian
environmental authorities have ordered that the material be removed from that site. The Company cannot assess at this time, with any degree of certainty, the impact on the Company's subsidiary and its future financial performance, but management does not expect this matter to have a material adverse effect on the Company's consolidated financial statements.

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


Financial results will be affected by planned maintenance at the cement plant since these costs, which can be significant, are expensed when incurred. The Company expensed planned maintenance of $2,100,000 in the first quarter of fiscal 2005, as compared to $2,300,000 in the first quarter of fiscal 2004. The plant was shut down for twelve days in the first quarter of fiscal 2005 and fourteen days in the first quarter of fiscal 2004 for planned
maintenance.   During the third quarter of fiscal 2005, the Company
had scheduled planned maintenance for eight days at an estimated
cost of $1,500,000.   The Company decided to defer this planned
maintenance to the fourth quarter of fiscal 2005, except for $100,000 that was incurred during the third quarter. Planned maintenance during the third quarter of last year was $984,000.


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

	Operating Results.     For the third quarter of fiscal 2005,
which ended June 30, 2005, consolidated sales increased 24.6% to $313,499,000 from $251,649,000 in the same quarter last year.

The increase in sales was due to increased revenues in all three segments. Revenues in the concrete products segments increased primarily due to an increase in the average selling price of both ready-mix and block, increased ready mix volumes of 9.6% and increased block volumes of 9.7%. Revenues in the aggregates segment increased as a result of higher average selling prices and a 3.6% increase in volumes. The volume increases were primarily in our southern operations while our distribution terminals volumes decreased 6.5% due to transportation issues in moving product from our producing locations and lower volumes in our northern markets. Revenues increased in the cement and calcium segment due to the higher prices and higher volumes at all of our cement operations.

For the nine months of fiscal 2005, consolidated sales increased
16.9% to $824,992,000 from $705,643,000 for the same period last year.

The increase in sales was due to increased revenues in all three
segments.   Revenues in the concrete products segments were the
major factor in the increase and resulted primary from an increase in the average selling price and to a lesser extent increased volumes of concrete block of 10.6% and ready mix concrete of 4.5%. Revenues in the aggregates segment increased as a result of higher average selling prices partially offset by a 2.8% decrease in
volumes.    The volume decreases were primarily related to lower
sales volumes of 13.0% at our distribution terminals due to transportation issues in moving product from our producing locations
and lower volumes in our northern and Georgia markets.    Revenues
increased in the cement and calcium segment due to the higher prices. While volumes increased in our cement grinding operations these higher volumes were partially offset by lower volumes at our Newberry cement plant due to unplanned maintenance during the second quarter.

Gross profit for the third quarter of fiscal 2005 increased 36.5% to $102,116,000 from $74,812,000 for the same period last year. Gross profit margin for the third quarter of fiscal 2005 increased to 32.6% from 29.7% for the same period last year. Gross profit and
margin improved in all three segments.     The improvement in the
cement and calcium and concrete product segments is primarily due to
improved pricing and increased volumes.    Gross profit in the
aggregates segment improved slightly as higher revenues were
partially offset by higher fuel and repair costs.   Gross profit for
the aggregates group included a credit of $2,116,000 from an insurance settlement which recovered costs previously expensed. Consolidated gross profit was negatively impacted this quarter by an increase of $5,136,000 in fuel costs including coal, an increase in repairs and maintenance of $1,860,000 and an increase of $758,000 in
electric costs.   Cost of sales was positively impacted by the
insurance settlement discussed above.

Gross profit for the nine months of fiscal 2005 increased 28.4% to $249,176,000 from $194,115,000 for the same quarter last year.
Gross margin for the nine months of fiscal 2005 increased to 30.2%
from 27.5% for the same period last year.   Gross profit and margin
improved in our concrete products and cement and calcium segments. The improvement in the cement and calcium segment is due to improved
pricing.   The improvement in gross profit in the concrete products
segment was due to volume improvements, which lowered the per unit
cost, and higher sales prices.    Gross profit in the aggregates
segment increased slightly as price increases were partially offset
by higher fuel and repair costs.   Consolidated gross profit was
negatively impacted by an increase of $11,442,000 in fuel costs including coal, an increase in repairs and maintenance of $5,428,000
and an increase of $1,789,000 in electric costs.   Cost of sales was
positively impacted by the insurance settlement discussed above.

Selling, general and administrative expenses for the third quarter of fiscal 2005 increased to $27,068,000 as compared to $23,588,000 last year constituting 8.6% of sales as opposed to 9.4% last year. A major portion of the increase is due to management incentive compensation and profit sharing which are both linked to earnings
before income taxes and real estate gains.   The balance of the
increase is primarily due to new site development.   Selling,
general and administrative expenses benefited $556,000 from a reimbursement of legal fees in connection with the insurance settlement discussed above and $596,000 from life insurance proceeds under the Management Security Plan.

Selling, general and administrative expenses for the nine months of fiscal 2005 increased to $75,655,000 as compared to $67,750,000 last
year constituting 9.2% of sales as opposed to 9.6% last year.   The
increase in costs is primarily attributable to increased profit sharing and management incentive compensation expense, increased
costs related to new site exploration and permitting.   Selling,
general and administrative expense benefited $556,000 from a reimbursement of legal fees in connection with the insurance settlement discussed above and $596,000 from life insurance proceeds.


Operating profit increased to $76,890,000 in the third quarter of 2005 as compared to $51,153,000 for the same period last year. Operating profit this year included the second closing of the sale of the former quarry site in Baltimore, Maryland. Gross proceeds of the sale were $9,315,000 resulting in a pre-tax gain of
approximately $1,706,000 ($1,071,000 after tax).   In addition the
Company sold another parcel in Florida and recognized a pre-tax gain of $116,000. As discussed above, the Company had an increase in the gross profit for all of its business segments.

Operating profit increased to $179,665,000 in the nine months of 2005 as compared to $139,231,000 for the same period last year.
The nine months of this year includes the gain on the sale of the quarry which resulted in a pre-tax gain of $5,962,000. In addition the Company sold another parcel in Florida and recognized a pre-tax gain of $116,000. Last year included the sale of the former quarry site at Naples, Florida resulting in gross proceeds of $20,250,000 and a pre-tax gain of approximately $12,927,000 ($8,273,000 after
tax) for the first quarter of fiscal 2004.      As discussed above,
the Company had an increase in gross profit for all of our business segments.

Interest expense for the third quarter of fiscal 2005 decreased slightly to $532,000 from $564,000 for the same quarter last year. Interest expense for the nine months of fiscal 2005 decreased to
$1,386,000 from $1,745,000 for the same period last year.   The
decrease is attributable to lower debt outstanding under the Company's revolver, partially offset by a slight increase in average
interest rates.   During June 2005, the Company prepaid $20,700,000
of secured debt related to a consolidated joint venture.   This will
reduce interest expense in the future.

Interest income for the third quarter of fiscal 2005 increased to $775,000 as compared to $175,000 for the same quarter last year and for the nine months of fiscal 2005 increased to $867,000 as compared
to $679,000 for the same period last year.   Included in interest
income for the third quarter and nine months of fiscal 2005 is $604,000 of interest income on the insurance settlement discussed
above.   Excluding this interest income, other interest income
declined due to having less excess cash available for short-term investment.

Included in other income is equity in operating results of our 50%
owned joint ventures.   The equity in these ventures was a loss of
$243,000 for the third quarter of fiscal 2005 as compared to a gain of $349,000 last year. The equity in these ventures was a gain of $115,000 for the nine months of fiscal 2005 as compared to a gain of $758,000 last year.

Income tax expense increased $13,149,000 for the third quarter of
fiscal 2005 compared to the same period last year.   This is due to
higher income before taxes and an increase in the effective tax rate to 37.2% versus 36.2% last year and an adjustment to deferred taxes
in the amount of $2,862,000.   This resulted in income tax expense
of 41% of pre-tax income.   The adjustment to deferred taxes
resulted from a review of the Company's percentage depletion calculation to ensure that the calculations complied with tax law
and generally accepted accounting principles.   In that review, the
Company determined that deferred taxes of $2,450,000 related to prior years and $412,000 related to the prior periods of 2005 should have been recorded in prior periods for the difference between the
book and tax basis of its mineral reserves.   The effect on any
prior period was not material.   The increase in the effective
income tax rate was due to increased contribution to earnings from the cement and calcium and concrete products business segments not subject to percentage depletion and a reduction in percentage depletion and the correction of the Company's method of recording tax depletion in 2005.

Income tax expense increased $18,838,000 for the nine months of
fiscal 2005 as compared to the same period last year.   This is due
to higher income before taxes and an increase in the effective tax rate to 37.2% versus 36.2% last year and the adjustment to deferred
taxes noted above.   This resulted in income tax expense of 38.6% of
pre-tax income.   The increase in the effective income tax rate was
due to increased contribution to earnings from the cement and calcium and concrete products business segments not subject to percentage depletion and the correction of the Company's method of recording tax depletion in 2005.

Net earnings for the third quarter of fiscal 2005 were $45,878,000
as compared to $33,050,000 last year.   Included in net earnings for
this year is the gain on sale of real estate of $1,842,000 pre-tax ($1,157,000 after tax), recovery of previous expensed costs and fee reimbursement in an insurance settlement and proceeds from a life insurance policy of $3,871,000 pre-tax ($2,653,000 after tax) and an expense of $2,862,000 after tax to provide deferred taxes on mineral
reserve book tax differences.   Also during this quarter the
effective income tax rate was increased from 36.7% to 37.2%.   This
resulted in $515,000 of income tax expense related to the first six months of this fiscal year.

Net earnings for the first nine months of fiscal 2005 were
$111,105,000 as compared to $89,675,000 last year.   Included in net
earnings for this year is the gain on sale of real estate of $6,144,000 pre-tax ($3,858,000 after tax), recovery of previous expensed costs and fee reimbursement in an insurance settlement and proceeds from a life insurance policy of $3,871,000 pre-tax ($2,653,000 after tax) and an expense of $2,862,000 after tax to provide deferred taxes on mineral reserves book tax differences. Also the effective income tax rate was increased from 36.7% to
37.2%.   Included in the first nine months of fiscal 2004 was a gain on the sale of real estate of $12,866,000 pre-tax ($8,209,000 after tax).

	Liquidity and Capital Resources.   For the nine months of
fiscal 2005, cash provided by operating activities of $161,146,000, exercise of stock options of $3,682,000 and sales of assets of $35,260,000 along with cash available at the beginning of the period funded the repayment of $24,668,000 of debt, purchases of property, plant and equipment of $100,943,000, payment of dividends of $69,416,000 and an acquisition of $11,366,000.

During the nine months of fiscal 2005, cash flow provided by operations increased as compared to the same period last year primarily due to higher net income and accounts payable partially offset by higher inventories and accounts receivable and lower gain
on disposition of assets.   The sharp increase in accounts
receivable for the nine months ended June 30, 2005 is due to an unusually low accounts receivable balance at September 30, 2004 which was a result of low sales volumes experienced in the month of September 2004 due to the hurricanes. The inventories included approximately $1,000,000 from our new quarry on the Ohio River at Golconda, Illinois.

For the nine months of fiscal 2005, cash flow used in investing
activities was $82,676,000.   This resulted from purchases of
property, plant and equipment of $100,943,000 and $11,366,000 used
to purchase a quarry operation.   Proceeds from sales of property,
plant and equipment and other assets were $35,260,000.

Cash flow used for financing activities was $90,410,000 during the nine months of fiscal 2005 primarily from the payment of dividends including a special dividend of $1.00 per share on October 1, 2004 and repayment of debt of $24,668,000.

Cash generated by operating activities is used to fund the capital expenditure program, dividend payments and if there is excess cash, it is used to reduce revolving credit facilities or other debt obligations. If there is a shortfall, borrowings are made under the revolving credit facilities. Based on current expectations, management believes that its internally generated cash flow and access to existing credit facilities are sufficient to meet the liquidity requirements necessary to fund operations, capital
requirements, debt service and future dividend payments.   At June
30, 2005, there was available $250,000,000 under a long-term revolver and $36,000,000 available under overnight lines of credit. In addition, there is approximately $28,000,000 that could be re-borrowed under insurance policies.

Working capital at June 30, 2005 was $86,031,000 as compared to
$39,435,000 at September 30, 2004.   The primary reason for the
increase was cash generated from operations and payment of the accrued dividends.

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

	Related Party Transactions.   Patriot Transportation Holding,
Inc. ("Patriot"), a related party, hauls diesel fuel and other
supplies for the Company.   Charges for such services are based on
prevailing market prices.   The Company also leases various
aggregate mining and other properties paying rent or royalties based on long-term contracts entered into during mid 1980's and early
1990's.   In addition, the Company provides administrative service
to Patriot.  These services are provided at market prices.

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

	Outlook. Product demand levels in our markets continue to be strong and appear to be sustainable for the coming fourth quarter. July pricing improvements have again been effected in most of our cement, stone and concrete operations and have the potential to improve our future performance subject to the risks of an already active hurricane season.

	Forward-Looking Statements.   Certain matters discussed in this
report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ
materially from those indicated by such forward-looking statements. These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources, and competition and may be indicated by words or phrases such as "anticipate," "estimate," "plans," "project," "continuing," "ongoing," "expects," "contemplates," "management believes," "the Company believes," "the
Company intends," and similar words or phrases.   The following
factors are among the principal factors that could cause actual results to differ materially from the forward-looking statements: availability and terms of financing; the weather; competition;
levels of construction activity in the Company's markets; cement shipments and availability; fuel and electric costs; transportation costs; inflation; quality and quantities of the Company's aggregates reserves; residential and nonresidential construction; public spending for federal highways and infrastructure; governmental regulations; ocean shipping rates; and management's ability to determine appropriate sales mix, plant location and capacity utilization.

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

Item 4.  Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Chief Accounting Officer ("CAO"), as appropriate, to allow timely decisions regarding required disclosure.
The Company also maintains a system of internal accounting controls over financial reporting that are designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.
All control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving the desired control objectives.
As of June 30, 2005, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

In connection with this evaluation and the Company's ongoing efforts to continuously improve our business processes, including our controls and procedures, the Company determined that, due to the inadvertent use of an incorrect methodology for calculating one component of deferred income taxes, the Company failed to record a total of $2,862,000 in deferred income taxes in the first two quarters of the current year and in prior fiscal years due to the difference between the book and tax basis of its aggregates reserves arising out of the use of percentage depletion for tax purposes. As the effect on any prior period was not material, no restatement of prior periods is required and an adjustment has been recorded in the current quarter to correct the deferred income tax liabilities. Management has discussed this with the Audit Committee and is implementing corrective actions, including additional training of members of the Company's accounting staff.

There have been no changes in the Company's internal controls over financial reporting during the third quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q is incorporated by reference.

Item 6.  Exhibits

	Exhibits. The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page
21 this Form 10-Q.




                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 3, 2005                     FLORIDA ROCK INDUSTRIES, INC.

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
	FORM 10-Q FOR THE QUARTER ENDED JUNE, 2005

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
Industries,  Inc.  adopted  December   5, 2001,
incorporated by reference to an exhibit
previously filed with Form 10-Q for the quarter
ended December 31, 2001.   File No. 1-7159.

(3)(b)(5) Amendment to the Bylaws of Florida Rock
Industries, Inc. adopted May 5, 2004,
incorporated by reference to an exhibit
previously filed with Form 10-Q for the quarter
ended June 30, 2004.   File No. 1-7159.

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
Florida Rock Industries, Inc.; Wachovia Bank,
N.A.; Bank of America, N.A.; SunTrust Bank;
Wachovia Capital Markets, LLC and Banc of
America Securities, LLC, incorporated by reference to an exhibit previously filed with Form 10-Q for the quarter ended June 30, 2004.
File No. 1-7159.

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

(10)(d)	Amendment No. 1 to Amended Medical Reimbursement
Plan of Florida Rock Industries, Inc. effective
July 16, 1976, incorporated by reference to an
exhibit previously filed with Form 10-K for the
fiscal year ended September 30, 1980.   File No.
1-7159.



(10)(e)	Tax Service Reimbursement Plan of Florida Rock
Industries, Inc. effective October 1, 1976,
incorporated by reference to an exhibit
previously filed with Form 10-K for the fiscal
year ended September 30, 1980.   File No. 1-
7159.

(10)(f)	Amendment No. 1 to Tax Service Reimbursement
Plan of Florida Rock Industries, Inc.,
incorporated by reference to an exhibit
previously filed with Form 10-K for the fiscal
year ended September 30, 1981.   File No. 1-
7159.

(10)(g)	Amendment No. 2 to Tax Service Reimbursement
Plan of Florida Rock Industries, Inc.,
incorporated by reference to an exhibit
previously filed with Form 10-K for the fiscal
year ended September 30, 1985.   File No. 1-
7159.

(10)(h)	Summary of Management Incentive Compensation
Plan as amended effective October 1, 1992.
Previously filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 1-7159.


(10)(i)	Florida Rock Industries, Inc. Management
Security Plan, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1985. File No.
1-7159.

(10)(j)	Various mining royalty agreements with Patriot
Transportation Holding, Inc. or its subsidiary,
none of which are presently believed to be
material individually, but all of which may be
material in the aggregate, incorporated by
reference to exhibits previously filed with Form
10-K for the fiscal year ended September 30,
1986.   File No. 1-7159.

(10)(k)		Florida Rock Industries, Inc. 1996 Stock Option
Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated December
18, 1995.  File No. 1-7159.

(10)(l)	Florida Rock Industries, Inc. 2000 Stock Option
Plan, incorporated by reference to an exhibit
previously filed with the Proxy Statement dated
December 20, 2000.   File No. 1-7159.



(10)(m)	Amendment to Florida Rock Industries, Inc. 2000
		Stock Option Plan, incorporated by reference to
		an exhibit previously filed with Form 10-Q for
the 	Quarter ended March 31, 2003.
		File No. 1-7159.

(10)(n)	Summary of Compensation Arrangements with
Directors, incorporated by reference to an exhibit previously filed with the Form 10-Q for the quarter ended March 31, 2005.
		File No. 1-7159.

(10)(o)	Summary of Compensation with Named Executive
Officers, incorporated by reference to an exhibit previously filed with the Form 10-Q for the quarter ended March 31, 2005.
		File No. 1-7159.

(11)   	Computation of Earnings Per Common Share.

(14)		Financial Code of Ethical Conduct.   Previously
		filed with Form 10-K for the fiscal year ended
		September 30, 2003.   File No. 1-7159

(31)(a)	Certification of John D. Baker, II

(31)(b)	Certification of John D. Milton, Jr.

(31)(c)	Certification of Wallace A. Patzke, Jr.

(32)	     Certification under Section 906 of Sarbanes-
Oxley Act of 2002







1




26