Form 10-K
period 2005-09-30
FLORIDA ROCK INDUSTRIES INC
filed 2005-12-14
CIK 37651

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
	FORM 10-K
(Mark one)
   [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended September 30, 2005
	OR
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

Indicate by check mark whether the registrant is a shell company (as defined
by Rule 12b-2 of the Act).           Yes    No X

At March 31, 2005 the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $1,879,293,502. At such date there were 47,928,934 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Florida Rock Industries, Inc. 2005 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Florida Rock Industries, Inc. Proxy Statement are incorporated by reference into Part III.



                                    PART I
Item 1.  BUSINESS.

Florida Rock Industries, Inc., whose predecessors began business in 1929, was incorporated in Florida in 1945. Florida Rock Industries, Inc. and its subsidiaries (the "Company"), are principally engaged in three business segments: construction aggregates, concrete products and cement
and calcium products.   The construction aggregates segment is engaged in
the mining, processing, distribution and sale of sand, gravel and crushed stone. The concrete products segment is engaged in production and sale of ready mix concrete, concrete block, prestressed and precast concrete as well as sales of other building materials. The cement and calcium products segment is engaged in the production and sale of portland and masonry cement, the importation of cement and slag which are either sold, ground or blended and then sold and sale of calcium products to the animal feed, paint, plastics and joint compound industries. Substantially all operations are conducted in Florida, Virginia, Georgia, Maryland, Washington D.C., Tennessee, Alabama, North Carolina, Illinois and Delaware. The Company also has an investment in a crushed stone plant in Charlotte County, New Brunswick, Canada and a distribution yard in New York City, New York.

Information as to business is presented under the caption "Operating Review" on pages 5 and 6 of the accompanying 2005 Annual Report to Shareholders and such information is incorporated herein by reference.

Information as to business segments is presented in Note 14 of the Notes to Consolidated Financial Statements in the accompanying 2005 Annual Report to Shareholders and such information is incorporated herein by reference.

Sales are subject to factors affecting the level of general construction activity including the level of interest rates, consumer confidence, availability of funds for construction, appropriations by federal and state governments for construction, past overbuilding, labor relations in the construction industry, energy shortages, material shortages, weather, climate, and other factors affecting the construction industry in general. Labor disputes in the construction industry may result in work stoppages which may interrupt sales in the affected area. Precipitation or freezing temperatures may cause a reduction in construction activity and related demand for the Company's products. During the winter months, sales and income of the Company's Maryland, Virginia, New York, North Carolina, Washington, D.C., Georgia, Tennessee, Delaware, Illinois and New Brunswick operations are affected by the impact of inclement weather on the construction industry. The Company's Florida operations usually are not similarly affected during the winter but can be affected by inclement weather during the hurricane season. A decrease in the level of general construction activity in any of the Company's market areas caused by any of the above factors may have a material adverse effect on sales and income derived therefrom.

During 2005 the construction aggregates segment operated three crushed stone plants, two baserock plants, nine sand plants and one industrial sand plant in Florida. It operates six crushed stone plants, three sand plants and owns a two-thirds interest in one crushed stone plant in Georgia; one crushed stone plant in Tennessee; one crushed stone plant near Auburn, Alabama; two sand and gravel plants and two crushed stone plants in Maryland; two crushed stone plants and two sand plants in Virginia and one crushed stone plant in Illinois. In September 2005, we acquired a sand and gravel plant in Atmore, Alabama that serves Mobile,
Alabama and Pensacola markets.   The Company also operates aggregates
distribution terminals in Central and Northern Florida; Coastal Georgia; Northern Virginia; Norfolk-Virginia Beach, Virginia; Baltimore, Maryland; the Eastern Shore of Maryland; Delaware; and Washington, D.C. Construction aggregates are sold throughout most of Florida with the principal exception of the panhandle other than Pensacola. In Georgia the Company primarily serves the regional construction markets around Griffin, Macon, Columbus, Rome and the southern and western portions of the Atlanta market and all of South Georgia. In Virginia the Company primarily serves the Richmond, Norfolk, Virginia Beach, Williamsburg and Northern Virginia markets. In Maryland the principal markets served are the greater Baltimore area, Frederick, Montgomery, Harford and Cecil Counties and the Eastern Shore of Maryland. In Delaware the principal market served is south central Delaware. In Alabama the principal market
serviced is the Auburn and Mobile areas.   In Tennessee, the principal
market served is the Chattanooga area.   The Illinois quarry principal
markets are cities on the Ohio and Mississippi River.   In Florida and
Georgia shipments are made by rail and truck. In Virginia and Maryland the Company primarily serves the regional construction markets around Richmond, Virginia and the greater Baltimore area by truck; and the Company's marine division ships materials by barge throughout the Chesapeake Bay area, along the James River between Richmond and Norfolk, Virginia Beach and as far north as Woodbridge, Virginia on the Potomac River and Washington D. C. on the Anacostia River. One joint venture sells products by ship from Canada into New York, South Carolina, Georgia and Florida.

In fiscal 2005 approximately 42% of the coarse aggregates and 67% of the sand used in the Company's concrete operations were produced by the Company. The remaining aggregates were purchased from other suppliers whose geographic locations coupled with transportation costs make it more
economical to supply certain of the Company's plants.   At the present
time, except for the Florida markets, there is an adequate supply of construction aggregates in the areas in which the Company's concrete
operations are located.   Shortages have occurred in some Florida markets
due to the disruption in rail service primarily from the hurricanes.

The concrete products segment manufactures and markets ready mixed concrete, concrete block, precast and prestressed concrete. It also markets other building materials. The concrete operations serve most of Florida with the principal exception of the panhandle area of the state; southern and southwest Georgia; the greater Baltimore, Maryland area; the Richmond-Petersburg-Hopewell area; Williamsburg; Hampton-Newport News; and Norfolk/Virginia Beach areas of Virginia along with northern Virginia and Washington, D.C.

Since ready mixed concrete hardens rapidly, delivery is time constrained and generally confined to a radius of approximately 20 to 25 miles from the producing plant.

Based on current operating schedules the Company's annual capacity at its 13 operating concrete block plants is approximately 95 million 8x8x16 equivalent units of block

At most of the Florida and Georgia concrete facilities, the Company purchases and resells building material items related to the use of ready
mixed concrete and concrete block.   Prestressed concrete products for
commercial developments and bridge and highway construction are produced in Wilmington, North Carolina. Precast concrete lintels and other building products are produced in Kissimmee, Florida.

The cement and calcium products segment produces portland and masonry cement in Newberry, Florida which is sold in both bulk and bags to the concrete and concrete products industry. Calcium products for the animal feed, paint, plastics and joint compound industries are produced in
Brooksville, Florida.   Cement and slag is imported into Tampa, Florida
and some of the cement is sold and the balance is either blended, bagged
or reprocessed into specialty cements.   The slag is ground and either
sold or blended and then sold.   Clinker is imported into Port Manatee,
Florida and is ground into bulk cement and sold.

During fiscal 2005, the Company's concrete operations purchased cement from 12 outside suppliers, the three largest of which supplied approximately 36% of the cement used by the Company in its ready mixed concrete, concrete block, and prestressed and precast concrete operations. In addition, the cement segment supplied approximately 28% of the cement used by the Company's concrete operations. The Company believes that the cement demand in the Company's markets will continue to outpace domestic production capacity. Accordingly, the Company has decided to pursue the necessary permits to expand production capacity at
its Newberry facility.   The Company has received a permit from the
Florida Department of Environmental Protection to expand production at its Newberry plant, but must still receive approval from the City of Newberry.

The Company's construction aggregates, concrete products and cement are sold in competition with other producers of the same type of construction aggregates, concrete products and cement as well as in competition with other types of construction aggregates, concrete products and cement.
The Company's concrete products compete with other building materials such as asphalt, brick, lumber, steel and other products. The Company believes that price, plant location, transportation costs, service, product quality and reputation are the major factors that affect competition within a given market. Because of the relatively high transportation costs associated with construction aggregates and concrete, cement and calcium products, competition is often limited to products or competitors in relatively close proximity to our production
facilities.   Exceptions exist for areas that may be served by river
barges, ocean-going vessels or rail lines.

The Company does not believe that backlog information accurately reflects anticipated annual revenue or profitability from year to year.

The Company's operations are subject to and affected by federal, state and local laws and regulations relating to the environment, health and
safety and other regulatory matters.   Certain of the Company's
operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these
laws and regulations.   Environmental operating permits are required for
certain of the Company's operations and such permits are subject to modification, renewal and revocation. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these
laws and regulations.   Despite these compliance efforts, risk of
environmental liability is inherent in the operation of the Company's
businesses.   Such regulations have not had a material adverse impact in recent years and are not expected to have a material adverse effect on the Company's capital expenditures or operating results over the next
year.   However, as is the case with other companies engaged in similar businesses, there can be no assurance that environmental liabilities or subsequent changes in environmental regulations will not have a material
adverse effect on the Company in the future.   Additional information
concerning environmental matters is presented in Item 3 "Legal Proceedings" of this Form 10-K and such information is incorporated herein by reference.

Employees.  The Company employed 3,426 persons at September 30, 2005.

EXECUTIVE OFFICERS OF THE COMPANY
Name                     Age         Office              Position Since
Edward L. Baker          70	Chairman of the Board        May 1989
John D. Baker II         57	President and Chief          February 1996
                                  Executive Officer
John D. Milton, Jr.      60	Executive Vice President,    January 2001
                                  Treasurer and Chief
                                  Financial Officer
C. J. Shepherdson        90	Vice President               September 1972
Thompson S. Baker II     47	Vice President               August 1991
George J. Hossenlopp     62	Vice President               May 2002
Clarron E. Render, Jr.   63	Vice President               August 1991
Wallace A. Patzke, Jr.   58	Vice President, Controller   August 1997
                                  and Chief Accounting Officer
H. W. Walton             60	Vice President,Environment,  September 2004
                                  Safety,Health and
                                  Organizational Development
Scott L. McCaleb         53    Vice President, Corporate    December 2002
                                  Development
Dennis D. Frick          63	Secretary                    October 1992
John W. Green            53	Assistant Secretary          October 1988

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

Item 2.  PROPERTIES.

The Company's principal properties are located in Florida, Georgia, Tennessee, Alabama, North Carolina, Virginia, Washington, D.C., Maryland and Delaware. The following table summarizes the Company's principal construction aggregates production and cement and calcium production facilities and estimated reserves at September 30, 2005.

                          Tons        Tons of
                       Delivered in  Estimated  Approximate
                        Year Ended    Reserves     Acres
                         9/30/05      9/30/05   (L-Leased)(a)     Lease
                        (000's)       (000's)    (O-Owned)     Description

Three crushed stone
 plants in Florida
 located at Gulf
 Hammock (which also
 produces agricultural
 limestone), Ft. Myers
 (which also produces
 baserock), and Miami                                           5 leases
 (which also produces                               L- 4,428    expiring from
 baserock)                   8,684      281,000     O- 8,586    2010 to 2046

Seven crushed stone plants
 in Georgia located at
 Griffin, Forest Park,
 Macon, Tyrone, Columbus,
 Six Mile and Paulding
 County, one crushed stone
 plant located near
 Auburn, Alabama, one
 crushed stone plant located
 in Chattanooga, Tennessee
 and one crushed stone plant                                    10 leases
 located in Golconda                                L- 2,359    expiring from
 Illinois                   10,725      574,000     O- 2,112    2029 to 2079

Two crushed stone plants
 located at Havre de Grace
 and Frederick, Maryland,
 two located near Richmond,
 Virginia and one joint
 Venture plant in Charlotte                                     2 leases
 County, New Brunswick                              L-   114    expiring
 Canada                      9,526      267,000     O- 1,317    2018

Two baserock plants                                             3 leases
 located at Ft. Pierce                                          expiring
 and Sunniland, Florida        810       16,000     L-11,795    2007 to 2054

Nine sand plants located
 at Keystone Heights,




                             Tons        Tons of
                         Delivered in  Estimated  Approximate
                          Year Ended    Reserves     Acres
                           9/30/05      9/30/05   (L-Leased)(a)     Lease
                           (000's)       (000's)    (O-Owned)     Description

 Astatula, Lake County,
 Marion County (two
 locations), Keuka,
 Grandin, LaBelle and
 Lake Wales, Florida;
 three sand plants located
 at Albany, Leesburg and
 Bainbridge, Georgia;
 two sand and gravel plants
 located at Goose Bay and
 Leonardtown, Maryland, and
 two sand plants at Charles
 City, Virginia and one sand                                    18 leases
 and gravel plant at Atmore,                         L- 12,806  expiring from
 Alabama                    12,515      259,000      O-  2,888  2006 to 2008

 The Company has a Portland
 cement plant located at
 Newberry, Florida, one fine
 grinding plant located at
 Brooksville, Florida, a cement
 grinding plant at Port Manatee,
 Florida and a cement grinding                                  2 leases
 and blending plant at Tampa                         O-   876   expiring from
 Florida                     1,613      141,000      L- 6,951   2020 to 2046


Future reserves:
 Sand:
 Lake County, Florida(c)                 11,800      O-   654
 Polk County, Florida
   (two locations)                       36,000      O-   924
 Putnam County, Florida
   (three locations)                    138,000(b)   O- 1,159
 Limerock:
  Brooksville, Florida                   91,000(b)
  Newberry, Florida                      69,400(b)

Crushed Stone:
 Muscogee County                         33,000      L-   142   1 lease
 Georgia                                                        expiring in 2019
 Lamar County, Georgia                   57,000      O-   588
 Havre de Grace, Maryland(c)            121,600(b)
 Carroll County, Maryland                41,250      O-   413
 Port Deposit, Maryland (c)             185,700      O-   427
 Ft. Myers, Florida (c)                 133,000(b)
 Collier County, Florida                 29,500      O- 1,405



(a) Leased acreage includes all properties not owned by the Company as to which the Company has at least the right to mine construction aggregates for the terms specified.

(b)   Acres are included in the first line of the above table.

(c) All the required zoning or permits for these locations have not yet been obtained.

The Company operates thirteen construction aggregates distribution terminals located in Florida (four), Georgia (two), Maryland (three), Virginia (two), Delaware (one) and Washington D. C. (one) comprising approximately 183 acres, of which the Company owns 130 and leases 53 acres.

The Company has 110 sites for its ready mixed concrete, concrete block and prestressed concrete plants in Florida, Georgia, North Carolina, Virginia and Maryland aggregating approximately 838 acres. Of these acres, the Company owns approximately 799 and leases approximately 39. The lease terms vary from month-to-month to expiring in 2019.

The Company leases, from Patriot Transportation Holding, Inc., ("Patriot") approximately six acres with two office buildings in Jacksonville, Florida, which are used for its executive offices and an administrative office space in Sparks, Maryland. A subsidiary leases administrative office space in Springfield, Virginia. A subsidiary owns administrative offices in Richmond, Virginia. In addition, the Company owns approximately 14 acres in Maryland, which are used for shop facilities and 6,340 acres in Suwannee and Columbia counties in Florida held for investment.

The Company owns certain other properties which are summarized as follows:

                                                            Approximate
          Type Property (1)               State                Acres

       Industrial/Commercial            Virginia                 93
       Industrial/Commercial            Florida                  89
       Industrial/Commercial            Maryland                909
       Industrial/Commercial            North Carolina           27

(1) The properties owned by the Company are grouped by current or proposed use. Such use may be subject to obtaining appropriate rezoning, zoning variances, subdivision approval, permits, licenses, and complying with various zoning, building, environmental and other regulations of various federal, state, and local authorities.



At September 30, 2005 certain property, plant and equipment with a carrying value of $13,114,000 were pledged to secure industrial development revenue bonds and certain other notes and contracts with an outstanding principal balance totaling $29,722,000 on such date.

Item 3.  LEGAL PROCEEDINGS.

In November 2000, the United States Environmental Protection Agency through the offices of the United States Attorney for the District of Columbia commenced an investigation of DC Materials, Inc. and Cardinal Concrete Company, both subsidiaries of the Company, with respect to possible violations of the Clean Water Act at a site in the District of Columbia. On September 10, 2003, a former employee of this facility was convicted of violating the Clean Water Act. As a result, the employee (but not the Company) has been barred from receiving federal government
contracts or benefits at this facility.   Counsel for the Company has
advised that the statute of limitations has run and no action has been initiated by the United States Attorney. The United States Environmental Protection Agency has notified Cardinal Concrete Company that it will not be barred from receiving government contracts and benefits. As a result, no further action is anticipated.

Florida Rock holds one of 12 federal mining permits granted for the Lake
Belt area in South Florida.   The permit covers Florida Rock's Miami
quarry.   The Miami quarry is one of the largest of Florida Rock's
quarries measured by volume of aggregates mined and sold.   Various
governmental agencies are involved in litigation brought by environmental
groups concerning the manner in which all 12 permits were granted.   The
plaintiff's allege that the relevant governmental agencies acted capriciously, abused their discretion and failed to comply with administrative regulations and procedures and to consider all appropriate
information when issuing the permits.   The plaintiffs seek to set aside
the permits and to enjoin the relevant governmental agencies from
granting further permits.   Although not named as a defendant, Florida
Rock has intervened in the proceedings to protect its interests.   The
proceedings are continuing and it is not possible to determine the likely
outcome or what impact it will have on Florida Rock's operations.   If
the Lake Belt permits, including the permit for the Miami quarry, were ultimately set aside, Florida Rock and the other industry participants with quarries in the Lake Belt region would need to source aggregates, to the extent available, from other locations in Florida or import
aggregates.   This would likely result in increased costs and other
adverse operational effects on Florida Rock.   However, Florida Rock
believes that its permit for the Miami quarry was validly issued.

In December 2004, management discovered potential violations of the terms of wetland dredge-and-fill permits issued by the U.S. Army Corps of Engineers and the Florida Department of Environmental Protection at the
Miami Quarry.   Upon discovery, the Company halted the activities in
question and voluntarily disclosed the activities to the U.S. Army Corps of Engineers and Florida Department of Environmental Protection. On December 30, 2004, the Florida Department of Environmental Protection issued a warning letter to the Company. On January 13, 2005, the U.S. Army Corps of Engineers issued a Notice of Noncompliance to the Company.
 In June 2005, the Company entered into a settlement agreement with the U.S. Army Corps of Engineers that resolves the matter through payment of an administrative penalty of $27,500 and completion of a supplemental environmental project in the amount of $411,840, which was recorded in the third quarter of fiscal 2005. In August 2005, the Company entered into a Consent Decree with the Florida Department of Environmental Protection, which resolved the matter through payment of a $5,500 administrative penalty. As a result of these two settlements, the enforcement proceedings on the part of these two agencies have been resolved.

The Company's 50% owned subsidiary, Jamer Materials, Ltd., has learned that samples of some crushed material from its New Brunswick, Canada
quarry contain elevated levels of naturally occurring arsenic.     Based
on test results to date, the Company does not believe that the material
poses a risk to human health.   The Company is continuing to study the
potential impact of this issue on the future operations of the
subsidiary.   In addition, at the request of a nearby property owner,
some of this material had been used on nearby property for fill near a
stream that leads to the local water supply.   The Canadian environmental
authorities have ordered that the material be removed from that site.
The Company cannot assess at this time, with any degree of certainty, the impact on the subsidiary and its future financial performance, but management does not expect this matter to have a material adverse effect on the Company's consolidated financial statements or future financial performance.

The Company has been named as one of numerous defendants in a lawsuit filed in Broward County, Florida, by a plaintiff alleging personal
injuries arising from silicosis.   The lawsuit assets that the Company
and various other mining companies named in the complaint (along with other defendants) are liable for negligence under a number of theories.
The complaint has not yet been served upon the Company.   The Company is
unable to determine the impact, if any, on financial position or results of operations.

In December 2005, the Company received a Request for Information from the U.S. Environmental Protection Agency pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and the
Resource Conservation and Recovery Act (RCRA).   The request seeks
information regarding whether the Company's subsidiary, Florida Cement, Inc., disposed of cement kiln dust at the Jernigan Trucking Dump Site in
Hillsborough County, Florida during the 1970s.   The Company acquired
this subsidiary from Lafarge North America, Inc., in 2003.   The Company
has commenced an investigation of this matter but does not have sufficient information to determine whether the Company has any liability with respect to this matter or the extent of any potential liability.

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


                               PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There were approximately 856 holders of record of Florida Rock Industries, Inc. common stock, $.10 par value, as of December 01, 2005. The Company's common stock is traded on the New York Stock Exchange (Symbol: FRK). Information concerning stock prices and dividends paid during the past two years is included under the caption "Quarterly Results" on page 15 of the Company's 2005 Annual Report to Shareholders and such information is incorporated herein by reference.

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



Period
July 1, 2005
thru July 31,
2005                   173       $45.27	    173			-

August 1, 2005
thru August 31,
2005                     -           -            -			-

September 1, 2005
Thru September
30, 2005                 -           -            -			-

Total                    -           -            -			-


Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 8 of the Company's 2005 Annual Report to Shareholders, and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 is included under the captions "Management Analysis" on pages 9 through 14; and in Notes 1 through 17 to the Consolidated Financial Statements included in the accompanying 2005 Annual Report to Shareholders and in Item 3 "Legal Proceedings" of this Form 10-K. Such information is incorporated herein by reference.

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

The following table provides information about the Company's financial instruments and the maturity dates thereof that are sensitive to changes in interest rates (in thousands):



                                                     There-        Fair
                     2006   2007  2008  2009   2010  after   Total  Value

Long-term debt at
 fixed rates       $1,497    243   186    78     83    297   2,384  2,447


Weighted average
 interest rate        7.6%   7.6   7.6   7.6    7.2    7.2

Long-term debt at
 variable interest
 rate              $    0  1,775 1,775     0      0 14,000  17,550 17,550

Weighted average
 interest             2.4%


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 15 and on pages 16 through 30 of the Company's 2005 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 21, 2004, the Audit Committee of the Board of Directors of Florida Rock Industries, Inc. (the "Company"), engaged KPMG LLP ("KPMG") to serve as the Company's independent registered public accountants for a three
year term beginning with fiscal year 2005.   On July 21, 2004, the
Company's Audit Committee notified Deloitte & Touche LLP ("Deloitte & Touche") of their intent to dismiss Deloitte & Touche as the Company's principal public accountants, effective upon completion of the audit of the Company's consolidated financial statements for the 2004 fiscal year.

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

During the Company's fiscal years ended September 30, 2004 and 2003, there were no disagreements between the Company and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Deloitte & Touche's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports; and there were no reportable events as described in
Item 304(a)(1)(v) of Regulation S-K.

Prior to engaging KPMG, the Company did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9.A CONTROLS AND PROCEDURES

(a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Office ("CEO"), Chief Financial Officer ("CFO"), and Chief Accounting Officer ("CAO"), as appropriate, to allow timely decisions regarding required disclosure.

    All control systems, no matter how well designed, have inherent
limitations.   Therefore, even those systems determined to be
effective can provide only reasonable assurance of achieving the desired control objectives.

    As of September 30, 2005, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures.
Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company' CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

(b) Changes in Internal Controls.   There have been no changes in internal
controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9.B  OTHER INFORMATION

None.


                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this Form 10-K.

Information concerning directors required in response to this Item 10 will be included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy
Statement and such information is incorporated herein by reference.

Information regarding the corporate governance practices of the Company, including information regarding which members of the audit committee are audit committee financial experts and the code of conduct applicable to principal executive officers, principal financial officers and principal accounting officers (a copy of which is included as an exhibit to this Form 10-K), will be included under the caption "Election of Directors" in the Company's Proxy Statement and such information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 will be included under the captions "Executive Compensation," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," and "Shareholder Return Performance" in the Company's Proxy Statement and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes certain information concerning the Company's equity compensation plans:

                Number of securities                     Number of securities
                to be issued upon                        available for future
                exercise of         Weighted average     issuance under equity
                outstanding         exercise price of    compensation plans
                options, warrants   outstanding options, (excluding securities
Plan Category   and rights-         warrants and rights  reflected in column

Equity compen-
sation plans
approved by
security holders     3,591,926              $ 16.89             1,219,000

Equity compen-
sations plans
not approved
by security
holders                      -                    -                     -

Total                3,591,926              $ 16.89             1,219,000

For additional information, see note 9 of the Notes of Consolidated Financial Statements.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required in response to this Item 13 will be included under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required in response to this Item 14 will be included under the caption "Audit Committee Report - Audit and Non-Audit Fees" in the Company's Proxy Statement.



PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)(1)and (2)Financial Statements and Financial Statement Schedule.

    The response to this item is submitted as a separate section. See Index to Financial Statements and Financial Statement Schedule on page 21 of this Form 10-K.

   (3)Exhibits

The response to this item is submitted as a separate section.  See
Exhibit Index on pages 18 through 20 of this Form 10-K.
















































SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECEMBER 14, 2005                             FLORIDA ROCK INDUSTRIES, INC.


                                              By JOHN D. BAKER, II
                                                 John D. Baker, II
                                                 President and Chief
                                                  Executive Officer

                                              By JOHN D. MILTON, JR.
                                                 John D. Milton, Jr.
                                                 Executive Vice President
                                                  Treasurer and Chief
                                                  Financial Officer

                                              By WALLACE A. PATZKE, JR.
                                                 Wallace A. Patzke, Jr.
                                                 Vice President, Controller
                                                  and Chief Accounting
                                                  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 07, 2005.

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
John D. Milton, Jr.
Executive Vice President, Treasurer               EDWARD L. BAKER
 and Chief Financial Officer                      Edward L. Baker
 (Principal Financial Officer)                    Director

WALLACE A. PATZKE, JR.                            THOMAS S. BAKER, II
Wallace A. Patzke, Jr.                            Thomas S. Baker, II
Vice President, Controller and                    Director
 Chief Accounting Officer
(Principal Accounting Officer)                    WILLIAM H. WALTON, III
                                                  William H. Walton, III
________________                                  Director
Francis X. Knott
Director                                          ______________________
                                                  Robert P. Crozer
ALVIN R. CARPENTER                                Director
Alvin R. Carpenter
Director                                          JOHN A. DELANEY
                                                  John A. Delaney
WILLIAM P. FOLEY  II		                Director
William P. Foley, II
Director








                               FLORIDA ROCK INDUSTRIES, INC.
	FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

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

(10)(k)		Florida Rock Industries, Inc. 1996 Stock Option Plan,
incorporated by reference to an appendix to the Company's Proxy Statement dated December 18, 1995. File
No. 1-7159.

(10)(l)		Florida Rock Industries, Inc. 2000 Stock Option Plan,
incorporated by reference to an exhibit previously filed
with the Proxy Statement dated December 20, 2000.   File
No. 1-7159.

(10)(m)		Summary of Compensation Arrangements with Directors,
incorporated by reference to an exhibit previously filed with the Form 10-Q for the quarter ended March 31, 2005.
Fi1e No.1-7159.

(10)(n)		Summary of Compensation with Named Executive Officers,
incorporated by reference to an exhibit previously filed with the Form 10-Q for the quarter ended March 31, 2005.
File No. 1-7159.

(11)   		Computation of Earnings Per Common Share.

(13)    		The Company's 2005 Annual Report to Shareholders,
portions of which are incorporated by reference in this Form 10-K. Those portions of the 2005 Annual Report to
Shareholders, which are not incorporated by reference, shall not be deemed to be filed as part of this Form 10-
K.

(14)			Financial Code of Ethical Conduct. Incorporated by
reference to an Exhibit previously filed with the Form
10-K for the fiscal year ended September 30, 2003.
File No. 1-7159.

(21)   		Subsidiaries of the Company.

(23)    		Consents of KPMG LLP and Deloitte & Touche LLP appear on
page 22 of this Form 10-K.

          (31)(a)	         Certification of John D. Baker, II

          (31)(b)	         Certification of John D. Milton, Jr.

          (31)(c)	         Certification of Wallace A. Patzke, Jr.

(32)              Certification under Section 906 of Sarbanes-Oxley Act
               of 2002



	FLORIDA ROCK INDUSTRIES, INC.
	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

	(Item 15(a)(1) and (2))

                                                                         Page
Consolidated Financial Statements:
  Consolidated balance sheets at September 30, 2005 and 2004              17(a)

  For the years ended September 30, 2005, 2004 and 2003:
      Consolidated statements of income                                   16(a)
      Consolidated statements of shareholders' equity                     19(a)
        and comprehensive income
      Consolidated statements of cash flows                               18(a)

  Notes to consolidated financial statements                           20-29(a)

Reports of Independent Registered Public Accounting Firms                 30(a)

Selected quarterly financial data (unaudited)                             15(a)

Consents of Independent Registered Public Accounting Firms                22(b)

Reports of Independent Registered Public Accounting Firms
  on Financial Statement Schedule                                         23(b)

Consolidated Financial Statement Schedule:

   II - Valuation and qualifying accounts                                 24(b)

(a)	Refers to the page number in the Company's 2005 Annual Report to
Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b)	Refers to the page number in this Form 10-K.

All other financial statement schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the footnotes to the consolidated financial statements.



                                                                   Exhibit 23

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

The Board of Directors and Shareholders
Florida Rock Industries, Inc.:


We consent to the incorporation by reference in Registration Statements Nos. 333-55128, 33-56322, 333-26775, 333-18873, 333-47618, 333-111663 and 333-
121007 of Florida Rock Industries, Inc. on Form S-8 of Florida Rock Industries, Inc. of our reports dated December 14, 2005, with respect to the consolidated balance sheet of Florida Rock Industries, Inc. and subsidiaries as of September 30, 2005, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows, for the year ended September 30, 2005, and the related financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting as of September 30, 2005 and the effectiveness of internal control over financial reporting as of September 30, 2005, which reports appear in the September 30, 2005, annual report on Form 10-K of Florida Rock Industries, Inc.



KPMG LLP

Jacksonville, Florida
December 14, 2005







We consent to the incorporation by reference in Registration Statements Nos. 333-55128, 33-56322, 333-26775, 333-18873, 333-47618, 333-111663 and 333-
121007 of Florida Rock Industries, Inc. on Forms S-8 of our reports dated December 01, 2004,(December 14, 2005 as to the effects of the stock split described in Note 1) incorporated by reference and included in this Annual Report on Form 10-K of Florida Rock Industries, Inc. for the year ended September 30, 2004.


DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 14, 2005




REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

The Board of Directors and Shareholders of
Florida Rock Industries, Inc:

Under date of December 14, 2005, we reported on the consolidated balance sheet of Florida Rock Industries, Inc. and subsidiaries as of September 30, 2005, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the year then ended, which are included in the 2005 Annual Report to Shareholders. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for the year ended September 30, 2005 incorporated in the Form 10-K by reference. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG LLP

Jacksonville, Florida
December 14, 2005



To the Board of Directors and Shareholders of Florida Rock Industries, Inc.
Jacksonville, Florida

We have audited the consolidated financial statements of Florida Rock Industries, Inc. and subsidiaries (the "Company") as of September 30, 2004 and for each of the two years ended September 30, 2004, and have issued our report thereon dated December 01, 2004 (December 14, 2005 as to the effects of the stock split described in Note 1); such consolidated financial statements and report are included in your 2005 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company, listed in Item
15. This financial statement schedule is the responsibility of the Company management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
December 1, 2004


	FLORIDA ROCK INDUSTRIES, INC.
	SCHEDULE II (CONSOLIDATED) - VALUATION AND QUALIFYING ACCOUNTS YEAR ENDED SEPTEMBER 30, 2005, 2004, AND 2003

                                    Additions
                Balance at    Charged to   Charged                 Balance
                Beginning     Costs and   to Other                 at End
Description      of Year      Expenses    Accounts   Deductions    of Year

Year ended
September 30,
2005:

Allowance for
 doubtful
 accounts       $ 2,554,502    257,747               (511,646)a   2,300,603

Accrued risk
 Insurance      $17,066,925 20,354,943            (18,338,202)b 19,083,666

Asset
 retirement
 obligations    $ 9,033,478    404,135  1,735,965 d (2,113,934)b  9,059,644

Year ended
September 30,
2004:

Allowance for   $ 3,419,357    776,683    (50,000)C   1,591,538a    2,554,502
 doubtful
 accounts

Accrued risk
 insurance
 reserve        $13,147,330 10,956,265              7,036,670b  17,066,925

Asset
 retirement
 obligations    $ 8,648,576    361,288    212,866d     189,252b  9,033,478

Year ended
September 30,
 2003:

Allowance for
 Doubtful
 accounts      $  1,694,319  1,170,229  1,250,000c     695,191a   3,419,357

Accrued risk
 insurance
 reserves      $ 11,486,667  8,238,673               6,578,010b 13,147,330

Asset
 retirement
 obligations(d)$          -    363,421  8,824,958d     539,803b   8,648,576



a) Accounts written off less recoveries
b) Payments
c) For 2003 allowance for doubtful receivables established in an acquisition and for fiscal 2004 an adjustment due to finalization of the purchase price allocation.
d) Initial liability recorded upon adoption of FASB 143 plus new obligations established in fiscal 2003, 2004 and 2005.



25