Form 10-Q
period 2005-12-31
FLORIDA ROCK INDUSTRIES INC
filed 2006-02-01
CIK 37651

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 2005

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

Indicate by check mark whether the registrant is a large accelerated
filer, an accelerated filer or a non-accelerated filer.   See
definition of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer   X
Accelerated filer            Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as
defined by Rule 12b-2 of the Exchange Act).   Yes       No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 30, 2006: 65,610,518 shares of $.10 par value common stock.



FLORIDA ROCK INDUSTRIES, INC.
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2005


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



                             PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	(In thousands)
	(Unaudited)

                                               December 31,   September 30,
                                                  2005            2005

ASSETS
Current assets:
 Cash and cash equivalents                     $   73,489           68,921
 Accounts receivable, less allowance
  for doubtful accounts of $2,865
  ($2,301 at September 30, 2005)                  136,060          146,501
 Inventories                                       46,170           43,682
 Deferred income taxes                              4,265            3,605
 Prepaid expenses and other                         5,445            4,116
  Total current assets                            265,429          266,825

Other assets                                       61,825           54,684
Goodwill                                          152,984          152,982
Property, plant and equipment, at cost:
 Depletable land                                  151,373          149,862
 Other land                                        80,637           77,811
 Plant and equipment                              909,119          885,855
 Construction in process                           31,173           20,977
                                                1,172,302        1,134,505
 Less accumulated depreciation,
  depletion and amortization                      569,599          556,005
  Net property, plant and equipment               602,703          578,500
                                               $1,082,941        1,052,991
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                              $   74,391           73,128
 Dividends payable                                  9,838            9,832
 Federal and state income taxes                     6,641              433
 Accrued payroll and benefits                      35,859           42,084
 Accrued insurance reserves, current portion        8,963            5,303
 Accrued liabilities, other                         7,436           13,003
 Long-term debt due within one year                 3,264            1,497
  Total current liabilities                       146,392          145,280

Long-term debt, excluding current installments     16,593           18,437
Deferred income taxes                              83,419           87,789
Accrued employee benefits                          24,799           24,659
Long-term accrued insurance reserves               14,103           14,103
Other accrued liabilities                          14,685           14,790
 Total liabilities                                299,991          305,058

Shareholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 100,000,000
  shares authorized, 65,591,252 shares issued
  (65,547,811 shares at September 30, 2005)         6,559            6,555
 Capital in excess of par value                    36,733           33,897
 Retained earnings                                744,896          712,719
 Accumulated other comprehensive loss              (5,238)          (5,238)
  Total shareholders' equity                      782,950          747,933
                                               $1,082,941        1,052,991
See accompanying notes.



	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(In thousands except per share amounts)
	(Unaudited)
                                   Three Months Ended
                                       December 31,
                                     2005       2004

Net sales                          $297,834    245,340
Freight revenues                      8,418      5,588
  Total sales                       306,252    250,928

Cost of sales                       208,531    175,798
Freight expense                       8,396      5,591
  Total cost of sales               216,927    181,389

Gross profit                         89,325     69,539
Selling, general and administrative  28,772     22,638
Gain on sale of real estate          (1,196)       (46)
Operating profit                     61,749     46,947

Interest expense                       (259)      (430)
Interest income                         736         73
Other income (expense), net           3,939        940

Income before income taxes           66,165     47,530
Provision for income taxes           24,150     17,443

Net income                         $ 42,015     30,087

Earnings per share:
 Basic                                $ .64        .46

 Diluted                              $ .63        .45

Cash dividend per common share        $ .15        .13

Weighted average shares used
in computing earnings per share:
 Basic                               65,557     65,042
 Diluted                             66,828     66,469


See accompanying notes.



















                  FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
	(In thousands)
	(Unaudited)
                                                   2005       2004
Cash flows from operating activities:
  Net income                                     $ 42,015   30,087
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization       16,806   15,882
    Deferred income tax provision                  (5,030)     778
    Provision for doubtful accounts                   548     (137)
    Gain on disposition of property, plant and
      equipment and other assets                   (4,484)    (591)
    Dividends from affiliates                          94        -
    Stock option expense                            1,378        -
    Income tax benefit from exercise of stock
      options                                           -      847
  Net changes in operating assets and
     liabilities:
     Accounts receivable                            9,894      344
     Inventories                                   (1,569)  (2,635)
     Prepaid expenses and other                    (1,390)  (1,891)
     Accounts payable and accrued liabilities        (664)   4,895
     Other, net                                      (299)    (508)

 Net cash provided by operating activities         57,299   47,071

Cash flows from investing activities:
  Purchases of property, plant and equipment      (36,615) (19,389)
  Net proceeds from the sale of property, plant
   and equipment and other assets                   2,363      650
  Additions to other assets                        (3,020)  (1,042)
  Long-term cash released from escrow                   -    2,915
  Business acquisition                             (7,053) (10,234)
  Collection of advances to affiliates                210        -

Net cash used in investing activities             (44,115) (27,100)

Cash flows from financing activities:
  Repayment of long-term debt                         (76)  (1,254)
  Exercise of employee stock options                  666      849
  Excess tax benefits from exercise of stock
   options                                            626        -
  Payment of dividends                             (9,832) (52,017)

Net cash used in financing activities              (8,616) (52,422)


Net increase (decrease) in cash and cash
  equivalents                                       4,568  (32,451)
Cash and cash equivalents at beginning of year     68,921   45,891

Cash and cash equivalents at end of period        $73,489   13,440


See accompanying notes.


                  FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                	(Unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Florida Rock Industries, Inc. and its consolidated subsidiaries (collectively, the "Company").
These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended December 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2006. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. included in its Annual Report on Form 10-K for the year ended September 30, 2005. Certain amounts have been reclassified for presentation adopted in fiscal 2006.

(2)	Stock Option Plan

	The Company has a stock option plan under which options for shares of common stock may be granted to directors, officers
and key employees.   Prior to October 1, 2005, the Company
accounted for stock options under the intrinsic value method
of APB Opinion No. 25.   Accordingly, no compensation expense
was recognized because the exercise price of the stock options was equal to the market price of the stock on the date of grant.

	Effective October 1, 2005, the Company adopted SFAS No. 123R, "Share-Based Payment," which requires the Company to recognize compensation expense for the fair value of stock-based
compensation awards.   As permitted by SFAS 123R, the Company
elected the modified prospective transition method, and as such, results from prior periods have not been restated.
Under the modified prospective method, the Company must record stock-based compensation expense for all awards granted after October 1, 2005 and for the unvested portion of previously granted awards outstanding prior to October 1, 2005.

	The Company grants stock options to officers and key employees that become exercisable in five equal annual installments,
subject to continued employment.   Compensation expense for
these awards is recognized on a straight-line basis over the
five-year vesting period.   Typically, the annual vesting date
occurs in the first quarter of the fiscal year.   The Company
also grants 1,000 options to each of its non-employee directors for each regular board meeting that they attend.
Options granted to directors are immediately exercisable and therefore the entire expense related to these options is recorded at the date of grant.

	Compensation cost related to the unvested portion of awards was estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures and compensation cost for all stock-based awards granted after the adoption dated was based on grant-date fair value estimated in accordance with SFAS 123R.

	The net impact of adopting SFAS 123R for the three months ended December 31, 2005 is as follows (in thousands except per share amounts):

                                   Upon Adoption    As if SFAS 123R
                                   Of SFAS 123R     Had Not Been
                                   (As reported)    Adopted

	Income before income taxes    $ 66,165          67,543
	Net income                      42,015          42,890

	Basic earnings per share           .64             .65
	Diluted earnings per share         .63             .64

	The Company used the Black Scholes option-pricing model to determine fair value before and after the adoption of SFAS
123R.   The fair value of options granted during the first
quarter of fiscal 2006 and 2005 was estimated using the following weighted average assumptions:

	                          Three Months        Three Months
                                  Ended                Ended
                             December 31, 2005   December 31, 2004

     Expected dividend yield       1.16%               1.41%
     Expected volatility          34.25%              26.88%
     Risk-free interest rate       4.48%               4.08%
     Expected life of stock
       Options                  9 years              7 years

     Expected volatility is based on the Company's historical stock prices.

     The following table summarizes stock option activity for the three months ended December 31, 2005:

                                  Weighted    Weighted
                                          Average     Average     Aggregate
                                          Exercise    Remaining   Intrinsic
                               Options     Price       Life       Value

     Outstanding on
        September 30, 2005   3,591,926     16.81

      Granted                  351,850     51.86
      Exercised                (43,441)    15.33
      Canceled                 (10,680)    18.50

      Outstanding on
        December 31, 2005     3,889,655    20.00       5.8     $113,049,000
      Exercisable on
        December 31, 2005     2,491,341    12.79       4.5     $ 90,350,000


	The weighted average grant-date fair value for the three months ended December 31, 2005 and 2004 was $22.56 and $11.89. The total intrinsic value of options exercised during the three months ended December 31, 2005 and 2004 was $1,622,000
and $2,196,000.   The total tax benefits for the three months
ended December 31, 2005 were $626,000 of which all are excess tax benefits and reported as cash flows from financing
activities.   Prior to the adoption of FAS 123R, these tax
benefits would have been classified as cash flows from
operating activities.   As of December 31, 2005, there is
$14,669,000 of unrecognized compensation expense related to nonvested option awards that is expected to be recognized over a weighted average period of 3.3 years.

	The following table summarizes the status of the Company's nonvested shares for the three months ended December 31, 2005:

                                                     Weighted
                                         Number of   Average Grant
                                         Shares      Date Fair Value

	Nonvested at September 30, 2005  1,548,985      $  8.06

	Granted                            337,850      $ 22.47
	Vested                            (477,841)     $  7.32
	Forfeited                          (10,680)     $  6.44

	Nonvested at December 31, 2005   1,398,314      $ 11.81

	During 2005, the Company accounted for its stock option plans using the intrinsic value method prescribed by APB 25 and provided
the pro forma disclosures required by SFAS 123.   The following
presents pro forma income and per share data as if a fair value based method had been used to account for stock based compensation for the first quarter of 2005 (in thousands except per share amounts):

                                 Three Months Ended
                                    December 31,
                                       2004

        Reported net income          $30,087
        Compensation cost
          determined under fair
          value based method, net
          of income taxes               (682)
        Proforma net income          $29,405

        Basic earnings per share:
          Reported net income        $   .46
          Compensation cost, net
            of income taxes             (.01)
          Proforma                   $   .45

        Diluted earnings per share:
          Reported net income        $   .45
          Compensation cost, net
            of income taxes             (.01)
          Proforma                   $   .44

(3)	Common Stock Split

On May 4, 2005, the Board of Directors approved a 3 for 2
common stock split.    Shareholders of record as of June 15,
2005, received one additional share for each two shares held. The stock split was effected in the form of a stock dividend
on July 1, 2005.   All share and per share amounts for all
prior periods have been restated to reflect the stock split.

(4)	New Accounting Pronouncements

In March 2005, the Emerging Issues Task Force reached a consensus on Issue 04-6, "Accounting for Stripping Costs Incurred during Production in the Mining Industry" ("EITF 04-6") EITF 04-6 is effective for the first reporting period in fiscal years beginning after December 15, 2005 and requires that stripping costs incurred during the production phase of the mine be included in the costs of the inventory produced
during the period that the striping costs are incurred.   The
Company currently accounts for stripping costs consistent with the method prescribed by EITF 04-6, and as such, the adoption of EITF 04-6 is not expected to have an effect on the Company's consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges and requires that the allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. This Statement was effective for the Company beginning October 1, 2005 and has not had a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No 29," which eliminates the fair value measurement exception for nonmonetary exchanges of nonmonetary assets that do not have
commercial substance.   This Statement was effective for the
Company beginning October 1, 2005 and has not had a material impact on the consolidated financial statements.

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

The analysis of asset retirement obligations for the three
months ended December 31, 2005 and 2004 is as follows (in
thousands):
                                       2005     2004

      Balance at beginning of period       $9,060   $9,033
      Additional liabilities                  269       44
      Accretion of expenses                   113      100
      Payments/settlement of obligations       (8)     (72)
       Balance at end of period            $9,434    9,105

(6)	Employee Benefits

	For the three months ended December 31, 2005 and 2004, no pension income or expense was recorded. Based on current estimates, there will be no requirement to make cash contributions during fiscal 2006.

(7)	Inventories

       Inventories consisted of the following (in thousands):

                                   December 31,     September 30,
                                      2005             2005

      Finished products            $ 27,703           25,850
      Raw materials                   8,686            6,923
      Work in progress                  888              636
      Parts and supplies              8,893           10,273
                                   $ 46,170           43,682

The excess of current cost over the LIFO stated values of inventories was $8,818,000 at December 31, 2005 and $9,423,000 at September 30, 2005.

During the first quarter of fiscal 2006, there was a decrease in current year LIFO indices resulting from differences in product mix. As a result, the change in the LIFO reserve decreased cost of sales by $605,000 for the three months ended
December 31, 2005.   During the first quarter of fiscal 2005,
inventory quantities had a net increase which, combined with increased unit costs in fiscal 2005, resulted in an increase to the LIFO reserves, the effect of which increased cost of sales by $8,000.




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

(9)  Gains on Sale of Real Estate and Other Income

	During the three months ended December 31, 2005, the Company sold real estate resulting in a pre-tax gain of $1,196,000.
Additionally during the first quarter of fiscal 2006, the Company exchanged parcels of land with another party in settlement of a lawsuit. The exchange was recorded at fair value and the resulting gain of $2,838,000 was recorded in other income.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                                   Three Months Ended
                                      December 31,
                                     2005     2004

Net sales, excluding
  freight
   Construction aggregates  $ 84,487    71,397
   Concrete products         195,110   157,613
   Cement and calcium         54,066    44,952
   Intersegment sales        (35,829)  (28,622)

   Total net sales,
     excluding freight      $297,834   245,340

Operating profit
   Construction aggregates  $ 20,601    18,825
   Concrete products          31,320    21,457
   Cement and calcium         15,101    10,729
   Corporate overhead         (5,273)   (4,064)

   Total operating          $ 61,749    46,947
     Profit

      Identifiable assets, at quarter end
   Construction aggregates  $422,826   350,931
   Concrete products         286,867   259,279
   Cement and calcium        229,947   222,148
   Unallocated corporate
     assets                   57,392    61,224
   Cash items                 73,489    13,440
   Investments in affiliates  12,420    13,167

   Total identifiable
     Assets               $1,082,941  $920,189


	Construction aggregates operating profit for the three months ended December 31, 2005 includes gains on the sale of real estate of $1,139,000.

(11)	Supplemental Disclosures of Cash Flow Information

Cash paid during the three months ended December 31, 2005 and 2004 for certain expense items are as follows (in thousands):

                                              2005       2004
      Interest expense, net of
       amount capitalized                   $   248       453
      Income taxes                          $22,347    12,020

The following schedule summarizes non-cash investing and financing activities for the three months ended December 31, 2005 and 2004 (in thousands):

                                              2005       2004

       Additions to property, plant
        and equipment from exchanges        $3,602         31
       Additions to property, plant and
        equipment financed by issuing debt  $    -      1,276

(12)	Contingent Liabilities

Florida Rock holds one of 12 federal mining permits granted
for the Lake Belt area in South Florida.   The permit
covers Florida Rock's Miami quarry.   The Miami quarry is
one of the largest of Florida Rock's quarries measured by
volume of aggregates mined and sold.   Various governmental
agencies are involved in litigation brought by
environmental groups concerning the manner in which all 12
permits were granted.   The plaintiffs allege that the
relevant governmental agencies acted capriciously, abused
their discretion and failed to comply with administrative
regulations and procedures and to consider all appropriate
information when issuing the permits.   The plaintiffs seek
to set aside the permits and to enjoin the relevant
governmental agencies from granting further permits.
Although not named as a defendant, Florida Rock has
intervened in the proceedings to protect its interests.
The proceedings are continuing and it is not possible to
determine the likely outcome or what impact it will have on
Florida Rock's operations.   If the Lake Belt permits,
including the permit for the Miami quarry, were ultimately
set aside, Florida Rock and the other industry participants
with quarries in the Lake Belt region would need to source
aggregates, to the extent available, from other locations
in Florida or import aggregates.   This would likely result
in increased costs and other adverse operational effects on
Florida Rock.   However, Florida Rock believes that its
permit for the Miami quarry was validly issued.

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

The Company has been named as one of numerous defendants in
a lawsuit filed in Broward County, Florida, by a plaintiff
alleging personal injuries arising from silicosis.   The
lawsuit asserts that the Company and various other mining
companies named in the complaint (along with other
defendants) are liable for negligence under a number of
theories.   The complaint has not yet been served upon the
Company.   The Company is unable to determine the impact,
if any, on its financial position or results of operations.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

	Executive Overview. The Company is one of the nation's leading producers of construction aggregates, a major provider of ready-mix concrete and concrete products in the Southeastern and mid Atlantic States and a significant supplier of cement in Florida and Georgia.
We operate through three business segments: construction aggregates, concrete products and cement and calcium. The construction aggregates segment is engaged in the mining, processing,
distribution and sale of sand, gravel and crushed stone.   The
concrete products segment is engaged in production and sale of ready-mix concrete, concrete block, prestressed concrete as well as
sales of other building materials.   The cement and calcium products
segment is engaged in the production and sale of Portland and masonry cement, the importation of cement and slag which are either sold or ground or blended and then sold and the sale of calcium
products to the animal feed industry.   This discussion should be
read in conjunction with management's analysis included in the Form 10-K for the year ended September 30, 2005.

     For the contribution made to net sales and operating profit from each business segment, see Note 10 to the Condensed
Consolidated Financial Statements.

Our Business

     We are a major basic construction materials company
concentrating on growth markets in the Southeastern and Mid-Atlantic
states.   We operate in three business segments: construction
aggregates, cement and calcium products, and concrete products.

     Construction Aggregates.   Our construction aggregates segment
is engaged in the mining, processing, distribution and sale of
crushed stone, sand and gravel.   We operate in Florida, Georgia,
Tennessee, Alabama, Maryland, Virginia, Delaware, Illinois,
Kentucky, Washington D.C. and Canada.

     During fiscal 2005 we produced and shipped 43 million tons of
construction aggregates.   At September 30, 2005, we had 2.5 billion
tons of permitted reserves.

     Concrete Products Segment.   Our concrete products segment
produces and sells ready-mix concrete, concrete block, prestressed and precast concrete and sells other building materials in Florida, Georgia, North Carolina, Virginia, Maryland and Washington D.C.

In 2005, we had a delivery fleet of 1,353 ready-mix and block trucks.

     Cement and Calcium Products.   Our cement and calcium products
segment operates a cement plant in Newberry, Florida, import terminals and grinding facilities in Tampa and Port Manatee, Florida and a limestone grinding facility in Brooksville, Florida.

     Our Newberry cement plant produced 819,000 tons of cement in
2005.   We have obtained a permit from the Florida Department of
Environmental Protection to double annual production capacity and we
have received approval from the City of Newberry.   As such, we
expect to complete construction of the additional cement line in late 2007 - early 2008.

     Our Tampa facility imports, blends or bags and sells cement and
grinds, blends and sells granulate blast furnace slag.   Our Port
Manatee facility imports and grinds clinker (unground cement) and sells the ground cement.

     Our Brooksville facility operates a limestone grinding plant that provides product for the animal feed industry.

Business Environment

     Our business principally serves customers in the construction
industry.   Our business is impacted by a number of factors
affecting the construction industry and the economy as a whole.
Although a number of different factors, risks and trends affect our business, we have highlighted some of these factors below:

     Our Markets.   Construction activity and general economic
conditions in our principal markets significantly affect our
results.   We continue to focus our operations and expansion on
growth markets.

     Construction Activity.    Our Florida markets have enjoyed
strong levels of residential construction activity in recent years. Residential construction activity has been fueled by many factors, including migration into Florida and mortgage rates near historic lows. We expect this trend to continue in Florida over the long term due to projected population growth although it is important to recognize that residential construction may decline in the short
term if interest rates rise.   It is more difficult to predict
commercial construction activity and residential construction
activity in other states.   Construction activity in our markets is
affected by a number of factors, including population growth, economic conditions, interest rates and other factors.

     Our financial results also are affected by highway construction
spending levels.   On August 10, 2005, the "Safe, Accountable,
Flexible and Efficient Transportation Equity Act-A Legacy for Users" became law, providing $286.5 billion in guaranteed funding for federal highway, transit and safety programs. The budgeted levels of Florida Department of Transportation construction spending are scheduled to increase substantially over the next few years, although highway spending continues to be severely limited in certain markets, including Virginia.

     Cement Supplies.   Our cement performance in fiscal 2004 was
aided by a severe cement shortage in the Florida market.   The
cement shortage was fueled by a record level of demand, unusual downtime at some of our competitors' plants and limited availability of imports due to stronger international demand, particularly in China, and a shortage of available ships.

     The cement shortage eased in 2005, although many states in our markets still are currently experiencing somewhat tight supply
conditions.   Cement plants primarily serving our markets are
operating at or near full capacity.   Subject to certain conditions,
the necessary permits have been approved to begin construction of an
expansion of our Newberry plant.   Some of our competitors also
either are expanding capacity or building new plants.   We believe
international supply will increase with supplies that exceed demand in China. Also, while quotas for Mexican cement without countervailing duties have been reduced, we believe the quotas for Florida are relatively small. There will not be an adverse effect on the markets in Florida from this settlement. We expect demand to continue to be strong in our principal markets.

     Our operations are influenced by a number of other external and
internal factors.   Other external factors include weather,
competition, interest rates, fuel costs, transportation costs,
driver availability, labor costs and inflation.   Other internal
factors include sales mix, plant location, quality and quantities of aggregates reserves, capacity utilization and other operating factors.

     During the third quarter and early fourth quarter of fiscal
2004 supplies of cement were extremely tight.   In August and
September 2004 four hurricanes and a tropical storm affected the
southeastern United States.   These storms reduced the demand for
cement and brought supply and demand for cement in balance.   These
storms caused a temporary disruption in our business during the
first quarter of fiscal 2005.   In addition, rail operations were
interrupted resulting in restricted delivery of aggregates products
to our distribution terminals.   This interruption in rail service
continued throughout much of fiscal 2005 and continues into fiscal
2006.   During the first quarter of fiscal 2006, rail transportation was once again curtailed due to a hurricane.

     In October 2005 a hurricane affected southern Florida and has caused a disruption of business during the first quarter of fiscal
2006.   After the storm, the focus in that area was on restoring
conditions rather than commencing new construction.   Rail
operations have been interrupted, resulting in restricted delivery
of product to our terminals.   This interruption caused a shortage
of aggregate productions in some parts of Florida which has affected business in areas not affected by the hurricane. This resulted in a negative impact on sales volumes in our southern operations during the first quarter of fiscal 2006.


	Financial results will be affected by planned maintenance at the cement plant since these costs, which can be significant, are expensed when incurred. The Company expensed planned maintenance of $2,500,000 in the first quarter of fiscal 2006, as compared to $2,100,000 in first quarter of fiscal 2005. The plant was shut down for eleven days in fiscal 2006 and twelve days in fiscal 2005 for planned maintenance.

     Our capital expenditure program for fiscal 2006 has a budget of $250 million. Of this amount, approximately $67 million is for replacements and approximately $183 million is for new land and plants. Historically, the capital expenditures for replacements have been slightly lower than the 2006 budget.

     This compares to capital expenditures in 2005 of $125.5 million
excluding acquisitions.   The increase in the capital expenditure
program for 2006 relates to adding a second line at our cement plant in Newberry, Florida and building new aggregates and concrete plants.

     Our insurance program consists of the Company self-insuring a portion of the claims and paying premiums for coverage in excess of
this self-insurance retention.   The self-insurance retention level
is determined by comparing the premium for the coverage versus the potential exposure. For the automobile insurance programs, self-
insurance retention is $3,000,000 per occurrence.   For workers
compensation and general liability insurance program, the self-insurance retention is $1,000,000 per occurrence with an aggregate of $2,000,000 for general liability.

     Operating Results.     For the first quarter of fiscal 2006,
which ended December 31, 2005, consolidated sales increased 22.0% to $306,252,000 from $250,928,000 in the same quarter last year.

The increase in sales was due to increased revenues in all three segments. Revenues in the concrete products segments increased primarily due to an increase in the average selling price of both ready-mix and block, increased ready mix volumes of 4.3% and increased block volumes of 9.4%. Revenues in the aggregates segment increased as a result of higher average selling prices and a 6.9% increase in volumes. The volume increases were primarily in our southern operations while our southern distribution terminals volumes decreased 8.5% due to transportation issues in moving product from our producing locations. We had lower aggregates volumes in our northern markets. Revenues increased in the cement and calcium segment due to the higher prices and higher volumes at our Newberry cement facility.

Gross profit for the first quarter of fiscal 2006 increased 28.4% to $89,325,000 from $69,539,000 for the same period last year. Gross profit margin for the first quarter of fiscal 2006 increased to 29.2% from 27.7% for the same period last year. Gross profit improved in all three segments and gross profit margins increased in
the cement and concrete segments but declined in Aggregates.     The
decline in aggregates was due primarily to increased maintenance cost and other costs due to the hurricane in October 2005 and
increased fuel, utilities and stripping costs.   The improvement was
primarily due to improved pricing and increased volumes.    Gross
profit was adversely affected by higher operating costs.   Fuel
costs, including coal, increased $3,662,000.   Repairs and
maintenance increased $2,501,000 and there was an increase of $1,034,000 in depreciation and amortization.

Selling, general and administrative expenses for the first quarter of fiscal 2006 increased to $28,772,000 as compared to $22,638,000 last year constituting 9.4% of sales as opposed to 9.0% last year. A major portion of the increase is due to profit sharing and management incentive compensation, which are both linked to earnings
before income taxes and real estate gains.    In addition, stock
option expenses related to the adoption of FAS123R increased costs by $1,378,000.

Operating profit increased to $61,749,000 in the first quarter of 2006 as compared to $46,947,000 for the same period last year.
Included in operating profit are real estate gains of $1,196,000 as compared to $46,000 last year.

Interest expense for the first quarter of fiscal 2006 decreased slightly to $259,000 from $430,000 for the same quarter last year. The decrease is attributable to lower secured debt outstanding partially offset by a slight increase in average interest rates.

Interest income for the first quarter of fiscal 2006 increased to $736,000 as compared to $73,000 for the same quarter last year.
This was due to excess cash available for investment being much
greater this year.   At December 31, 2005, the Company has
$73,489,000 of cash.   As a result, interest income during fiscal
2006 will be greater than 2005 until the cash is invested in capital expenditures or acquisitions.

Included in other income is equity in operating results of our 50%
owned joint ventures.   The equity in these ventures was a gain of
$359,000 for the first quarter of fiscal 2006 as compared to a gain of $468,000 last year. Other income also includes a gain of $2,838,000 from an exchange of real estate resulting from the settlement of a lawsuit.

Income tax expense increased $6,707,000 for the first quarter of
fiscal 2006 compared to the same period last year.   This is due to
higher income before taxes.

Net earnings for the first quarter of fiscal 2006 were $42,015,000
as compared to $30,087,000 last year.   Included in net earnings for
this year is the gain on sale of real estate of $1,196,000 pre-tax ($759,000 after tax), and other income of $2,838,000 ($1,802,000 after tax)from an exchange of real estate.

	Liquidity and Capital Resources.   For the first three months
of fiscal 2006, cash provided by operating activities of $57,299,000, exercise of stock options of $666,000 and proceeds from sales of assets of $2,363,000 along with cash available at the beginning of the period, funded purchases of property, plant and equipment of $36,615,000, payment of dividends of $9,832,000 and an acquisition of $7,053,000.

Operating Activities
During the first quarter of fiscal 2006, cash flow provided by operations increased as compared to the same period last year primarily due to higher net income and a greater reduction in accounts receivable from September 30 this year than last year, partially offset by higher inventories and prepaid expense and a reduction in deferred taxes.

Investing Activities
For the first quarter of fiscal 2006, cash flow used in investing
activities was $44,115,000.   This resulted from purchases of
property, plant and equipment of $36,615,000, $7,053,000 used to purchase a quarry operation and $3,020,000 increase in other assets. Proceeds from sales of property, plant and equipment and other assets were $2,363,000.

Financing Activities
Cash flow used in financing activities was $8,616,000 for the first quarter of fiscal 2006, primarily from the payment of dividends, partially offset by proceeds from the exercise of stock options.

Cash generated by operating activities is used to fund the capital expenditure program and dividend payments, and any excess cash, is used to reduce revolving credit facilities or other debt obligations. If there is a shortfall, borrowings are made under the revolving credit facilities. Based on current expectations, management believes that its internally generated cash flow and access to existing credit facilities are sufficient to meet the liquidity requirements necessary to fund operations, capital
requirements, debt service and future dividend payments.   At
December 31, 2005, there was available $250,000,000 under a long-term revolver and $35,000,000 available under overnight lines of credit. In addition, there is approximately $29,000,000 that could be re-borrowed under insurance policies.

Working capital at December 31, 2005 was $119,037,000 as compared to $121,545,000 at September 30, 2005.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

	Critical Accounting Policies.	The Condensed Consolidated
Financial Statements and Notes to Condensed Consolidated Financial Statements contain information that is pertinent to Management's
Discussion and Analysis.   The preparation of financial statements
in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. There have been no changes in Critical Accounting Policies as disclosed in the Form 10-K for the year ended September 30, 2005.

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

Florida Rock Industries owns approximately 553 acres of land near Brooksville, Florida and leases from Patriot approximately 3,433 acres of land near Brooksville under a long-term mining lease. Florida Rock Industries management believes that Florida Rock Industries and Patriot may realize greater value from the Brooksville property through development rather than continued
mining.   Accordingly, the independent directors of Florida Rock
Industries are considering a proposal to form a 50-50 joint venture
with Patriot to develop the Brooksville property.   If this proposal
is approved, the joint venture development will move forward only if zoning and permitting approvals are obtained that permit development of the property in a manner acceptable to Florida Rock Industries and Patriot; otherwise, Florida Rock Industries intends to continue
to lease the property for mining and related purposes.   If the
development proceeds, Florida Rock Industries will continue to conduct mining operations on at least a portion of the property.

	Outlook.  For the coming quarter, demand remains strong in the
majority of our markets.   Price increases implemented January 1
have had good traction and most markets appear to be anticipating additional price increases on July 1.

	For our cement grinding and import facilities, our purchases are under a three year contract that expires at the end of 2006. Currently the purchases are at prices below the current spot prices
for the product.   The prices paid upon the expiration of the
contract will depend on market prices at that time for the product and shipping rates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes to the disclosures made in Form 10-K for the fiscal year ended September 30, 2005 on this matter.

Item 4.  Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Chief Accounting Officer ("CAO"), as appropriate, to allow timely decisions regarding required disclosure.
The Company also maintains a system of internal accounting controls over financial reporting that are designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.
All control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving the desired control objectives.
As of December 31, 2005, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company's internal controls over financial reporting during the first quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

In December 2005, the Company received a Request for Information from the U.S. Environmental Protection Agency pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and the Resource Conservation and Recovery Act
(RCRA). The request seeks information regarding whether the Company's subsidiary, Florida Cement, Inc., disposed of cement kiln dust at the Jernigan Trucking Dump Site in Hillsborough
County, Florida during the 1970s.   The Company acquired this
subsidiary from Lafarge North America, Inc., in 2003.   The
Company currently is conducting an investigation of this matter and preparing a response to the Request for Information. Based on a preliminary investigation, the Company does not believe that it has any liability with respect to this matter.

Item 6.  Exhibits

The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page 21 this Form 10-Q.




                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 1, 2006                 FLORIDA ROCK INDUSTRIES, INC.


                              JOHN D. BAKER II
                              John D. Baker II
                              President and Chief Executive
                                   Officer

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
	FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2005

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

(10)(d)	Amendment No. 1 to Amended Medical Reimbursement
Plan of Florida Rock Industries, Inc. effective
July 16, 1976, incorporated by reference to an
exhibit previously filed with Form 10-K for the
fiscal year ended September 30, 1980.   File No.
1-7159.



(10)(e)	Tax Service Reimbursement Plan of Florida Rock
Industries, Inc. effective October 1, 1976,
incorporated by reference to an exhibit
previously filed with Form 10-K for the fiscal
year ended September 30, 1980.   File No. 1-
7159.

(10)(f)	Amendment No. 1 to Tax Service Reimbursement
Plan of Florida Rock Industries, Inc.,
incorporated by reference to an exhibit
previously filed with Form 10-K for the fiscal
year ended September 30, 1981.   File No. 1-
7159.

(10)(g)	Amendment No. 2 to Tax Service Reimbursement
Plan of Florida Rock Industries, Inc.,
incorporated by reference to an exhibit
previously filed with Form 10-K for the fiscal
year ended September 30, 1985.   File No. 1-
7159.

(10)(h)	Amended Management Incentive Compensation Plan.
Previously filed as an Annex to the Company's
Proxy Statement filed on January 3, 2006.

(10)(i)	Florida Rock Industries, Inc. Management
Security Plan, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1985. File No.
1-7159.

(10)(j)	Various mining royalty agreements with Patriot
Transportation Holding, Inc. or its subsidiary,
none of which are presently believed to be
material individually, but all of which may be
material in the aggregate, incorporated by
reference to exhibits previously filed with Form
10-K for the fiscal year ended September 30,
1986.   File No. 1-7159.

(10)(k)		Florida Rock Industries, Inc. 1996 Stock Option
Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated December
18, 1995.  File No. 1-7159.

(10)(l)	Florida Rock Industries, Inc. 2000 Stock Option
Plan, incorporated by reference to an exhibit
previously filed with the Proxy Statement dated
December 20, 2000.   File No. 1-7159.



(10)(m)	Amendment to Florida Rock Industries, Inc. 2000
		Stock Option Plan, incorporated by reference to
		an exhibit previously filed with Form 10-Q for
the 	Quarter ended March 31, 2003.
		File No. 1-7159.

(10)(n)	Summary of Compensation Arrangements with
Directors, incorporated by reference to an exhibit previously filed with the Form 10-Q for the quarter ended March 31, 2005.
		File No. 1-7159.

(10)(o)	Summary of Compensation with Named Executive
Officers, incorporated by reference to an exhibit previously filed with the Form 10-Q for the quarter ended March 31, 2005.
		File No. 1-7159.

(11)   	Computation of Earnings Per Common Share.

(14)		Financial Code of Ethical Conduct.   Previously
		filed with Form 10-K for the fiscal year ended
		September 30, 2003.   File No. 1-7159

(31)(a)	Certification of John D. Baker, II

(31)(b)	Certification of John D. Milton, Jr.

(31)(c)	Certification of Wallace A. Patzke, Jr.

(32)	     Certification under Section 906 of Sarbanes-
Oxley Act of 2002




2




30