Form 10-Q
period 2006-03-31
FLORIDA ROCK INDUSTRIES INC
filed 2006-05-03
CIK 37651

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)                        FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 28, 2006: 65,765,727 shares of $.10 par value common stock.



FLORIDA ROCK INDUSTRIES, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2006


CONTENTS

                                                                  Page No.

Part I.  Financial Information

Item 1.  Financial Statements (unaudited)
   Condensed Consolidated Balance Sheets                               1
   Condensed Consolidated Statements of Income                         2
   Condensed Consolidated Statements of Cash Flows                     3
   Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial            15
	      Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   24

Item 4.  Controls and Procedures                                      24


Part II.  Other Information


Item 1.  Legal Proceedings                                            25

Item 4.  Submission of Matters to a Vote of Security Holders          27

Item 6.  Exhibits                                                     27

Signatures                                                            28

Exhibit 11   Computation of Earnings Per Common Share                 33

Exhibit 31(a)Certification of John D. Baker, II                       34

Exhibit 31(b)Certification of John D. Milton, Jr.                     35

Exhibit 31(c)Certification of Wallace A. Patzke, Jr.                  36

Exhibit 32   Certification under Section 906 of Sarbanes-Oxley Act    37
		       of 2002



                             PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	(In thousands)
	(Unaudited)

                                                March 31,      September 30,
                                                  2006            2005

ASSETS
Current assets:
 Cash and cash equivalents                     $   43,025           68,921
 Accounts receivable, less allowance
  for doubtful accounts of $2,899
  ($2,301 at September 30, 2005)                  184,481          146,501
 Inventories                                       45,428           43,682
 Deferred income taxes                              4,534            3,605
 Prepaid expenses and other                         7,920            4,116
  Total current assets                            285,388          266,825

Other assets                                       82,085           54,684
Goodwill                                          152,982          152,982
Property, plant and equipment, at cost:
 Depletable land                                  153,235          149,862
 Other land                                        80,395           77,811
 Plant and equipment                              930,704          885,855
 Construction in process                           55,361           20,977
                                                1,219,695        1,134,505
 Less accumulated depreciation,
  depletion and amortization                      576,837          556,005
  Net property, plant and equipment               642,858          578,500
                                               $1,163,313        1,052,991
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term notes payable	               $       98                -
 Accounts payable                                  87,623           73,128
 Dividends payable                                  9,861            9,832
 Federal and state income taxes                         -              433
 Accrued payroll and benefits                      48,389           42,084
 Accrued insurance reserves, current portion        9,667            5,303
 Accrued liabilities, other                         9,991           13,003
 Long-term debt due within one year                 3,265            1,497
  Total current liabilities                       168,894          145,280

Long-term debt, excluding current installments     16,525           18,437
Deferred income taxes                              85,694           87,789
Accrued employee benefits                          24,975           24,659
Long-term accrued insurance reserves               15,854           14,103
Other accrued liabilities                          14,759           14,790
 Total liabilities                                326,701          305,058

Shareholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 100,000,000
  shares authorized, 65,747,372 shares issued
  (65,747,811 shares at September 30, 2005)         6,575            6,555
 Capital in excess of par value                    42,430           33,897
 Retained earnings                                792,845          712,719
 Accumulated other comprehensive loss              (5,238)          (5,238)
  Total shareholders' equity                      836,612          747,933
                                               $1,163,313        1,052,991
See accompanying notes.



	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(In thousands except per share amounts)
	(Unaudited)
                                    Three Months Ended     Six Months Ended
                                        March 31,             March 31,
                                     2006       2005       2006      2005

Net sales                          $354,500    255,000    652,334   500,340
Freight revenues                      9,587      5,565     18,005    11,153
  Total sales                       364,087    260,565    670,339   511,493

Cost of sales                       230,294    177,510    438,825   353,311
Freight expense                       9,720      5,534     18,116    11,122
  Total cost of sales               240,014    183,044    456,941   364,433

Gross profit                        124,073     77,521    213,398   147,060
Selling, general and administrative  34,192     25,949     62,964    48,587
Gain on sale of real estate            (495)    (4,256)    (1,691)   (4,302)
Operating profit                     90,376     55,828    152,125   102,775

Interest expense                          -       (424)      (259)     (854)
Interest income                         592         19      1,328        92
Other income (expense), net              66         93      4,005     1,033

Income before income taxes           91,034     55,516    157,199   103,046
Provision for income taxes           33,224     20,376     57,374    37,819

Net income                         $ 57,810     35,140     99,825    65,227

Earnings per share:
 Basic                                $ .88        .54       1.52      1.00

 Diluted                              $ .86        .53       1.49       .98

Cash dividend per common share        $ .15        .13        .30       .27
Weighted average shares used
in computing earnings per share:
 Basic                               65,680     65,275     65,618    65,157
 Diluted                             66,879     66,677     66,892    66,589


See accompanying notes.



















                  FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        SIX MONTHS ENDED MARCH 31, 2006 AND 2005
	(In thousands)
	(Unaudited)
                                                   2006       2005
Cash flows from operating activities:
  Net income                                     $ 99,825   65,227
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization       35,592   32,120
    Deferred income tax provision (benefit)        (3,024)   3,183
    Provision for doubtful accounts                   520     (230)
    Gain on disposition of property, plant and
      equipment and other assets                   (5,624)  (5,119)
    Dividends from affiliates                         141        -
    Stock option expense                            2,640        -
    Income tax benefit from exercise of stock
      options                                           -    4,492
  Net changes in operating assets and
     liabilities:
     Accounts receivable                          (35,801) (16,491)
     Inventories                                   (1,098)  (4,970)
     Prepaid expenses and other                    (3,865)     (57)
     Accounts payable and accrued liabilities      22,341   (7,629)
     Other, net                                       255       95

 Net cash provided by operating activities        111,902   70,621

Cash flows from investing activities:
  Purchases of property, plant and equipment      (77,953) (71,608)
  Net proceeds from the sale of property, plant
   and equipment and other assets                   3,882   25,179
  Additions to other assets                        (5,780)  (5,234)
  Long-term cash released from escrow                   -    2,915
  Business acquisition                            (44,373) (11,366)
  Collection of advances to affiliates                229        -

Net cash used in investing activities            (123,995) (60,114)

Cash flows from financing activities:
  Repayment of long-term debt                        (144)  (1,712)
  Increase in short-term debt                          98    9,300
  Exercise of employee stock options                2,761    3,218
  Excess tax benefits from exercise of stock
   options                                          3,152        -
  Payment of dividends                            (19,670) (60,698)

Net cash used in financing activities             (13,803) (49,892)


Net decrease in cash and cash equivalents         (25,896) (39,385)
Cash and cash equivalents at beginning of year     68,921   45,891

Cash and cash equivalents at end of period        $43,025    6,506


See accompanying notes.


                  FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                	(Unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Florida Rock Industries, Inc. and its consolidated subsidiaries (collectively, the "Company").
These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2006. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. included in its Annual Report on Form 10-K for the year ended September 30, 2005.

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

	Compensation cost related to the unvested portion of awards was estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures. Compensation cost for all stock-based awards granted after the adoption dated was determined based on grant-date fair value estimated in accordance with SFAS 123R.

	The net impact of adopting SFAS 123R for the three and six months ended March 31, 2006 is as follows (in thousands except per share amounts):

                                Three Months Ended March 31, 2006
	                           Upon Adoption    As if SFAS 123R
                                 Of SFAS 123R     Had Not Been
                                 (As reported)    Adopted

	Income before income taxes   $ 91,034        92,304
	Net income                     57,810        58,616

	Basic earnings per share          .88           .89
	Diluted earnings per share        .86           .88


	                           Six Months Ended March 31, 2006
	                           Upon Adoption    As if SFAS 123R
                                 Of SFAS 123R     Had Not Been
                                 (As reported)    Adopted

	Income before income taxes   $157,199       159,839
	Net income                     99,825       101,501

	Basic earnings per share         1.52          1.55
	Diluted earnings per share       1.49          1.52

	The Company used the Black Scholes option-pricing model to determine fair value before and after the adoption of SFAS
123R.   The fair value of options granted during the three and
six months of fiscal 2006 and 2005 was estimated using the following weighted average assumptions:

	                          Three Months         Six Months
                              Ended March 31      Ended March 31
                              2006      2005      2006      2005

     Expected dividend yield  1.10%     1.37%     1.16%     1.41%
     Expected volatility     34.48%    25.76%    34.25%    26.85%
     Risk-free interest rate  4.57%     3.98%     4.48%     4.08%
     Expected life of stock
       options                9 years   7 years   7.1 years 7 years

     Expected volatility is based on the Company's historical stock prices.






     The following table summarizes stock option activity for the six months ended March 31, 2006:

                                          Weighted    Weighted
                                          Average     Average     Aggregate
                                          Exercise    Remaining   Intrinsic
                               Options     Price       Life       Value

     Outstanding on
        September 30, 2005   3,591,926     16.81

      Granted                  359,850     51.93
      Exercised                199,561     13.84
      Canceled                 (30,685)    26.23

      Outstanding on
        March 31, 2006        3,721,530    20.29       5.6     $133,711,273
      Exercisable on
        March 31, 2006        2,397,854    12.94       4.2     $103,773,211

	The weighted average grant-date fair values for the three and six months ended March 31, 2006 were $24.25 and $20.95 and were $11.84 and $11.89 for the three and six months ended
March 31, 2005. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $6,548,000 and $9,449,000, respectively.

	The total intrinsic value of options exercised during the six months ended March 31, 2006 and 2005 was $8,170,000 and $11,645,000, respectively. The total tax benefits for the six months ended March 31, 2006 were $3,152,000 of which all are excess tax benefits and reported as cash flows from financing activities. Prior to the adoption of FAS 123R, these tax benefits would have been classified as cash flows from operating activities.

	As of March 31, 2006, there is $13,086,000 of unrecognized compensation expense related to nonvested option awards that is expected to be recognized over a weighted average period of
3.2 years.

	During 2005, the Company accounted for its stock option plans using the intrinsic value method prescribed by APB 25 and
provided the pro forma disclosures required by SFAS 123.   The
following presents pro forma income and per share data as if a fair value based method had been used to account for stock based compensation for the three and six months of 2005 (in thousands except per share amounts):

                                Three Months Ended   Six Months Ended
                                    March 31,           March 31,
                                      2005               2005

        Reported net income          $35,140            65,227
        Compensation cost
          determined under fair
          value based method, net
          of income taxes               (818)           (1,500)
        Proforma net income          $34,322            63,727

        Basic earnings per share:
          Reported net income        $   .54              1.00
          Compensation cost, net
            of income taxes             (.01)             (.02)
          Proforma                   $   .53               .98

        Diluted earnings per share:
          Reported net income        $   .53               .98
          Compensation cost, net
            of income taxes             (.02)             (.02)
          Proforma                   $   .51               .96

(3)	Common Stock Split

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

The Company's most significant asset retirement obligations arise in the aggregates and cement segment for reclamation
obligations on mining properties.   These reclamation
activities commonly include removal of plant and equipment and grading, contouring and revegetation. In some cases, we may be required to restore waterways and nontidal wetlands.

In the Company's concrete segment, federal and state regulations impose asset retirement obligations relating to fuel tank closures, including closure assessments upon tank
removal and the cleaning of the tank prior to disposal.   In
addition, lease agreements at the leased facilities in some cases impose certain requirements relating to removal of concrete, plant and equipment, filling in at retention ponds and paving.

For the aggregates and cement segment, an asset retirement obligation is provided where the Company has a legal obligation to reclaim the mining site.

The Company cannot reasonably estimate the fair value of the asset retirement obligation related to substantially all of its concrete products segment and all of its cement segment since the Company is unable to estimate the date the
obligation would be incurred.   The owned sites have
indeterminate useful lives, and the Company expects to
continue to operate them indefinitely.   The Company will
recognize an asset retirement obligation for an owned concrete plant when it is determined that a plant will be closed at some future date or range of future dates.

For the Company's leased locations asset retirement obligations are based on the terms of the lease agreements. The Company has provided asset retirement obligations for those locations where we can estimate the expected date we
will incur the cost of asset retirement.   The remaining sites
are leased under annual or month-to-month lease or rental
arrangements.   In the Company's experience, we have been able
to renew these leases at our discretion.   These leased sites
have indeterminate useful lives, and we expect to continue to
operate them indefinitely.   We will recognize an asset
retirement obligation with respect to these sites when we are able to determine a reasonable range of future settlement dates.

In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Retirement Obligations," an interpretation of SFAS No. 143 related to the ability to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective for the Company no later than the end of fiscal 2006. The Company is in the process of evaluating the impact of this Interpretation.



The analysis of asset retirement obligations for the six
months ended March 31, 2006 and 2005 is as follows (in
thousands):
                                       2006     2005

      Balance at beginning of period       $9,060    9,033
      Additional liabilities                  489      328
      Accretion of expenses                   231      200
      Payments/settlement of obligations      (56)  (1,560)
       Balance at end of period            $9,724    8,001

(6)	Employee Benefits

	For the three and six months ended March 31, 2006 and 2005, no pension income or expense was recorded. Based on current estimates, there will be no requirement to make cash contributions during fiscal 2006.

(7)	Inventories

       Inventories consisted of the following (in thousands):

                                    March 31,     September 30,
                                      2006             2005

      Finished products            $ 25,809           25,850
      Raw materials                   8,107            6,923
      Work in progress                  839              636
      Parts and supplies             10,673           10,273
                                   $ 45,428           43,682

The excess of current cost over the LIFO stated values of inventories was $9,551,000 at March 31, 2006 and $9,423,000 at
September 30, 2005.

During the second quarter of fiscal 2006, inventory quantities decreased slightly, while unit costs increased, resulting in a change to the LIFO reserve that increased cost of sales by $733,000 for the three months ended March 31, 2006 and $128,000 for the six months ended March 31, 2006. During the second quarter and first half of 2005, inventory quantities decreased slightly, while unit costs increased. The result is that the change in the LIFO reserve increased cost of sales by $12,000 for the three months ended March 31, 2005 and by $20,000 for the six months ended March 31, 2005.

(8) Property, Plant and Equipment

	Provision for depreciation of plant and equipment is computed using the straight-line method based on the following estimated useful lives:

	                                                   Years
         Buildings and improvements                      8-39
         Machinery and equipment:
           Water towing equipment                          18
           Plants and related equipment                  8-20
           Ancillary equipment                           3-10
         Automobiles and trucks                          3- 8
         Furniture and fixtures                          3-10
	Depletion of sand and stone deposits is computed on the basis of units of production in relation to estimated proven
reserves.   Proven reserves are estimated by our geologists
based upon results of sampling and other scientific methods
and techniques.   Depletion was $285,000 and $586,000 for the
three months ended March 31, 2006 and 2005.   For the six
months ended March 31, 2006 and 2005, depletion was $613,000
and $1,221,000.   Units of productions were 3,707,424 and
4,553,848 for the three months ended March 31, 2006 and 2005 and 7,251,461 and 9,563,355 for the six months ended March 31,
2006 and 2005.   The decline in depletion was due to mining at
one location being on owned land in 2005 and on leased land in 2006.

(9) Income Taxes

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

(10)  Gains on Sale of Real Estate and Other Income

	During 2006, the Company sold real estate resulting in pre-tax gains of $495,000 and $1,691,000 for the three and six months ended March 31, 2006, respectively. Additionally during the
first half of fiscal 2006, the Company exchanged parcels of
land with another party in settlement of a lawsuit. The
exchange was recorded at fair value and the resulting pre-tax
gain of $2,838,000 was recorded in other income.   During
March 2005, the first of two closings on a former quarry site
in the Baltimore area occurred.   This sale resulted in a gain
of $4,256,000 for the three and six months ended March 31, 2005.

(11)	Business Segments

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




Operating results and certain other financial data for the Company's business segments are as follows (in thousands):



                                Three Months Ended   Six Months Ended
                                     March 31,            March 31
                                   2006     2005      2006      2005

Net sales, excluding
  freight
   Construction aggregates $  98,944    72,591  183,431   143,988
   Concrete products         234,207   163,051  429,317   320,664
   Cement and calcium         65,256    50,557  119,322    95,509
   Intersegment sales        (43,907)  (31,199) (79,736)  (59,821)

   Total net sales,
     excluding freight      $354,500   255,000  652,334   500,340

Operating profit
   Construction aggregates  $ 29,451    20,645   50,052    39,470
   Concrete products          45,333    24,748   76,653    46,205
   Cement and calcium         25,257    16,068   40,358    26,797
   Corporate overhead         (9,665)   (5,633) (14,938)   (9,697)

   Total operating          $ 90,376    55,828  152,125   102,775
     Profit

      Identifiable assets, at quarter end
   Construction aggregates                    $  445,252  376,225
   Concrete products                             355,840  268,144
   Cement and calcium                            242,579  223,530
   Unallocated corporate
     assets                                       64,813   68,146
   Cash items                                     43,025    6,506
   Investments in affiliates                      11,804   12,525

   Total identifiable
     Assets                                   $1,163,313  955,076


	Construction aggregates operating profit for the three and six months ended March 31, 2006 includes gains on the sale of real estate of $146,000 and $1,342,000 and $4,256,000 for the three and six months ended March 31, 2005.

	Concrete products operating profit for the three and six
months ended March 31, 2006 includes gains on sale of real
estate of $350,000.   Concrete products operating profit for
the six months ended March 31, 2005 includes gains on the sales of real estate of $46,000.

	Corporate overhead includes the costs of certain operating activities that are not reflected in the operating results used internally to measure and evaluate our core businesses.
These costs include executive management and related personnel costs, corporate development costs, public company expenses, certain employee benefits, professional and service fees, certain insurance costs, and other general corporate items.



(12)	Supplemental Disclosures of Cash Flow Information

Cash paid during the six months ended March 31, 2006 and 2005 for certain expense items are as follows (in thousands):



                                              2006       2005
      Interest expense, net of
       amount capitalized                   $   160       860
      Income taxes                          $62,801    41,904

The following schedule summarizes non-cash investing and financing activities for the six months ended March 31, 2006 and 2005 (in thousands):

                                              2006       2005

       Additions to property, plant
        and equipment from exchanges        $3,665         93
       Additions to property, plant and
        equipment financed by issuing debt  $    -      1,276

(13)	Acquisitions

During the six months ended March 31, 2006, the Company
acquired a small quarry and a small concrete operation for
a combined cost of $44,373,000.  The purchase price
allocations for these operations have not been finalized.
The excess of the purchase price over the estimated value
of the receivables and property, plant and equipment has
been recorded in other assets pending determination of
intangible assets.   The results of operations of these
acquisitions are immaterial to the results of the Company.

(14)	Contingent Liabilities

On March 22, 2006, the United States District Court for the
Southern District of Florida ruled that the mining permit issued for the Company's Miami quarry, as well as several permits issued to competitors in the same region, had been improperly issued. The Court remanded the permitting process to the U.S. Army Corps of Engineers for further review and consideration. The Company expects mining to be unaffected pending further court order following an evidentiary hearing scheduled to begin on June 13, 2006.

The Court's ruling affects most of the twelve mining permits issued for Florida's Lake Belt region. The Company holds one of the twelve permits. In 1997, the Florida
Legislature adopted the Miami-Dade County Lake Belt Plan, covering an approximately 57,515-acre area west of Miami and east of Everglades National Park. Among other purposes, the Lake Belt Plan was developed to maximize efficient recovery of limestone while promoting the social and economic welfare of the community and protecting the environment. In 2002, the U.S. Army Corps of Engineers issued ten permits that collectively authorize filling
5,409 acres of wetlands in the Lake Belt for mining-related purposes while requiring the permit holders to pay mitigation fees to fund the acquisition and restoration of approximately 7,500 acres in the Everglades.

From an industry standpoint, the Lake Belt is the single biggest source of supply for the State of Florida's needs of limestone and related products. Approximately half of Florida's supply of construction aggregates comes from the Lake Belt. Although the Company holds only one of the twelve mining permits issued for the Lake Belt, this source of supply is important to the Company's Florida operations.

For the year ended September 30, 2005, the Company's Miami quarry, sold 4,227,000 tons of aggregates, generating
$36,400,000 in revenues.  For the six months ended March
31, 2006, the Company sold 1,973,000 tons of aggregates from the Miami quarry, generating $19,467,000 in revenues.
A significant portion of this volume is shipped by rail to Central and Northeast Florida and used in the Company's concrete production facilities in Southeastern Florida, Central Florida, Tampa and Jacksonville. The Company's
Miami quarry employs 111 persons and has property, plant and equipment of approximately $52,451,000 of which $21,523,000 is land.

The Company estimates that recoverable reserves at the Miami quarry (assuming that mining is permitted to continue in the long term) are approximately 139 million tons.

The Company strongly believes that the Lake Belt Plan previously approved by the agencies protects both environmental interests and the economic interests of Miami-Dade County and the State of Florida. The Company further believes that the permits issued by the Corps of Engineers were properly issued. The Company intends to appeal the Court's ruling, while at the same time seeking re-issuance of the permits.

The Company believes that a court order enjoining mining would have a serious adverse impact on the South Florida mining industry and its thousands of workers, adversely affect the Florida economy and construction industry and possibly lead to cancellation or postponement of important public projects.

At this time, the Company cannot yet assess the impact of this ruling on the Company because the Company does not yet know whether mining will be interrupted pending the Army
Corps of Engineers' reconsideration of the permit or whether the Company's permit will be reissued by the Corp of Engineers. Also, the Company cannot yet assess the competitive impact, as it is not yet clear whether competitors who mine in the Lake Belt will be enjoined from mining or will have their permits reissued. Also, the Company cannot yet assess whether adverse rulings on continued Lake Belt mining will adversely affect market demand through cancellation of planned public projects and commercial and residential construction costs due to the resulting increase in aggregates cost.

If mining is suspended or discontinued in the Lake Belt region, Florida Rock and the other industry participants with quarries in the Lake Belt region would need to source aggregates, to the extent available, from other locations in Florida or import aggregates. If no economical source is available, the Company's Florida aggregates and concrete operations and future financial results would be adversely affected.

The Company is making contingency plans in the event of an adverse court ruling regarding continued mining. The
Company has adequate reserves and plant capacity (via a second shift) at its Ft. Myers quarry to replace the Company's current Miami volume. There is, however, inadequate transportation infrastructure to transport this replacement aggregate volume at reasonably affordable costs to all of the existing markets for the Company's Miami volume. Whether an adverse ruling would raise the current market price structure for these materials sufficiently to compensate transportation providers to supply this extended transportation support is unknown at this time.

If mining was suspended or discontinued, the Company would need to determine if the assets or land had been impaired.
The recovery of our investment would be dependent upon alternative usages for the assets currently employed at Miami and cannot be estimated at this time.

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

The Company has retained certain self-insurance risks with
respect to losses for third party liability and property
damage. The Company's insurance program consists of the
Company self-insuring a portion of the claims and paying
premiums for coverage in excess of this self-insurance
retention.   The self-insurance retention level is
determined by comparing the premium for the coverage versus
the potential exposure. For the automobile insurance
programs, self-insurance retention is $3,000,000 per
occurrence.   For workers compensation and general
liability insurance program, the self-insurance retention is $1,000,000 per occurrence with an aggregate of $2,000,000 for general liability.

(15)	Subsequent Event

The Company's independent directors are considering a
proposed 50-50 joint venture with Patriot to develop
approximately 4,300 acres of land near Brooksville,
Florida.   As proposed, the Company would contribute to the
joint venture 841 acres that it owns (including 288 acres
that it recently acquired) as well as its interest in 3,443
acres that it leases from a subsidiary of Patriot under a
long term lease that potentially runs until 2092.  Patriot
would also contribute one-half of the acquisition costs of
the 288 acre parcel.  At present, the Company mines high
calcium content limestone on this property that is ground
for use in animal feed (although the limestone also is
suitable for other purposes).  Management believes that
both the Company and Patriot ultimately would realize
greater value from development of the Brooksville property
rather than continued mining.    The proposal under
consideration would allow continued mining and operation of
the calcium plant on at least a portion of this property
for at least the next 15 years.   The property does not yet
have the necessary entitlements for development.

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

     Our Newberry cement plant produced 819,000 tons of cement in
2005.   We have obtained a permit from the Florida Department of
Environmental Protection to double annual production capacity and we
have received approval from the City of Newberry.   We are in the
process of taking bids and will evaluate costs to determine if it is economically feasible and justified.

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

     Our financial results also are affected by highway construction
spending levels.   On August 10, 2005, the "Safe, Accountable,
Flexible and Efficient Transportation Equity Act-A Legacy for Users" became law, providing $286.5 billion in guaranteed funding for federal highway, transit and safety programs. The budgeted levels of Florida Department of Transportation construction spending are scheduled to increase substantially over the next few years.

     Cement Supplies.   Our cement performance in fiscal 2004 was
aided by a severe cement shortage in the Florida market, fueled by a record level of demand, unusual downtime at some of our competitors' plants and limited availability of imports.

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

     In October 2005 a hurricane affected southern Florida and has caused a disruption of business during the first quarter of fiscal
2006.   After the storm, the focus in that area was on restoring
conditions rather than commencing new construction.   Rail
operations have been interrupted, resulting in restricted delivery
of product to our terminals.   This interruption caused a shortage
of aggregate productions in some parts of Florida which has affected business in areas not affected by the hurricane. This resulted in a negative impact on sales volumes in our southern operations during the first quarter of fiscal 2006, which returned to normal levels during the second quarter.

   	Financial results will be affected by planned maintenance at the cement plant since these costs, which can be significant, are expensed when incurred. The Company expensed planned maintenance of $2,500,000 in the first quarter and first half of fiscal 2006, as compared to $2,100,000 in first quarter and first half of fiscal 2005. The plant was shut down for eleven days in fiscal 2006 and twelve days in fiscal 2005 for planned maintenance. Planned maintenance is scheduled for May 2006 for eight days at an estimated cost of $1,200,000 as compared to $100,000 last year. Planned maintenance costs typically result in an overhaul to the wear parts of the major operating components. Since the cement manufacturing process is continuous, the coordination of the repair to multiple components is paramount. Items that would typically be inspected, repaired and/or replaced during an outage would include: chain and belt conveyors, idlers, rollers, mill journals, impact hammers, grinding table liners, separator blades, mill liners, bearings, fans, ductwork, airslides, grinding media, refractory, castable and shell replacement.

     Our capital expenditure program for fiscal 2006 has a budget of $250 million. Of this amount, approximately $67 million is for replacements and approximately $183 million is for new land and plants. Historically, the capital expenditures for replacements have been slightly lower than the 2006 budget.

     This compares to capital expenditures in 2005 of $125.5 million
excluding acquisitions.   The increase in the capital expenditure
program for 2006 contemplates adding a second line at our cement plant in Newberry, Florida and building new aggregates and concrete plants.

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


Operating Results.     For the second quarter of fiscal 2006, which
ended March 31, 2006, consolidated sales increased 39.7% to $364,087,000 from $260,565,000 in the same quarter last year.

The increase in sales was due to increased revenues in all three segments. Revenues in the concrete products segments increased due to an increase in the average selling price of both ready-mix (17.7%) and block (24.2%), increased ready mix volumes of 26.0% and increased block volumes of 6.4%. Revenues in the aggregates segment increased as a result of higher average selling prices (13.0%) and a 16.9% increase in volumes. The volume increases were primarily in our southern operations while our southern distribution terminals volumes decreased 4.6% due to transportation issues in moving product from our producing locations. We had slightly higher aggregates volumes in our northern markets. Revenues increased in the cement and calcium segment due to the higher prices (20.1%) and higher volumes (8.2%) primarily at our Newberry and Tampa cement facilities.

For the six months of fiscal 2006, consolidated sales increased 31.1% to $670,339,000 from $511,493,000 for the same period last
year.   The increase in sales was due to increased revenues in all three segments. Revenues in the concrete products segments increased due to an increase in the average selling price of ready-mix (17.8%) and block (25.9%) and increased volumes of concrete block of 7.8% and ready-mix concrete of 14.7%. Revenues in the aggregates segment increased as a result of higher average selling prices (12.0%) and
10.3% increase in volumes.   The volume increases were primarily
from our southern operation and to a lesser extent our northern operations. These volumes increases were partially offset by lower sales volumes at our southern distribution terminals due to transportation issues in moving product from our producing
locations.   Revenues increased in the cement and calcium segment
due to the higher cement prices (17.7%) and volumes (6.7%).   Cement
volumes increased as a result of volume increases at our Newberry
and Tampa facilities.   Volumes at our clinker grinding facilities
were lower due to disruption of supply to the facility. Volumes at the calcium grinding facility were down slightly.

Gross profit for the second quarter of fiscal 2006 increased 60.1% to $124,073,000 from $77,521,000 for the same period last year. Gross profit margin for the second quarter of fiscal 2006 increased to 34.1% from 29.8% for the same period last year. Gross profit and gross profit margins improved in all three segments. The improvement in the cement and calcium segment is due to improved pricing and volumes discussed above. The improvements were partially offset by higher fuel and electric costs. The improvement in gross profit in the concrete products segment was due to volume improvements, which lowered the per unit cost, and higher sales
prices as discussed above.   Gross profit in the aggregates segment
improved as a result of price increases and volume increase discussed above, partially offset by higher fuel, utilities, stripping and repair costs. Gross profit was adversely affected by
higher operating costs.   Fuel costs, including coal, increased
$4,342,000.   Repairs and maintenance increased $2,514,000,
depreciation and amortization increased $1,151,000 and risk insurance costs increased $2,026,000. Gross profit for the third quarter is expected to be adversely impacted by legal and other expenses related to the permit issues at the Miami quarry.

Gross profit for the first six months of fiscal 2006 increased 45.1% to $213,398,000 from $147,060,000 for the same quarter last year. Gross margin for the first six months of fiscal 2006 increased to
31.8% from 28.8% for the same period last year.   Gross profit and
margin improved in all three segments.   The improvement in the
cement and calcium segment is due to improved pricing and volumes discussed above. The improvements were partially offset by higher fuel and electric costs. The improvement in gross profit in the concrete products segment was due to volume improvements, which lowered the per unit cost, and higher sales prices as discussed
above.   Gross profit in the aggregates segment improved as a result of price increases and volume increase discussed above, partially offset by higher fuel, utilities, stripping and repair costs. Consolidated gross profit was negatively impacted by an increase of $8,004,000 in fuel costs including coal, an increase in repairs and maintenance of $5,015,000, an increase of $2,686,000 in electric costs and an increase in risk insurance costs of $2,026,000.

Selling, general and administrative (SGA) expenses on a consolidated basis for the second quarter of fiscal 2006 increased to $34,192,000 as compared to $25,949,000 last year constituting 9.4% of sales as opposed to 10.0% last year. A major portion of the dollar increase is due to profit sharing and management incentive compensation, which are both linked to earnings before income taxes and real estate gains. In addition, stock option expenses related to the
adoption of FAS 123R increased costs by $1,270,000.    All three
business segments had an increase in SGA expenses primarily due to profit sharing, management incentive and stock option expenses. Without these increased expenses, SGA expenses for each of the
business segments would have increased slightly.   For corporate
overhead, SGA expenses increased as a result of profit sharing, management incentive, stock option expense and professional fees.

SGA on a consolidated basis for the first six months of fiscal 2006 increased to $62,964,000 as compared to $48,587,000 last year
constituting 9.4% of sales as opposed to 9.5% last year.   The
increase in dollar amounts is attributable to increased profit sharing and management incentive compensation expense, and professional fees. Stock option expenses increased costs by $2,640,000. All three business segments had an increase in SGA expenses primarily due to profit sharing, management incentive and
stock option expenses.    Without these increased expenses, SGA
expenses for each of the business segments would have increased
slightly.   For corporate overhead, SGA expenses increased as a
result of profit sharing, management incentive, stock option expense and professional fees.

Consolidated operating profit increased to $90,376,000 in the second quarter of 2006 as compared to $55,828,000 for the same period last year. Included in operating profit are real estate gains of
$495,000 as compared to $4,256,000 last year.    Operating profit
for the Aggregates group increased to $29,451,000 from $20,645,000 last year. This was due to a 16.9% increase in volume and price
increases slightly offset by higher SGA expenses.   In addition,
operating profit was reduced by higher fuel and repair costs.   The
second quarter of 2006 included real estate gains of $146,000 as compared to $4,256,000 last year. For the concrete products segment operating profit increased to $45,333,000 from $24,748,000 last
year.   This was due to a 26% increase in ready-mix volumes, a 6.4%
increase in block volumes, price increases and additional real
estate gains of $350,000.   These increases were slightly offset by
increased fuel and SGA expenses.    For the Cement and Calcium
segment operating profit increased to $25,257,000 from $16,068,000 last year. This increase was due to higher prices and a 4.0%
increase in volumes.   These were partially offset by increased SGA
expenses.

Consolidated operating profit increased to $152,125,000 in the first six months of 2006 as compared to $102,775,000 for the same period
last year.   The six months of last year includes the gain on the
sale of the quarry and other real estate which resulted in a pre-tax gain of $4,302,000. Gains on sale of real estate this year amounted
to $1,691,000.   Operating profit for the Aggregates group increased
to $50,052,000 from $39,470,000 last year.    This was due to a
10.3% increase in volume and price increases slightly offset by higher SGA expenses and further reduced by higher fuel and repair costs. The first half of 2006 included real estate gains of $1,342,000 as compared to $4,256,000 last year. For the concrete products segment operating profit increased to $76,653,000 from
$46,205,000 last year.   This was due to 14.7% increase in ready-mix
volumes, 7.8% increase in block volumes, price increases and
additional real estate gains of $304,000.   These increases were
slightly offset by increased fuel and SGA expenses.    For the
Cement and Calcium segment operating profit increased to $40,358,000 from $26,797,000 last year. This increase was due to higher prices and a 4.2% increase in volumes, partially offset by increased SGA expenses.

Interest expense for the second quarter of fiscal 2006 was zero due to capitalization of interest versus expense of $424,000 for the same quarter last year. Interest expense for the first six months of 2006 decreased to $259,000 as compared to $854,000 for the same
period last year.   The decrease is attributable to lower secured
debt outstanding partially offset by a slight increase in average interest rates and the capitalization of $340,000 of interest.

Due to greater cash available for investment, interest income for the second quarter of fiscal 2006 increased to $592,000 as compared
to $19,000 for the same quarter last year.   Interest income for the
first six months of fiscal 2006 increased to $1,328,000 from $92,000
for the same period last year.   At March 31, 2006, the Company has
$43,025,000 of cash.   As a result, interest income during fiscal
2006 will be greater than 2005 until the cash is invested in capital expenditures or acquisitions.

Included in other income is equity in operating results of our 50%
owned joint ventures.   The equity in these ventures was a loss of
$550,000 for the second quarter of fiscal 2006 as compared to a loss of $596,000 last year. The equity in these ventures was a loss of $191,000 for the first six months of fiscal 2006 as compared to a
loss of $128,000 last year.   Other income for the six months of
fiscal 2006 also includes a gain of $2,838,000 from an exchange of real estate resulting from the settlement of a lawsuit.

Income tax expense increased $12,848,000 for the second quarter of fiscal 2006 compared to the same period last year, due to higher income before taxes and a decrease in the effective rate to 36.5%
from 36.7%.   Likewise, income tax expense increased $19,555,000 for
the first six months of fiscal 2006 as compared to the same period last year.

Net earnings for the second quarter of fiscal 2006 were $57,810,000
as compared to $35,140,000 last year.   Included in net earnings for
this year is the gain on sale of real estate of $495,000 pre-tax ($314,000 after tax), as compared to gains on the sale of real estate of $4,256,000 pre-tax (2,694,000 after tax) for the second quarter of fiscal 2005.

Net earnings for the six months of fiscal 2006 were $99,825,000 as
compared to $65,277,000 last year.   Included in net earnings for
this year is the gain on sale of real estate of $1,691,000 pre-tax ($1,074,000 after tax), and other income of $2,838,000 ($1,802,000 after tax)from an exchange of real estate, as compared to gains on the sale of real estate of $4,302,000 pre-tax ($2,723,000 after tax) last year.

	Liquidity and Capital Resources.   For the first six months of
fiscal 2006, cash provided by operating activities of $111,902,000, exercise of stock options of $2,761,000 and proceeds from sales of assets of $3,882,000 along with cash available at the beginning of the period, funded purchases of property, plant and equipment of $77,953,000, payment of dividends of $19,670,000 and acquisitions of $44,373,000.

Operating Activities
During the first six months of fiscal 2006, cash flow provided by operations increased as compared to the same period last year primarily due to higher net income and an increase in accounts payable, partially offset by higher inventories, accounts receivable and prepaid expenses and a reduction in deferred taxes.

Investing Activities
For the first six months of fiscal 2006, cash flow used in investing
activities was $123,995,000.   This resulted from purchases of
property, plant and equipment of $77,953,000, $44,373,000 used to purchase a quarry operation and concrete operations and $5,780,000 increase in other assets. Proceeds from sale of property, plant and equipment and other assets were $3,882,000.

Financing Activities
Cash flow used in financing activities was $13,803,000 for the first six months of fiscal 2006, primarily for the payment of dividends, partially offset by proceeds and tax benefits from the exercise of stock options.

Cash generated by operating activities is used to fund the capital expenditure program and dividend payments, and any excess cash, is used to reduce revolving credit facilities or other debt obligations. If there is a shortfall, borrowings are made under the revolving credit facilities. Based on current expectations, management believes that its internally generated cash flow and access to existing credit facilities are sufficient to meet the liquidity requirements necessary to fund operations, capital
requirements, debt service and future dividend payments.   At March
31, 2006, there was available $250,000,000 under a long-term revolver and $35,000,000 available under overnight lines of credit. In addition, there is approximately $29,000,000 that could be re-borrowed under insurance policies.

Working capital at March 31, 2006 was $116,494,000 as compared to $121,545,000 at September 30, 2005.

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

The Company's independent directors are considering a proposed 50-50 joint venture with Patriot to develop approximately 4,300 acres of
land near Brooksville, Florida.   As proposed, the Company would
contribute to the joint venture 841 acres that it owns (including 288 acres that it recently acquired) as well as its interest in 3,443 acres that it leases from a subsidiary of Patriot under a long term lease that potentially runs until 2092. Patriot would also contribute one-half of the acquisition costs of the 288 acre parcel. At present, the Company mines high calcium content limestone on this property that is ground for use in animal feed (although the limestone also is suitable for other purposes). Management believes that both the Company and Patriot ultimately would realize greater value from development of the Brooksville
property rather than continued mining.    The proposal under
consideration would allow continued mining and operation of the calcium plant on at least a portion of this property for at least
the next 15 years.   The property does not yet have the necessary
entitlements for development.

	Outlook. Our demand levels continue to be strong even with the ratio of our residential business to other sources declining slightly. July pricing improvements still appear probable in most of our markets. Subject to continued mining privileges at our Miami quarry, our outlook remains quite positive. For further discussion of the issues surrounding the Miami quarry, refer to Note 14 to the Condensed Consolidated Financial Statements.

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

Item 4.  Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Chief Accounting Officer ("CAO"), as appropriate, to allow timely decisions regarding required disclosure.
The Company also maintains a system of internal accounting controls over financial reporting that are designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.
All control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving the desired control objectives.
As of March 31, 2006, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company's internal controls over financial reporting during the first quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

On March 22, 2006, the United States District Court for the Southern District of Florida ruled that the mining permit issued for the Company's Miami quarry, as well as several permits issued to competitors in the same region, had been improperly issued. The Court remanded the permitting process to the U.S. Army Corps of Engineers for further review and consideration. The Company expects mining to be unaffected pending further court order following an evidentiary hearing scheduled to begin on June 13, 2006.

The Court's ruling affects most of the twelve mining permits issued for Florida's Lake Belt region. The Company holds one of the twelve permits. In 1997, the Florida Legislature adopted the Miami-Dade County Lake Belt Plan, covering an approximately 57,515-acre area west of Miami and east of Everglades National Park. Among other purposes, the Lake Belt Plan was developed to maximize efficient recovery of limestone while promoting the social and economic welfare of the community and protecting the environment. In 2002, the U.S. Army Corps of Engineers issued ten permits that collectively authorize filling 5,409 acres of wetlands in the Lake Belt for mining-related purposes while requiring the permit holders to pay mitigation fees to fund the acquisition and restoration of approximately 7,500 acres in the Everglades.

From an industry standpoint, the Lake Belt is the single biggest source of supply for the State of Florida's needs of limestone and related products. Approximately half of Florida's supply of construction aggregates comes from the Lake Belt. Although the Company holds only one of the twelve mining permits issued for the Lake Belt, this source of supply is important to the Company's Florida operations.

For the year ended September 30, 2005, the Company's Miami quarry, sold 4,227,000 tons of aggregates, generating $36,400,000 in revenues. For the six months ended March 31, 2006, the Company sold 1,973,000 tons of aggregates from the Miami quarry, generating $19,467,000 in revenues. A significant portion of this volume is shipped by rail to Central and Northeast Florida and used in the Company's concrete production facilities in Southeastern Florida, Central Florida, Tampa and Jacksonville. The Company's Miami quarry employs 111 persons and has property, plant and equipment of approximately $52,451,000 of which $21,523,000 is land.

The Company estimates that recoverable reserves at the Miami quarry (assuming that mining is permitted to continue in the long term) are approximately 139 million tons.

The Company strongly believes that the Lake Belt Plan previously approved by the agencies protects both environmental interests and the economic interests of Miami-Dade County and the State of Florida. The Company further believes that the permits issued by the Corps of Engineers were properly issued. The Company intends to appeal the Court's ruling, while at the same time seeking re-issuance of the permits.

The Company believes that a court order enjoining mining would have a serious adverse impact on the South Florida mining industry and its thousands of workers, adversely affect the Florida economy and construction industry and possibly lead to cancellation or postponement of important public projects.

At this time, the Company cannot yet assess the impact of this ruling on the Company because the Company does not yet know whether mining will be interrupted pending the Army Corps of Engineers' reconsideration of the permit or whether the Company's permit will be reissued by the Corp of Engineers. Also, the Company cannot yet assess the competitive impact, as it is not yet clear whether competitors who mine in the Lake Belt will be enjoined from mining or will have their permits reissued. Also, the Company cannot yet assess whether adverse rulings on continued Lake Belt mining will adversely affect market demand through cancellation of planned public projects and commercial and residential construction costs due to the resulting increase in aggregates cost.

If mining is suspended or discontinued in the Lake Belt region, Florida Rock and the other industry participants with quarries in the Lake Belt region would need to source aggregates, to the extent available, from other locations in Florida or import aggregates. If no economical source is available, the Company's Florida aggregates and concrete operations and future financial results would be adversely affected.

The Company is making contingency plans in the event of an adverse court ruling regarding continued mining. The Company has adequate reserves and plant capacity (via a second shift) at its Ft. Myers quarry to replace the Company's current Miami volume. There is, however, inadequate transportation infrastructure to transport this replacement aggregate volume at reasonably affordable costs to all of the existing markets for the Company's Miami volume. Whether an adverse ruling would raise the current market price structure for these materials sufficiently to compensate transportation providers to supply this extended transportation support is unknown at this time.

If mining was suspended or discontinued, the Company would need to determine if the assets or land had been impaired. The recovery of our investment would be dependent upon alternative usages for the assets currently employed at Miami and cannot be estimated at this time.

On May 1, 2006, the Company received a Notice of Potential Liability from the U.S. Environmental Protection Agency pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and the Resource Conservation and Recovery Act (RCRA). The notice is addressed to the Company's subsidiary, Florida Cement, Inc., and relates to the disposal of cement kiln dust at the Jernigan Trucking Dump Site in Hillsborough County, Florida during the 1970s. The Company acquired this subsidiary from Lafarge North America, Inc., in 2003. Based on the Company's investigation of this matter, the Company does not believe that it has any liability with respect to this matter.

Item 4.  Submission of Matters to a Vote of Security Holders

On February 1, 2006, the Company held its annual shareholders meeting. At the meeting, the shareholders elected the following directors by the vote shown.

	                  Term      Votes      Votes     Brokers
	                  Ending    For        Withheld  Non-Votes
Edward L. Baker         2009    61,296,135   1,261,819     -
J. Dix Druce, Jr.       2009    60,207,150   2,350,804     -
John D. Milton, Jr.     2009    60,188,389   2,369,565     -
William H. Walton III   2009    62,405,141     152,813     -
Robert P. Crozer        2008    62,403,562     154,392     -
William P. Foley II     2008    62,375,348     182,606     -
John A. Delaney         2007    62,385,377     172,577     -


The directors whose terms of office as a director have continued after the meeting are Thompson S. Baker II, Luke E. Fichthorn III and Francis X. Knott for terms expiring in 2007 and John D. Baker
II, and A.R. Carpenter for terms expiring in 2008.

At the meeting, the Shareholders also approved an amendment to the Articles of Incorporation of the Company increasing the number of
shares of authorized common stock to 150 million shares.   The votes
cast on the proposal amendment were as follows:

                               Votes
                                For        Against     Abstained
Amendment to Articles
of Incorporation             61,853,954      658,116      45,887

Additionally at the meeting, the Shareholders approved the Company's Amended Management Incentive Compensation Plan. The votes cast on the amendment were as follows:

                               Votes        Votes       Votes
                                For        Against     Abstained
Amendment to Management
Incentive Compensation
Plan                         52,321,715    1,700,635    2,535,604



Item 6.  Exhibits

The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page 29 this Form 10-Q.



                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2006                      FLORIDA ROCK INDUSTRIES, INC.


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
	FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

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

(4)(d)	Rights Agreements, dated as of May 5, 1999
between the Company and First Union National
Bank, incorporated by reference to Exhibit 4 to the Company's Form 8-K dated May 5, 1999. File
No. 1-7159.


(10)(a)	Amended Medical Reimbursement Plan of Florida
Rock Industries, Inc., effective May 24, 1976, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1980. File No. 1-7159.

(10)(b)	Amendment No. 1 to Amended Medical Reimbursement
Plan of Florida Rock Industries, Inc. effective
July 16, 1976, incorporated by reference to an
exhibit previously filed with Form 10-K for the
fiscal year ended September 30, 1980.   File No.
1-7159.



(10)(c)	Tax Service Reimbursement Plan of Florida Rock
Industries, Inc. effective October 1, 1976,
incorporated by reference to an exhibit
previously filed with Form 10-K for the fiscal
year ended September 30, 1980.   File No. 1-
7159.

(10)(d)	Amendment No. 1 to Tax Service Reimbursement
Plan of Florida Rock Industries, Inc.,
incorporated by reference to an exhibit
previously filed with Form 10-K for the fiscal
year ended September 30, 1981.   File No. 1-
7159.

(10)(e)	Amendment No. 2 to Tax Service Reimbursement
Plan of Florida Rock Industries, Inc.,
incorporated by reference to an exhibit
previously filed with Form 10-K for the fiscal
year ended September 30, 1985.   File No. 1-
7159.

(10)(f)	Amended Management Incentive Compensation Plan.
Previously filed as an Annex to the Company's
Proxy Statement filed on January 3, 2006.

(10)(g)	Florida Rock Industries, Inc. Management
Security Plan, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1985. File No.
1-7159.

(10)(h)	Various mining royalty agreements with Patriot
Transportation Holding, Inc. or its subsidiary,
none of which are presently believed to be
material individually, but all of which may be
material in the aggregate, incorporated by
reference to exhibits previously filed with Form
10-K for the fiscal year ended September 30,
1986.   File No. 1-7159.

(10)(i)		Florida Rock Industries, Inc. 1996 Stock Option
Plan, incorporated by reference to an appendix to the Company's Proxy Statement dated December
18, 1995.  File No. 1-7159.

(10)(j)	Florida Rock Industries, Inc. 2000 Stock Option
Plan, incorporated by reference to an exhibit
previously filed with the Proxy Statement dated
December 20, 2000.   File No. 1-7159.



(10)(k)	Amendment to Florida Rock Industries, Inc.
2000
		Stock Option Plan, incorporated by reference
to
		an exhibit previously filed with Form 10-Q for
the 	Quarter ended March 31, 2003.
		File No. 1-7159.

(10)(l)	Summary of Compensation Arrangements with
Directors, incorporated by reference to an exhibit previously filed with the Form 10-Q for the quarter ended March 31, 2005.
		File No. 1-7159.

(10)(m)	Summary of Compensation with Named Executive
Officers, incorporated by reference to an exhibit previously filed with the Form 10-Q for the quarter ended March 31, 2005.
		File No. 1-7159.

(11)   	Computation of Earnings Per Common Share.

(14)		Financial Code of Ethical Conduct.
Previously
		filed with Form 10-K for the fiscal year ended
		September 30, 2003.   File No. 1-7159

(31)(a)	Certification of John D. Baker, II

(31)(b)	Certification of John D. Milton, Jr.

(31)(c)	Certification of Wallace A. Patzke, Jr.

(32)	     Certification under Section 906 of Sarbanes-
Oxley Act of 2002




2




1