Form 10-Q
period 2006-06-30
FLORIDA ROCK INDUSTRIES INC
filed 2006-08-02
CIK 37651

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
(Mark one)                        FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 27, 2006: 65,808,876 shares of $.10 par value common stock.



FLORIDA ROCK INDUSTRIES, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2006


CONTENTS

                                                                  Page No.

Part I.  Financial Information

Item 1.  Financial Statements (unaudited)
   Condensed Consolidated Balance Sheets                               1
   Condensed Consolidated Statements of Income                         2
   Condensed Consolidated Statements of Cash Flows                     3
   Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial            16
	      Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   25

Item 4.  Controls and Procedures                                      25


Part II.  Other Information


Item 1.  Legal Proceedings                                            26

Item 6.  Exhibits                                                     29

Signatures                                                            30

Exhibit 11   Computation of Earnings Per Common Share                 35

Exhibit 31(a)Certification of John D. Baker, II                       36

Exhibit 31(b)Certification of John D. Milton, Jr.                     37

Exhibit 31(c)Certification of Wallace A. Patzke, Jr.                  38

Exhibit 32   Certification under Section 906 of Sarbanes-Oxley Act    39
		       of 2002



                             PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	                    CONDENSED CONSOLIDATED BALANCE SHEETS
	                             (In thousands)
	                               (Unaudited)

                                                June 30,      September 30,
                                                  2006            2005

ASSETS
Current assets:
 Cash and cash equivalents                     $   81,027           68,921
 Accounts receivable, less allowance
  for doubtful accounts of $2,874
  ($2,301 at September 30, 2005)                  165,769          146,501
 Inventories                                       48,133           43,682
 Deferred income taxes                              5,765            3,605
 Prepaid expenses and other                         6,810            4,116
  Total current assets                            307,504          266,825

Other assets                                       88,100           54,684
Goodwill                                          152,982          152,982
Property, plant and equipment, at cost:
 Depletable land                                  156,065          149,862
 Other land                                        81,518           77,811
 Plant and equipment                              952,309          885,855
 Construction in process                           52,763           20,977
                                                1,242,655        1,134,505
 Less accumulated depreciation,
  depletion and amortization                      586,955          556,005
  Net property, plant and equipment               655,700          578,500
                                               $1,204,286        1,052,991
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                              $   79,895           73,128
 Dividends payable                                  9,869            9,832
 Federal and state income taxes                         -              433
 Accrued payroll and benefits                      40,561           42,084
 Accrued insurance reserves, current portion       10,590            5,303
 Accrued liabilities, other                        11,093           13,003
 Long-term debt due within one year                 3,265            1,497
  Total current liabilities                       155,273          145,280

Long-term debt, excluding current installments     16,488           18,437
Deferred income taxes                              86,762           87,789
Accrued employee benefits                          25,147           24,659
Long-term accrued insurance reserves               15,854           14,103
Other accrued liabilities                          16,526           14,790
 Total liabilities                                316,050          305,058

Shareholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 100,000,000
  shares authorized, 65,808,876 shares issued
  (65,747,811 shares at September 30, 2005)         6,581            6,555
 Capital in excess of par value                    45,600           33,897
 Retained earnings                                841,293          712,719
 Accumulated other comprehensive loss              (5,238)          (5,238)
  Total shareholders' equity                      888,236          747,933
                                               $1,204,286        1,052,991
See accompanying notes.



	             FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	               (In thousands except per share amounts)
	                            (Unaudited)

                                  Three Months Ended     Nine Months Ended
                                        June 30,               June 30,
                                     2006       2005       2006      2005

Net sales                          $349,333    305,514  1,001,667   805,854
Freight revenues                     11,660      7,985     29,665    19,138
  Total sales                       360,993    313,499  1,031,332   824,992

Cost of sales                       227,820    203,422    666,645   556,733
Freight expense                      11,768      7,961     29,884    19,083
  Total cost of sales               239,588    211,383    696,529   575,816

Gross profit                        121,405    102,116    334,803   249,176
Selling, general and administrative  32,730     27,068     95,694    75,655
Gain on sale of real estate          (1,621)    (1,842)    (3,312)   (6,144)
Operating profit                     90,296     76,890    242,421   179,665

Interest expense                          -       (532)      (259)   (1,386)
Interest income                         685        775      2,013       867
Other income (expense), net             890        646      4,895     1,679

Income before income taxes           91,871     77,779    249,070   180,825
Provision for income taxes           33,554     31,901     90,928    69,720

Net income                         $ 58,317     45,878    158,142   111,105

Earnings per share:
 Basic                                $ .89        .70       2.41      1.70

 Diluted                              $ .87        .69       2.36      1.67

Cash dividend per common share        $ .15        .15        .45       .42
Weighted average shares used
in computing earnings per share:
 Basic                               65,778     65,407     65,671    65,240
 Diluted                             67,058     66,821     66,921    66,676


See accompanying notes.



















                  FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED JUNE 30, 2006 AND 2005
	                        (In thousands)
	                          (Unaudited)
                                                   2006       2005
Cash flows from operating activities:
  Net income                                     $158,142  111,105
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization       54,613   48,548
    Deferred income tax provision (benefit)        (3,187)   7,124
    Provision for doubtful accounts                   552     (406)
    Gain on disposition of property, plant and
      equipment and other assets                   (8,017)  (8,586)
    Dividends from affiliates                         291       44
    Stock option expense                            3,955        -
    Income tax benefit from exercise of stock
      options                                           -    5,306
  Net changes in operating assets and
     liabilities:
     Accounts receivable                          (17,121) (29,216)
     Inventories                                   (4,331)  (5,587)
     Prepaid expenses and other                    (2,752)     378
     Accounts payable and accrued liabilities       9,203   32,366
     Other, net                                       (42)     114

 Net cash provided by operating activities        191,306  161,190

Cash flows from investing activities:
  Purchases of property, plant and equipment     (106,568)(100,943)
  Net proceeds from the sale of property, plant
   and equipment and other assets                   6,369   35,260
  Additions to other assets                       (12,464)  (9,256)
  Long-term cash released from escrow                   -    2,915
  Business acquisitions                           (44,373) (11,366)
  Collection of advances to affiliates                313      670

Net cash used in investing activities            (156,723) (82,720)

Cash flows from financing activities:
  Repayment of long-term debt                        (181) (24,668)
  Exercise of employee stock options                3,587    3,682
  Excess tax benefits from exercise of stock
   options                                          3,648        -
  Repurchase of common stock                            -       (8)
  Payment of dividends                            (29,531) (69,416)

Net cash used in financing activities             (22,477) (90,410)


Net increase (decrease) in cash and cash
  equivalents                                      12,106  (11,940)
Cash and cash equivalents at beginning of year     68,921   45,891

Cash and cash equivalents at end of period        $81,027   33,951


See accompanying notes.


                  FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                	(Unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Florida Rock Industries, Inc. and its consolidated subsidiaries (collectively, the "Company").
These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2006. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. included in its Annual Report on Form 10-K for the year ended September 30, 2005. Certain amounts have been reclassified for the presentation adopted in fiscal 2006.

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

	The Company grants stock options to officers and key employees that become exercisable in five equal annual installments,
subject to continued employment.   Compensation expense for
these awards is recognized on a straight-line basis over the
five-year vesting period.   Typically, the annual vesting date
occurs in the first quarter of the fiscal year.   For fiscal
years 2005 and 2006, the Company also grants 1,000 options to each of its non-employee directors for each regular board
meeting that they attend.   Effective October 1, 2006, non-
employee directors will receive annually in December stock options valued at $50,000 using the Black Scholes option-pricing model. Options granted to directors are immediately exercisable and therefore the entire expense related to these options is recorded at the date of grant.

	Compensation cost related to the unvested portion of awards was estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures. Compensation cost for all stock-based awards granted after the adoption dated was determined based on grant-date fair value estimated in accordance with SFAS 123R. For the three and nine months ended June 30, 2006, compensation cost related to stock-based awards was $1,315,000 and $3,955,000, respectively. Tax benefits recognized related to stock-based compensation for the three and nine months ended June 30, 2006 were $507,000 and $1,526,000, respectively.

	The Company used the Black Scholes option-pricing model to determine fair value before and after the adoption of SFAS
123R.   The fair value of options granted during the three and
nine months of fiscal 2006 and 2005 was estimated using the following weighted average assumptions:

	                        Three Months       Nine Months
                              Ended  June 30      Ended  June 30
                              2006      2005      2006      2005

     Expected dividend yield   .94%     1.34%     1.15%     1.41%
     Expected volatility     34.62%    24.89%    34.26%    26.82%
     Risk-free interest rate  5.15%     4.01%     4.49%     4.08%
     Expected life of stock
       Options - years           9         7       7.2         7

     Expected volatility is based on the Company's historical stock prices.



     The following table summarizes stock option activity for the nine months ended June 30, 2006:

                                         Weighted     Weighted
                                          Average     Average     Aggregate
                                          Exercise    Remaining   Intrinsic
                               Options     Price       Life       Value

     Outstanding on
        September 30, 2005   3,591,926     16.81

      Granted                  367,850     52.18
      Exercised               (261,065)    13.76
      Canceled                 (54,765)    28.48

      Outstanding on
        June 30, 2006        3,643,946     20.43       5.4     $106,559,000
      Exercisable on
        June 30, 2006        2,350,972     13.13       4.0     $ 85,897,000

	The weighted average grant-date fair values for the three and nine months ended June 30, 2006 were $29.80 and $21.15 and $11.93 and $11.89 for the three and nine months ended June 30, 2005. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $2,684,000 and $2,110,000, respectively.

	The total intrinsic value of options exercised during the nine months ended June 30, 2006 and 2005 was $10,854,000 and $13,755,000, respectively. The total tax benefits for the nine months ended June 30, 2006 were $4,187,000 of which $3,648,000 were excess tax benefits and reported as cash flows from financing activities. Prior to the adoption of FAS 123R, these tax benefits would have been classified as cash flows from operating activities.

	As of June 30, 2006, there is $12,009,000 of unrecognized compensation expense related to nonvested option awards that is expected to be recognized over a weighted average period of
2.9 years.

	During 2005, the Company accounted for its stock option plans using the intrinsic value method prescribed by APB 25 and
provided the pro forma disclosures required by SFAS 123.   The
following presents pro forma income and per share data as if a fair value based method had been used to account for stock based compensation for the three and nine months of 2005 (in thousands except per share amounts):

                                Three Months Ended  Nine Months Ended
                                    June 30,           June 30,
                                      2005               2005

        Reported net income          $45,878           111,105
        Compensation cost
          determined under fair
          value based method, net
          of income taxes               (812)           (2,144)
        Proforma net income          $45,066           108,961

        Basic earnings per share:
          Reported net income        $   .70              1.70
          Compensation cost, net
            of income taxes             (.01)             (.03)
          Proforma                   $   .69              1.67

        Diluted earnings per share:
          Reported net income        $   .69              1.67
          Compensation cost, net
            of income taxes             (.02)             (.04)
          Proforma                   $   .67              1.63

 (3)	New Accounting Pronouncements

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

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes," which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for the Company beginning October 1, 2007 and it is not expected to have a material effect on the Company's consolidated financial statements.
(4)	Asset Retirement Obligations

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

The Company's most significant asset retirement obligations arise in the aggregates and cement segments for reclamation
obligations on mining properties.   These reclamation
activities commonly include removal of plant and equipment and grading, contouring and revegetation. In some cases, we may be required to restore waterways and nontidal wetlands.

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

The analysis of asset retirement obligations for the nine
months ended June 30, 2006 and 2005 is as follows (in
thousands):
                                             2006     2005

      Balance at beginning of period      $ 9,060    9,033
      Additional liabilities                2,572      356
      Accretion of expenses                   350      300
      Payments/settlement of obligations     (312)  (2,124)
      Balance at end of period            $11,670    7,565

(5)	Employee Benefits

	For the three and nine months ended June 30, 2006 and 2005, no pension income or expense was recorded. Based on current estimates, there will be no requirement to make cash contributions during fiscal 2006.

(6)	Inventories

       Inventories consisted of the following (in thousands):

                                    June 30,     September 30,
                                      2006             2005

      Finished products            $ 27,159           25,850
      Raw materials                  10,227            6,923
      Work in progress                  989              636
      Parts and supplies              9,758           10,273
                                   $ 48,133           43,682

The excess of current cost over the LIFO stated values of inventories was $9,096,000 at June 30, 2006 and $9,423,000 at
September 30, 2005.

During the third quarter and nine months of fiscal 2006, inventory quantities decreased in certain of our business segments, while unit costs increased, resulting in a change to the consolidated LIFO reserve that decreased cost of sales by $455,000 for the three months ended June 30, 2006 and $327,000 for the nine months ended June 30, 2006. During the third quarter and nine months of 2005, inventory quantities decreased slightly, while unit costs increased. The result is that the change in the LIFO reserve increased cost of sales by $690,000 for the three months ended June 30, 2005 and by $710,000 for the nine months ended June 30, 2005.

(7) Property, Plant and Equipment

Provision for depreciation of plant and equipment is determined using the straight-line method based on the following estimated useful lives:

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

  	Depletion of sand and stone deposits is determined on the basis of units of production in relation to estimated proven
reserves.   Proven reserves are estimated by our geologists
based upon results of sampling and other scientific methods
and techniques.   Depletion was $319,000 and $519,000 for the
three months ended June 30, 2006 and 2005.   For the nine
months ended June 30, 2006 and 2005, depletion was $933,000
and $1,532,000.   Units of productions were 3,850,000 and
5,015,000 for the three months ended June 30, 2006 and 2005
and 11,101,365 and 15,172,000 for the nine months ended June
30, 2006 and 2005.   The decline in depletion was due to
mining at one location being on owned land in 2005 and on leased land in 2006.



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

 (9) Gains on Sale of Real Estate and Other Income

	During 2006, the Company sold real estate resulting in pre-tax gains of $1,621,000 and $3,312,000 for the three and nine months ended June 30, 2006, respectively. Additionally during the nine months of fiscal 2006, the Company exchanged parcels of land with another party in settlement of a lawsuit. The
exchange was recorded at fair value and the resulting pre-tax
gain of $2,838,000 was recorded in other income.   During
March 2005, the first of two closings on a former quarry site
in the Baltimore area occurred.   This sale resulted in a gain
of $4,256,000 ($2,694,000 after tax).   The second closing
occurred during the third quarter of 2005 resulting in a pre-tax gain of approximately $1,706,000. Additionally, during the third quarter of fiscal 2005, the Company sold a small parcel of land for $600,000 and realized a pre-tax gain of $116,000.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):













                                Three Months Ended    Nine Months Ended
                                     June 30,             June 30
                                   2006     2005       2006      2005

Net sales, excluding
  freight
   Construction aggregates $  98,835   89,883   282,266    233,871
   Concrete products         231,296  195,531   660,613    516,195
   Cement and calcium         61,200   56,375   180,522    151,884
   Intersegment sales        (41,998) (36,275) (121,734)   (96,096)

   Total net sales,
     excluding freight      $349,333  305,514 1,001,667    805,854

Operating profit
   Construction aggregates  $ 31,704   31,474    81,756     70,944
   Concrete products          42,953   34,847   119,606     81,052
   Cement and calcium         23,787   18,598    64,145     45,395
   Corporate overhead         (8,148)  (8,029)  (23,086)   (17,726)

   Total operating          $ 90,296   76,890   242,421    179,665
     Profit

      Identifiable assets, at quarter end
   Construction aggregates                    $  452,119   392,973
   Concrete products                             347,770   276,823
   Cement and calcium                            234,300   223,536
   Unallocated corporate
     assets                                       77,118    66,165
   Cash items                                     81,027    33,951
   Investments in affiliates                      11,952    12,018

   Total identifiable
     Assets                                   $1,204,286 1,005,466

	Construction aggregates operating profit for the three and nine months ended June 30, 2006 includes gains on the sale of real estate of $86,000 and $1,427,000 and $1,727,000 and
$5,983,000 for the three and nine months ended June 30, 2005. Construction aggregates operating profit for the three and nine months ended June 30, 2005 also includes the recovery of previously expensed costs and fee reimbursement in an insurance settlement of $2,116,000.

	Concrete products operating profit for the three and nine
months ended June 30, 2006 includes gains on sale of real
estate of $1,535,000 and $1,885,000.   Concrete products
operating profit for the three and the nine months ended June
30, 2005 includes gains on the sales of real estate of $116,000 and $161,000.

      Cement operating profit for the three and nine months of fiscal 2006 includes $1,075,000 of insurance proceeds.

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

(11)	Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended June 30, 2006 and 2005 for certain expense items are as follows (in thousands):

                                              2006       2005
      Interest expense, net of
       amounts capitalized of $617 in 2006  $     0     1,599
      Income taxes                          $97,657    57,219

The following schedule summarizes non-cash investing and financing activities for the nine months ended June 30, 2006 and 2005 (in thousands):

                                              2006       2005

       Additions to property, plant
        and equipment from exchanges        $3,757        156
       Additions to property, plant and
        equipment financed by issuing debt  $    -      1,276

(12)	Acquisitions

During the nine months ended June 30, 2006, the Company
acquired a small quarry and a small concrete operation for
a combined cost of $44,373,000.  The purchase price
allocations for these operations have not been finalized.
The excess of the purchase price over the estimated value
of the receivables and property, plant and equipment has
been recorded in other assets pending determination of
intangible assets.   The results of operations of these
acquisitions are immaterial to the results of the Company.

(13)	Contingent Liabilities

On March 22, 2006, the United States District Court for the
Southern District of Florida ruled that the mining permit issued for the Company's Miami quarry, as well as several permits issued to competitors in the same region, had been improperly issued. The Court remanded the permitting process to the U.S. Army Corps of Engineers for further review and consideration. The Company expects mining to be unaffected pending further court order following an evidentiary hearing which began on June 13, 2006. The
Court has not issued any rulings as to the remedy, it intends to order at the conclusion of these proceedings, which now appear will continue until at least the end of August.

The Court's ruling affects most of the twelve mining permits issued for Florida's Lake Belt region. The Company holds one of the twelve permits. In 1997, the Florida
Legislature adopted the Miami-Dade County Lake Belt Plan, covering an approximately 57,515-acre area west of Miami and east of Everglades National Park. Among other purposes, the Lake Belt Plan was developed to maximize efficient recovery of limestone while promoting the social and economic welfare of the community and protecting the environment. In 2002, the U.S. Army Corps of Engineers issued ten permits that collectively authorize dredging
5,409 acres of wetlands in the Lake Belt for mining-related purposes while requiring the permit holders to pay mitigation fees to fund the acquisition and restoration of approximately 7,500 acres in the Everglades.

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

For the nine months ended June 30, 2006, the Company sold
2,970,000 tons of aggregates from the Miami quarry, generating $29,931,000 in revenues. A significant portion of this volume is shipped by rail to Central and Northeast
Florida and used in the Company's concrete production facilities in Southeastern Florida, Central Florida, Tampa and Jacksonville. The Company's Miami quarry employs 98 persons and has property, plant and equipment of approximately $54,062,000 of which $21,523,000 is land.

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

The Company believes that a court order enjoining mining would have a serious adverse impact on the South Florida mining industry and its thousands of workers adversely affect the Florida economy and construction industry and possibly lead to cancellation or postponement of important public projects.

The Company cannot yet assess the impact of this ruling because the Company does not yet know:

*	whether mining will be interrupted pending
reconsideration of the permit by the Corps of Engineers;

*	whether the Company's permit will be reissued by the
Corp of Engineers.

*	whether competitors who mine in the Lake Belt will be
enjoined from mining or will have their permits reissued; and

*	whether the sharp price increases that would result
from the inability to mine in the Lake Belt would lead to cancellation of planned public projects and commercial and residential construction projects in the Company's markets.

The Company is developing contingency plans in the event of a temporary or permanent mining shutdown in the Lake Belt region. The Company's Ft. Myers quarry has adequate reserves and plant capacity (via a second shift) to replace the volume provided by our Miami quarry, but transporting aggregates to many of the markets currently served by the Miami quarry would require utilization of truck transportation, due to the absence of adequate rail service from Ft. Myers. The Company is uncertain whether the market could supply sufficient truck transportation to get Ft. Myers aggregates to all of the markets currently being served with Florida Rock Miami aggregate. Even if truck transportation is available, the transportation cost via truck would be substantially higher and possibly prohibitive to some markets. Likewise, the Company would expect time delays of one year or more to ramp up the Ft.
Myers quarry to the full second shift and some increased inefficiency inherent in such a 24 hour operation.

If mining was suspended or discontinued, the Company would need to determine if the value of the assets or land had been impaired. The recovery of our investment would be dependent upon alternative uses for the assets currently employed at Miami and cannot be estimated at this time.

Samples of crushed material from the New Brunswick, Canada quarry operated by our 50% subsidiary, Jamer Materials, Ltd., have been found to contain elevated levels of naturally occurring arsenic. Prior to discovery of this issue, a nearby landowner used some of this material as fill material on a site near a stream that leads to the local water supply. The Company does not believe that the material poses a risk to human health, but management will continue to monitor the situation as circumstances merit.
The Canadian environmental authorities have ordered that the material be removed from our neighboring landowner's site. We estimate the cost of removal to be $685,000, and management estimates that approximately 44% of the material has been removed. Management does not expect this matter to have a material adverse effect on the Company's operating results or financial condition.

The Company has been named as one of numerous defendants in
a lawsuit filed in Broward County, Florida, by 61
plaintiffs alleging personal injuries arising from
silicosis.   The lawsuit asserts that the Company and
various other mining companies named in the complaint
(along with other defendants) are liable for negligence
under a number of theories.   The complaint was served upon
the Company on March 27, 2006. Since the filing, many cases have been voluntarily dismissed so that out of the original 61 plaintiffs, only 13 remain as to the Company.
Thus far, none of the verified worksheets identifies
Florida Rock in connection with claimed loss. The case is in the early pleading stages, but management does not expect this matter to have a material adverse effect on its financial position or results of operations.

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

(13)	Subsequent Events

On July 28, 2006, the Board of Directors authorized
management to begin to repurchase shares under its existing
$20 million repurchase authorization.    Through August 1,
2006, the Company had repurchased 516,000 shares. On August
2, 2006, Florida Rock's Board of Directors approved a $180 million increase in the stock repurchase authorization.
Stock repurchases under this authorization may be made from time to time through open market and privately negotiated transactions at such times and in such amounts as management deems appropriate and funded using the Company's working capital. Repurchases under this authorization will be made in compliance with the rules of the Securities and Exchange Commission. The stock repurchase authorization may be limited or terminated at any time by the Board of Directors without prior notice, and Florida Rock has no obligation to make any repurchases under the authorization.

On August 2, 2006, the Company's independent directors
approved a 50-50 real estate joint venture with a
subsidiary of Patriot ("FRP") to develop approximately
4,300 acres of land near Brooksville, Florida.   Under the
terms of the joint venture, the Company will contribute 841 acres owned by the Company, including a recently acquired
288 acre parcel. The Company also will contribute its leasehold interest in 3,443 acres that it leases from FRP under a long-term mining lease.

FRP will contribute its fee interest in the 3,443 acre parcel. FRP also will reimburse the Company for one-half of the acquisition costs (approximately $3 million) of the recently acquired 288 acre parcel. The joint venture will be jointly controlled by the Company and FRP, and all future capital contributions and distributions will be made on a 50-50 basis.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

	Executive Overview. The Company is one of the nation's leading producers of construction aggregates, a major provider of ready-mix concrete and concrete products in the Southeastern and mid Atlantic States and a significant supplier of cement in Florida and Georgia.
We operate through three business segments: construction aggregates, concrete products and cement and calcium. For the third quarter and nine months ended June 30, 2006, the Company achieved record levels of sales and net income due to continued strong demand for the Company's products, resulting in higher volumes and supporting price increases. Residential demand has declined slightly in the Company's markets. Future results may be impacted by many factors, including the demand for residential and commercial real estate construction and pending court decision regarding continued mining in Florida's Lake Belt region. This discussion should be read in conjunction with management's analysis included in the Form 10-K for the year ended September 30, 2005.

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

     Our Newberry cement plant produced 819,000 tons of cement in
2005.   We have obtained a permit from the Florida Department of
Environmental Protection to double annual production capacity and we
have received approval from the City of Newberry.   We are in the
process of taking bids and expect to complete the expansion in late fiscal 2008 or early fiscal 2009.

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

     Construction Activity.    Our Florida markets have enjoyed
strong levels of residential construction activity in recent years. Residential construction activity has been fueled by many factors, including migration into Florida and mortgage rates near historic lows. We expect this trend to continue in Florida over the long term due to projected population growth. In the short term residential construction declined during the third quarter and continues to decline in the early part of the fourth quarter
especially in our south Florida markets.   It is more difficult to
predict commercial construction activity, but we have seen increased commercial construction activity in our Florida market during the current year. Likewise it is difficult to predict residential construction activity in other states; however residential
construction has declined in our northern markets.   We expect that
this declining trend in residential construction could continue beyond the fourth quarter. Construction activity in our markets is affected by a number of factors, including population growth, economic conditions, interest rates and other factors.

     Our financial results also are affected by highway construction
spending levels.   On August 10, 2005, the "Safe, Accountable,
Flexible and Efficient Transportation Equity Act-A Legacy for Users" became law, providing $286.5 billion in guaranteed funding for federal highway, transit and safety programs. The budgeted levels of Florida Department of Transportation construction spending are scheduled to increase significantly over the next few years.

     Cement Supplies.   Our cement performance in fiscal 2004 and
2005 was aided by a severe cement shortage in the Florida market, fueled by a record level of demand, unusual downtime at some of our competitors' plants and limited availability of imports.

     We expect cement demand to continue to be strong in our principal markets. At the same time, we expect an increase in supply in future years. Our Newberry cement plant produced 819,000 tons of cement in 2005. We have obtained the permits to construct a second line at our Newberry plant that will double our production capacity. Some of our competitors also either are expanding capacity or
building new plants.   We believe international supply will increase
with supplies that exceed demand in China. Also, in March of this year the United States and Mexico reached an accord to reduce duties on Mexican cement by almost 90% while increasing the annual limit on cement imports from Mexico to 3 million tons. After 3 years, the duty and the import limit will be completely eliminated. We do not expect these changes to have a significant impact on our Florida market in the near term.

     Our operations are influenced by a number of other external and
internal factors.   Other external factors include weather,
competition, interest rates, environmental, fuel costs,
transportation costs, driver availability, labor costs and
inflation.   Other internal factors include sales mix, plant
location, quality and quantities of aggregates reserves, capacity utilization and other operating factors.

     In August and September 2004 four hurricanes and a tropical
storm affected the southeastern United States.   These storms
reduced the demand for cement and brought supply and demand for
cement in balance.   These storms caused a temporary disruption in
our business during the first quarter of fiscal 2005.   In addition,
rail operations were interrupted resulting in restricted delivery of
aggregates products to our distribution terminals.   This
interruption in rail service continued throughout much of fiscal 2005 and into early fiscal 2006. During the first quarter of fiscal 2006, rail transportation was once again curtailed due to a hurricane.

     In October 2005 a hurricane affected southern Florida and has caused a disruption of business during the first quarter of fiscal
2006.   After the storm, the focus in that area was on restoring
conditions rather than commencing new construction.   Rail
operations were interrupted, resulting in restricted delivery of
product to our terminals.   This interruption caused a shortage of
aggregate productions in some parts of Florida which has affected business in early fiscal 2006 in areas not affected by the hurricane. This resulted in a negative impact on sales volumes in our southern operations during the first quarter of fiscal 2006, which returned to normal levels during the second quarter.

   	Financial results will be affected by planned maintenance at the cement plant since these costs, which can be significant, are expensed in cost of sales when incurred. The Company expensed planned maintenance of $1,600,000 in the third quarter and $4,100,000 in the first nine months of fiscal 2006, as compared to $100,000 in third quarter and $2,200,000 in the first nine months of fiscal 2005. The plant was shut down for nineteen days in fiscal 2006 and twelve days in fiscal 2005 for planned maintenance.
Planned maintenance costs typically result in an overhaul to the wear parts of the major operating components. Since the cement manufacturing process is continuous, the coordination of the repair to multiple components is paramount. Items that would typically be inspected, repaired and/or replaced during an outage would include: chain and belt conveyors, idlers, rollers, mill journals, impact hammers, grinding table liners, separator blades, mill liners, bearings, fans, ductwork, airslides, grinding media, refractory, castable and shell replacement.

     Our capital expenditure program for fiscal 2006 has a budget of $250 million. Of this amount, approximately $67 million is for replacements and approximately $183 million is for new land and plants. Due to delays in commencing construction, the Company will not spend its entire capital expenditures program for fiscal 2006. The Company expects capital expenditures for the fourth quarter to be approximately $85 million.

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

Operating Results.     For the third quarter of fiscal 2006, which
ended June 30, 2006, consolidated sales increased 15.1% to $360,993,000 from $313,499,000 in the same quarter last year.

The increase in sales was due to increased revenues in all three segments. Revenues in the concrete products segments increased due to an increase in the average selling price of both ready-mix (14.2%) and block (23.0%). In addition, ready mix volumes increased 1.4% primarily as a result of an acquisition this year. Block volumes were stable. Revenues in the aggregates segment increased as a result of higher average selling prices (11.7%) and a 6.0% increase in volumes at our producing locations. The volume increases were in our southern operations except for our southern distribution terminals where volumes decreased 16.4% due to the availability of product at the distribution terminals. We had lower aggregates volumes in our northern markets of 8.5%. Revenues increased in the cement and calcium segment due to the higher prices (17.8%) partially offset by lower volumes (7.7%) primarily at our Newberry cement facility.

For the nine months of fiscal 2006, consolidated sales increased 25.0% to $1,031,332,000 from $824,992,000 for the same period last year. The increase in sales was due to increased revenues in all three segments. Revenues in the concrete products segments increased due to an increase in the average selling price of ready-mix (17.6%) and block (24.8%) and increased volumes of concrete block of 5.2% and ready-mix concrete of 9.7%. Revenues in the aggregates segment increased as a result of higher average selling prices (11.0%) and
8.0% increase in volumes.   The volume increases were from our
southern operation as volumes declined in our northern operation. The southern volumes increases were partially offset by lower sales
volumes at our southern distribution terminals.   Revenues increased
in the cement and calcium segment due to the higher cement prices (19.2%) while volumes remained stable, with cement volume increases being offset by declining volume in the calcium operations.

Gross profit for the third quarter of fiscal 2006 increased 18.9% to $121,405,000 from $102,116,000 for the same period last year.
Gross profit margin for the third quarter of fiscal 2006 increased to 33.6% from 32.6% for the same period last year. Gross profit improved in all three segments and gross profit margin improved in concrete products and cement and calcium but declined in construction aggregates. The improvement in the cement and calcium segment is due to improved pricing discussed above. In addition, the third quarter of 2006 benefited from the collection of insurance proceeds of $1,075,000 related to an equipment failure in fiscal 2005. The improvements were partially offset by higher fuel and electric costs and lower volumes. The improvement in gross profit in the concrete products segment was due to higher sales prices as discussed above and to a lesser extent, volume increases. Gross profit in the aggregates segment improved as a result of price increases and volume increase discussed above, partially offset by higher fuel, utilities, royalty and repair costs. Gross profit margin was adversely affected by these higher operating costs.
Gross profit and gross margin last year also benefited from an insurance settlement of $2,116,000 which recovered costs previously expensed. On a consolidated basis, fuel costs, including coal, increased $4,675,000, repairs and maintenance increased $2,446,000 and depreciation and amortization increased $2,165,000.

Gross profit for the nine months of fiscal 2006 increased 34.4% to $334,803,000 from $249,176,000 for the same period last year.
Gross margin for the nine months of fiscal 2006 increased to 32.5%
from 30.2% for the same period last year.   Gross profit and margin
improved in all three segments.   The improvement in the cement and
calcium segment is due to improved pricing discussed above. In addition, the third quarter of 2006 benefited from the collection of insurance proceeds of $1,075,000 related to an equipment failure in fiscal 2005. The improvements were partially offset by higher fuel and electric costs. The improvement in gross profit in the concrete products segment was due to volume improvements, which lowered the
per unit cost, and higher sales prices as discussed above.   Gross
profit in the aggregates segment improved as a result of price increases and volume increase discussed above, partially offset by
higher fuel, utilities, stripping and repair costs.   Gross profit
also benefited last year from an insurance settlement of $2,116,000 which recovered costs previously expensed. Consolidated gross profit was negatively impacted by an increase of $12,679,000 in fuel costs including coal, an increase in repairs and maintenance of $7,462,000, an increase of $4,498,000 in electric costs and an increase in risk insurance costs of $2,529,000.

Selling, general and administrative (SGA) expenses on a consolidated basis for the third quarter of fiscal 2006 increased to $32,730,000 as compared to $27,068,000 last year constituting 9.1% of sales as compared to 8.6% last year. A major portion of the dollar increase is due to profit sharing and management incentive compensation, which are both linked to earnings before income taxes and real estate gains and stock option expenses related to the adoption of
FAS 123R which increased costs by $1,315,000.    All three business
segments had an increase in SGA expenses primarily due to profit
sharing, management incentive and stock option expenses.    Without
these increased expenses, SGA expenses for each of the business
segments would have increased slightly.   For corporate overhead,
SGA expenses increased as a result of higher profit sharing, management incentive, stock option expense and professional fees. Last year SGA expenses benefited $556,000 from reimbursement of legal fees in connection with the insurance settlement discussed above and $596,000 from life insurance proceeds.

SGA on a consolidated basis for the nine months of fiscal 2006 increased to $95,694,000 as compared to $75,655,000 last year
constituting 9.3% of sales as compared to 9.2% last year.   The
increase in dollar amounts is attributable to increased profit sharing and management incentive compensation expense, stock option expense and professional fees. Stock option expenses increased costs by $3,955,000. All three business segments had an increase in SGA expenses primarily due to profit sharing, management incentive
and stock option expenses.    Without these increased expenses, SGA
expenses for each of the business segments would have increased
slightly.   For corporate overhead, SGA expenses increased as a
result of profit sharing, management incentive, stock option expense
and professional fees.   Last year SGA expenses benefited $556,000
from reimbursement of legal fees in connection with the insurance settlement discussed above and $596,000 from life insurance proceeds.

Consolidated operating profit increased to $90,296,000 in the third quarter of 2006 as compared to $76,890,000 for the same period last year. Included in operating profit are real estate gains of
$1,621,000 as compared to $1,842,000 last year.    Operating profit
for the Aggregates group increased to $31,704,000 from $31,474,000 last year. This was due to an 11.7% increase in volume and price increases offset by lower real estate gains and higher operating
expenses for higher fuel and repair costs.   The third quarter of
2006 included the real estate gains of $86,000 as compared to $1,881,000 last year. For the concrete products segment operating
profit increased to $42,953,000 from $34,847,000 last year.   This
was due to an increase in ready-mix volumes, price increases and
additional real estate gains of $1,419,000.   These increases were
slightly offset by increased fuel and SGA expenses.    For the
Cement and Calcium segment operating profit increased to $23,787,000 from $18,598,000 last year. This increase was due to higher prices partially offset by decreased volumes and increased SGA expenses.

Consolidated operating profit increased to $242,421,000 in the nine months of 2006 as compared to $179,665,000 for the same period last
year.   The nine months of last year includes the gain on the sale of a former quarry and other real estate which resulted in a pre-tax gain of $6,144,000. Gains on sale of real estate this year amounted
to $3,312,000.   Operating profit for the Aggregates group increased
to $81,756,000 from $70,944,000 last year.    This was due to an
8.0% increase in volume and price increases slightly offset by higher SGA expenses and further reduced by higher fuel and repair costs. Fiscal 2006 included real estate gains of $1,427,000 as compared to $4,256,000 last year. For the concrete products segment operating profit increased to $119,606,000 from $81,052,000 last
year.   This was due to 9.7% increase in ready-mix volumes, 5.2%
increase in block volumes, price increases and additional real
estate gains of $1,723,000.   These increases were slightly offset
by increased fuel and SGA expenses.    For the Cement and Calcium
segment operating profit increased to $64,145,000 from $45,395,000 last year. This increase was due to higher prices partially offset by increased SGA expenses.

Interest expense for the third quarter of fiscal 2006 was zero due to capitalization of interest versus expense of $532,000 for the same quarter last year. Interest expense for the nine months of 2006 decreased to $259,000 as compared to $1,386,000 for the same period
last year.   The decrease is attributable to lower secured debt
outstanding partially offset by a slight increase in average interest rates and the capitalization of $617,000 of interest this year.

Interest income for the third quarter of fiscal 2006 decreased to $685,000 as compared to $775,000 for the same quarter last year. Interest income for the nine months of fiscal 2006 increased to
$2,013,000 from $867,000 for the same period last year.   At June
30, 2006, the Company has $81,027,000 of cash and cash equivalents. As a result, interest income will continue at these levels until the cash is invested in capital expenditures or acquisitions.

Included in other income is equity in operating results of our 50%
owned joint ventures.   The equity in these ventures was a gain of
$382,000 for the third quarter of fiscal 2006 as compared to a gain of $243,000 last year. The equity in these ventures was a gain of $192,000 for the nine months of fiscal 2006 as compared to a gain of
$115,000 last year.   Other income for the nine months of fiscal
2006 also includes a gain of $2,838,000 from an exchange of real estate resulting from the settlement of a lawsuit.

Income tax expense increased $1,653,000 for the third quarter of fiscal 2006 compared to the same period last year, due to higher income before taxes and a decrease in the effective rate to 36.5%
from 36.7%.   Last year included an adjustment of $2,450,000 for tax
expense on our percentage depletion adjustment.   Likewise, income
tax expense increased $21,208,000 for the nine months of fiscal 2006 as compared to the same period last year. The effective rate for the nine months of fiscal 2006 was 36.5% compared to 36.7% in fiscal 2005.

Net earnings for the third quarter of fiscal 2006 were $58,317,000 as compared to $45,878,000 last year.

Net earnings for the nine months of fiscal 2006 were $158,142,000 as
compared to $111,105,000 last year.   Included in net earnings for
this year is the gain on sale of real estate of $3,312,000 pre-tax ($2,103,000 after tax), and other income of $2,838,000 ($1,802,000 after tax)from an exchange of real estate, as compared to gains on the sale of real estate of $6,144,000 pre-tax ($3,889,000 after tax) last year.

	Liquidity and Capital Resources.   For the nine months of
fiscal 2006, cash provided by operating activities of $191,306,000, proceeds from the exercise of stock options of $7,235,000 and proceeds from sales of assets of $6,369,000 along with cash available at the beginning of the period, funded purchases of property, plant and equipment of $106,568,000, payment of dividends of $29,531,000 and acquisitions of $44,373,000.

Operating Activities
During the nine months of fiscal 2006, cash flow provided by operations increased as compared to the same period last year primarily due to higher net income, depreciation expense, stock option expense and an increase in accounts payable, partially offset by higher inventories, accounts receivable and prepaid expenses and a reduction in deferred taxes.

Investing Activities
For the nine months of fiscal 2006, cash flow used in investing
activities was $156,723,000.   This resulted from purchases of
property, plant and equipment of $106,568,000, $44,373,000 used to purchase a quarry operation and concrete operations and $12,464,000 increase in other assets. Proceeds from sale of property, plant and equipment and other assets were $6,369,000.

Financing Activities
Cash flow used in financing activities was $22,477,000 for the nine months of fiscal 2006, primarily for the payment of dividends, partially offset by proceeds and tax benefits from the exercise of stock options.

Cash generated by operating activities is used to fund the capital expenditure program and dividend payments, and any excess cash is used to reduce revolving credit facilities or other debt obligations and then any excess is invested in short-term investments. If there is a shortfall, borrowings are made under the revolving credit facilities. Based on current expectations, management believes that its internally generated cash flow and access to existing credit facilities are sufficient to meet the liquidity requirements necessary to fund operations, capital requirements, debt service and
future dividend payments.   At June 30, 2006, there was available
$250,000,000 under a long-term revolver and $35,000,000 available under overnight lines of credit. In addition, there is approximately $29,000,000 that could be re-borrowed under insurance policies.

On July 28, 2006, the Board of Directors authorized management to begin to repurchase shares under its existing $20 million repurchase
authorization.    Through August 1, 2006, the Company had
repurchased 516,000 shares. On August 2, 2006, Florida Rock's Board of Directors approved a $180 million increase in the stock repurchase authorization. Stock repurchases under this authorization may be made from time to time through open market and privately negotiated transactions at such times and in such amounts as management deems appropriate and funded using the Company's working capital. Repurchases under this authorization will be made in compliance with the rules of the Securities and Exchange Commission. The stock repurchase authorization may be limited or terminated at any time by the Board of Directors without prior notice, and Florida Rock has no obligation to make any repurchases under the authorization.

Working capital at June 30, 2006 was $152,230,000 as compared to $121,545,000 at September 30, 2005.

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

On August 2, 2006, the Company's independent directors approved a 50-50 real estate joint venture with a subsidiary of Patriot ("FRP") to develop approximately 4,300 acres of land near Brooksville,
Florida.   Under the terms of the joint venture, the Company will
contribute 841 acres owned by the Company, including a recently acquired 288 acre parcel. The Company also will contribute its leasehold interest in 3,443 acres that it leases from FRP under a long-term mining lease.

FRP will contribute its fee interest in the 3,443 acre parcel. FRP also will reimburse the Company for one-half of the acquisition costs (approximately $3 million) of the recently acquired 288 acre parcel. The joint venture will be jointly controlled by the Company and FRP, and all future capital contributions and distributions will be made on a 50-50 basis.

Management believes that both the Company and FRP ultimately will realize greater value from development of the Brooksville property
rather than continued mining.    At present, the Company mines high
calcium content limestone on this property that is ground for use in animal feed (although the limestone also is suitable for other purposes). The agreement will permit continued mining and operation of the calcium plant on a portion of this property for at least the next 15 years.

The property does not yet have the necessary entitlements for real estate development. Approval to develop real property in Florida entails an extensive entitlements process involving multiple and overlapping regulatory jurisdictions and often requiring discretionary action by local governments. This process is time-consuming and often political, and the outcome is inherently uncertain. The Company currently expects that the entitlement and development process may take several years to complete.

In addition, the independent directors of the Company also approved certain lease extensions with FRP on the Company's corporate headquarters in Jacksonville, the Astatula and Marion Sand properties (sand mines) and with respect to 2500 acres of the Grandin mining property (sand mine).

	Outlook. In our markets commercial and infrastructure spending remain strong. Residential demand is clearly on the decline. July pricing improvements have again been effected in most markets albeit in the face of more resistance than we experienced six months and a year ago. We expect that the decline in residential construction could continue beyond the current year. The growth in the commercial and infrastructure is not expected to offset fully the decline in residential construction.

For further discussion of the issues surrounding the Miami quarry, refer to Note 13 to the Condensed Consolidated Financial Statements.

For our cement grinding and import facilities, our purchases are under a three year contract that expires at the end of 2006. Currently the purchases are at prices below the current spot prices
for the product.   The prices paid upon the expiration of the
contract will depend on market prices at that time for the product and shipping rates. It is currently estimated that the prices paid could increase $12-15 million in fiscal 2007.

	Forward-Looking Statements.   Certain matters discussed in this
report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ
materially from those indicated by such forward-looking statements. These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources, and competition and may be indicated by words or phrases such as "anticipate," "estimate," "plans," "project," "continuing," "ongoing," "expects," "contemplates," "management believes," "the Company believes," "the
Company intends," and similar words or phrases.   The following
factors are among the principal factors that could cause actual results to differ materially from the forward-looking statements: whether we will be permitted to continue to mine at our Miami quarry after an adverse court ruling in March invalidating our permit; availability and terms of financing; the weather; competition;
levels of construction activity in the Company's markets; cement shipments and availability; fuel and electric costs; transportation costs; inflation; quality and quantities of the Company's aggregates reserves; residential and nonresidential construction; public spending for federal highways and infrastructure; governmental regulations; ocean shipping rates; and management's ability to determine appropriate sales mix, plant location and capacity utilization.

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

As of June 30, 2006, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company's internal controls over financial reporting during the first quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II OTHER INFORMATION

Item 1.  Legal Proceedings

On March 22, 2006, the United States District Court for the Southern District of Florida ruled that the mining permit issued for the Company's Miami quarry, as well as several permits issued to competitors in the same region, had been improperly issued. The Court remanded the permitting process to the U.S. Army Corps of Engineers for further review and consideration. The Company expects mining to be unaffected pending further court order following an evidentiary hearing which began on June 13, 2006. The Court has not issued any rulings as to the remedy, it intends to order at the conclusion of these proceedings, which now appear will continue until at least the end of August.

The Court's ruling affects most of the twelve mining permits issued for Florida's Lake Belt region. The Company holds one of the twelve permits. In 1997, the Florida Legislature adopted the Miami-Dade County Lake Belt Plan, covering an approximately 57,515-acre area west of Miami and east of Everglades National Park. Among other purposes, the Lake Belt Plan was developed to maximize efficient recovery of limestone while promoting the social and economic welfare of the community and protecting the environment. In 2002, the U.S. Army Corps of Engineers issued ten permits that collectively authorize dredging 5,409 acres of wetlands in the Lake Belt for mining-related purposes while requiring the permit holders to pay mitigation fees to fund the acquisition and restoration of approximately 7,500 acres in the Everglades.

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

For the nine months ended June 30, 2006, the Company sold 2,970,000 tons of aggregates from the Miami quarry, generating $29,931,000 in revenues. A significant portion of this volume is shipped by rail to Central and Northeast Florida and used in the Company's concrete production facilities in Southeastern Florida, Central Florida, Tampa and Jacksonville. The Company's Miami quarry employs 98 persons and has property, plant and equipment of approximately $54,062,000 of which $21,523,000 is land.

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

The Company believes that a court order enjoining mining would have a serious adverse impact on the South Florida mining industry and its thousands of workers adversely affect the Florida economy and construction industry and possibly lead to cancellation or postponement of important public projects.

The Company cannot yet assess the impact of this ruling because the Company does not yet know:

*	whether mining will be interrupted pending reconsideration of the permit by the Corps of Engineers;

*	whether the Company's permit will be reissued by the Corp of
Engineers.

*	whether competitors who mine in the Lake Belt will be enjoined from mining or will have their permits reissued; and

*	whether the sharp price increases that would result from the inability to mine in the Lake Belt would lead to cancellation of planned public projects and commercial and residential construction projects in the Company's markets.

The Company is developing contingency plans in the event of a temporary or permanent mining shutdown in the Lake Belt region. The Company's Ft. Myers quarry has adequate reserves and plant capacity (via a second shift) to replace the volume provided by our Miami quarry, but transporting aggregates to many of the markets currently served by the Miami quarry would require utilization of truck transportation, due to the absence of adequate rail service from Ft. Myers. The Company is uncertain whether the market could supply sufficient truck transportation to get Ft. Myers aggregates to all of the markets currently being served with Florida Rock Miami aggregate. Even if truck transportation is available, the transportation cost via truck would be substantially higher and possibly prohibitive to some markets. Likewise, the Company would expect time delays of one year or more to ramp up the Ft. Myers quarry to the full second shift and some increased inefficiency inherent in such a 24 hour operation.

If mining was suspended or discontinued, the Company would need to determine if the value of the assets or land had been impaired. The recovery of our investment would be dependent upon alternative uses for the assets currently employed at Miami and cannot be estimated at this time.

Samples of crushed material from the New Brunswick, Canada quarry operated by our 50% subsidiary, Jamer Materials, Ltd., have been found to contain elevated levels of naturally occurring arsenic. Prior to discovery of this issue, a nearby landowner used some of this material as fill material on a site near a stream that leads to the local water supply. The Company does not believe that the material poses a risk to human health, but management will continue to monitor the situation as circumstances merit. The Canadian environmental authorities have ordered that the material be removed from our neighboring landowner's site. We estimate the cost of removal to be $685,000, and management estimates that approximately 44% of the material has been removed. Management does not expect this matter to have a material adverse effect on the Company's operating results or financial condition.

The Company has been named as one of numerous defendants in a lawsuit filed in Broward County, Florida, by 61 plaintiffs alleging
personal injuries arising from silicosis.   The lawsuit asserts that
the Company and various other mining companies named in the complaint (along with other defendants) are liable for negligence
under a number of theories.   The complaint was served upon the
Company on March 27, 2006. Since the filing, many cases have been voluntarily dismissed so that out of the original 61 plaintiffs, only 13 remain as to the Company. Thus far, none of the verified worksheets identifies Florida Rock in connection with claimed loss. The case is in the early pleading stages, but management does not expect this matter to have a material adverse effect on its financial position or results of operations.

As previously reported, on May 1, 2006, the Company received a Notice of Potential Liability from the U.S. Environmental Protection Agency, addressed to the Company's subsidiary, Florida Cement, Inc., relating to the disposal of cement kiln dust at the Jernigan Trucking Dump Site in Hillsborough County, Florida during the 1970s. The Company acquired Florida Cement, Inc., from Lafarge North America, Inc., in 2003. On June 27, 2006, the EPA notified the potentially responsible parties that it had determined based on available information, that Lafarge North America (rather than Florida Cement) is the proper cement company to be listed as a potentially responsible party. Accordingly, the Company believes that this matter has been resolved.


Item 6.  Exhibits

The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page 31 this Form 10-Q.



                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 2, 2006                   FLORIDA ROCK INDUSTRIES, INC.


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
	FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

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