Form 10-K
period 2006-09-30
FLORIDA ROCK INDUSTRIES INC
filed 2006-12-08
CIK 37651

UNITED STATES
 	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549
	FORM 10-K

	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended September 30, 2006

	FLORIDA ROCK INDUSTRIES, INC.

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

Indicate by check mark if the registrant's a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes X   No___

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 to Section 15(d) of the Act.   Yes     No X_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an
accelerated filer, or a non-accelerated filer.   See definition of an
accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange
Act.
Large accelerated filer   X 	Accelerated filer ____
Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined
by Rule 12b-2 of the Act).           Yes    No  X _

At March 31, 2006 the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $2,866,750,844. As of such December 1, 2006 there were 65,809,776 shares of the registrant's Common Stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Florida Rock Industries, Inc. 2006 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Florida Rock Industries, Inc. Proxy Statement are incorporated by reference into Part III.



                                    PART I

Preliminary Note: In this Form 10-K, the terms "Company," "Florida Rock", "we" and "our" collectively refer to Florida Rock Industries, Inc., and its subsidiaries.

Item 1.  BUSINESS.

Florida Rock Industries, Inc., was incorporated in Florida in 1945, but its predecessor company began business in 1929.

We are principally engaged in three business segments:  construction
aggregates, concrete products and cement and calcium products.   Our
construction aggregates segment mines, processes, distributes and sells sand, gravel and crushed stone. Our concrete products segment produces and sells ready mix concrete, concrete block, prestressed concrete beams and precast concrete and sells other building materials. Our cement and calcium products segment produces and sells Portland cement and masonry cement, imports, grinds, blends and sells cement and slag, and produces and sells calcium products.

Our principal markets are the southeastern and mid-Atlantic states, and a substantial amount of our sales are within the state of Florida. Nearly all of our sales are to the construction industry, although we do sell our calcium products to the animal feed, plastics, paint and joint compound industries. Our business is directly affected by the factors that influence the construction industry, including interest rates, consumer confidence, availability of construction financing, other construction projects, government appropriations for construction, construction demand, labor relations in the construction industry, energy shortages, material shortages, weather, climate, and other factors affecting the construction industry in general.

We incorporate into this Item 1 the following information from the 2006 Annual Report to Shareholders attached as Exhibit 13:

  - the information under the caption "Operating Review" on pages 5 and 6 of the 2006 Annual Report to Shareholders; and
  - the business segment information in Note 14 of the Notes to Consolidated Financial Statements in the 2006 Annual Report to
Shareholders.

Our Construction Aggregates Segment.

Construction Aggregates.   Our construction aggregates segment operates
plants in multiple states:

                Crushed     Base Rock  Sand, Gravel and   Distribution
             Stone Plants    Plants    Industrial Sand      Terminals

Florida           3             2                10                 3
Georgia           7                               3                 2
Tennessee         1
Alabama           1                               1
Maryland          2                               2                 5
Virginia          2                               2                 2
Illinois          1
Kentucky          1
Louisiana                                                           1
Canada            1

Note: Chart includes one joint venture crushed stone plant in Georgia and one joint venture crushed stone plant in Canada.

Our aggregates segment sells through 13 aggregates distribution terminals in Florida, Georgia, Virginia, Maryland, Delaware, Washington D.C., Louisiana and one terminal(through a joint venture) in New York.

During fiscal 2006 we produced and shipped 44.7 million tons of
construction aggregates.   Currently, we have 2.5 billion tons of
[permitted] reserves.

We sell construction aggregates throughout most of Florida, except that
in Florida's panhandle region we sell only in Pensacola.   In Georgia we
primarily serve the regional construction markets around Griffin, Macon, Columbus, Rome and the southern and western portions of the Atlanta market and all of South Georgia. In Virginia we primarily serve the Richmond, Norfolk, Virginia Beach, Williamsburg and Northern Virginia markets. Our principal markets in Maryland and Delaware are the greater Baltimore area, Frederick, Montgomery, Harford and Cecil Counties, the Eastern Shore of Maryland and south central Delaware. We serve the Auburn and Mobile areas in Alabama and the Chattanooga area in Tennessee. The principal markets for our Illinois and Kentucky quarries are cities on the Ohio and Mississippi River.

The geographic reach of our aggregates markets is inherently limited by transportation costs from our quarries. We ship construction aggregates by truck (the most expensive mode of transport), rail and barge (the least expensive mode). In Florida and Georgia we ship by rail and truck. In Virginia and Maryland we serve the regional construction markets around Richmond, Virginia and the greater Baltimore area by truck; and our marine division ships materials by barge throughout the Chesapeake Bay area, along the James River between Richmond and Norfolk, to Virginia Beach and as far north as Woodbridge, Virginia on the Potomac River and to Washington D. C. on the Anacostia River. We ship aggregates from our Illinois and Kentucky quarries by barge and truck. One joint venture sells products by ship from Canada into New York, South Carolina, Georgia and Florida.

Our concrete products segment is the largest single customer of our aggregates segment. In fiscal 2006 the concrete products segment purchased approximately 39% of its requirements of coarse aggregates and 75% of its sand requirements from the aggregates division. The remaining aggregates were purchased from other suppliers whose geographic locations coupled with transportation costs make it more economical to supply
certain of the Company's plants.   At the present time there is an
adequate supply of construction aggregates in the areas in which our concrete operations are located.

Our Concrete Products Segment.

Our concrete products segment manufactures and markets ready mixed concrete, concrete block, precast and prestressed concrete. It also markets other building materials. Our concrete operations serve most of Florida (except the panhandle area); southern and southwest Georgia; the greater Baltimore, Maryland area; Washington, D.C.; and in Virginia, northern Virginia as well as Williamsburg, Hampton-Newport News, the Richmond-Petersburg-Hopewell area and the Norfolk/Virginia Beach area.

Since ready mixed concrete hardens rapidly, delivery is time constrained and generally confined to a radius of approximately 20 to 25 miles from the producing plant.

Based on current operating schedules the annual capacity at our 13 operating concrete block plants is approximately 95 million 8x8x16 equivalent units of concrete block.

At most of our Florida and Georgia concrete facilities, we purchase and resell building material items related to the use of ready mixed concrete and concrete block.

We produce prestressed concrete products for commercial developments and bridge and highway construction in Wilmington, North Carolina. We produce precast concrete lintels and other building products in Kissimmee, Florida.

Our Cement and Calcium Products Segment.

Our Newberry, Florida cement plant produces portland and masonry cement which we sell in both bulk and bags to the concrete products industry. Our Brooksville, Florida plant produces calcium products for the animal
feed, paint, plastics and joint compound industries.   Our Tampa facility
imports cement and slag. We resell some of the imported cement and either blend, bag or reprocess the balance of the cement into specialty
cements which are then sold.   We grind and sell the slag in blended or
unblended form.   Our Port Manatee, Florida plant imports clinker that we
grind into bulk cement and sell.

Our concrete products segment is the largest single customer of our cement segment. In fiscal 2006, our cement segment supplied approximately 43% of the cement used in its operations. While we purchased cement from eight outside suppliers, two outside companies supplied approximately 50% of the cement used by our concrete products segment.

We believe that the cement demand in our markets will continue to outpace domestic production capacity. Accordingly, we are doubling the production capacity at our Newberry facility. Construction began on this project in fiscal 2006 and is expected to be completed in late fiscal 2008 or early fiscal 2009.

Competition.

Each of our segments operates in a highly competitive industry. Because of the relatively high transportation costs associated with our products, the level of competition in each market is heavily influenced by the distance from production facilities to markets served and the availability of cost-effective rail and barge transportation. In addition, our concrete products compete with other building materials such as asphalt, brick, lumber, steel and other products. We believe that price, plant location, transportation costs, service, product quality and reputation are the major factors that affect competition within a given market.

Backlog.

We do not believe that backlog information accurately reflects anticipated annual revenue or profitability from year to year.


Environmental Regulation.

Our operations are subject to and affected by federal, state and local laws and regulations relating to the environment, health and safety and
other regulatory matters.   Certain of our operations may from time to
time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Environmental operating permits are required for certain of the Company's operations and such permits are subject to modification, renewal and revocation.

We regularly monitor and review our operations, procedures and policies
for compliance with these laws and regulations.   Despite these
compliance efforts, the risk of environmental liability is inherent in
the operation of our businesses.   Such regulations have not had a
material adverse impact in recent years and are not expected to have a material adverse effect on our capital expenditures or operating results
over the next year.   However, there can be no assurance that
environmental liabilities or subsequent changes in environmental regulations will not have a material adverse effect on the Company in the
future.   Additional information concerning environmental matters is presented in Item 1A "Risk Factors" and Item 3 "Legal Proceedings" of this Form 10-K and such information is incorporated herein by reference.

Employees.  We employed 3,464 persons at September 30, 2006.

EXECUTIVE OFFICERS OF THE COMPANY
Name                     Age         Office              Position Since
Edward L. Baker          71	Chairman of the Board        May 1989
John D. Baker II         58	President and Chief          February 1996
                                  Executive Officer
John D. Milton, Jr.      61	Executive Vice President,    January 2001
                                  Treasurer and Chief
                                  Financial Officer
C. J. Shepherdson        91	Vice President               September 1972
Thompson S. Baker II     48	Vice President               August 1991
George J. Hossenlopp     63	Vice President               May 2002
Clarron E. Render, Jr.   64	Vice President               August 1991
Wallace A. Patzke, Jr.   59	Vice President, Controller   August 1997
                                  and Chief Accounting Officer
H. W. Walton             61	Vice President,Environment,  September 2004
                                  Safety,Health and
                                  Organizational Development
Scott L. McCaleb         54	Vice President, Corporate    December 2002
		Development
Michael P. Oates         46	Vice President, Human        February 2006
                                  Resources
Barbara C. Johnston      53	Secretary, General Counsel   July 2006
John W. Green            54	Assistant Secretary          October 1988


George J. Hossenlopp has held various positions with us since February
1980.   Immediately prior to assuming his current office, he was division president for concrete operations in the Richmond-Tidewater areas of Virginia.

H. W. Walton has been employed with us in various positions since August
1985.   Most recently, he served as Vice President, Human Resources and
Quality from May 2001 to September 2004.

Scott L. McCaleb has held various positions with us since June 1994. From January 2000 to December 2002 he served as Director of Corporate Development.

Michael P. Oates joined the Company in September 2004 as the Director of
Human Resources.   Prior to joining the Company, he was with CSX from
August 2003 to September 2004 as Director of Labor Relations and prior to joining CSX, he was a partner in the law firm of Hunton & Williams, based in Richmond, Virginia, and practiced labor and employment law.

Barbara C. Johnston joined the Company in July 2006 as Secretary and General Counsel. Prior to joining the Company, she was a partner in the law firm of McGuireWoods where she practiced corporate law and served on the firm's Board of Partners.

All other officers have been employed by the Company in their respective positions for the past five years.

Edward L. Baker and John D. Baker II are brothers. Thompson S. Baker II is the son of Edward L. Baker.

All executive officers of the Company are elected by the Board of Directors.

Item 1A. Risk Factors.

Our future results may be affected by a number of factors over which we have little or no control. The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and growth outlook. Additional risks not currently identified or known to us could also negatively impact our business or financial results.

This Form 10-K and other written reports and oral statements made from time to time by us contain statements which, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of federal securities law. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and are based on assumptions that we believe in good faith are reasonable, but which may be materially different from actual results. Investors can identify these statements by the fact that they do not relate only to historic or current facts. The words "anticipate," "believe," "estimate," "expect," "forecast," "intend," "outlook," "plan," "project," "scheduled," and similar expressions in connection with future events or future operating or financial performance are intended to identify forward-looking statements. Any or all of our forward-looking statements in this Form 10-K and in other publications may turn out to be wrong.

Statements and assumptions on future revenues, income and cash flows, performance, economic trends, the outcome of litigation, regulatory compliance, and environmental remediation cost estimates are examples of forward-looking statements. Numerous factors, including potentially the risk factors described in this section, could affect the outcome of our forward-looking statements.

Factors that we currently believe could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set out below. In addition to the risk factors described below, we urge you to read our Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Annual Report to Shareholders.

Our business faces many competitors in our markets.    We operate in a
highly competitive environment.   Our competition ranges from large
public and private companies to independent and local aggregate producers
and ready mix manufacturers.   Many factors affect the competitive
environments in our markets, including the number of competitors in the market, the pricing policies of those competitors, the financial strength of those competitors, potential product substitutes, the total production capacity serving the market, the barriers that potential competitors face to enter the market, the proximity of natural resources to the market, as well as economic conditions and product demand within the market. Such factors come together in each of our markets in varying ways, sometimes in ways that adversely impact demand for our products and our results of operations.

Our business is dependent on the cyclical construction industry.
Substantially all of our sales are to the construction industry.   Our
results depend heavily on residential, commercial and infrastructure construction activity and spending levels in our markets. The construction industry in our markets tends to be cyclical. Construction activity and spending levels vary across our markets and are influenced by interest rates, inflation, consumer spending habits, demographic shifts, environmental laws and regulations, employment levels and the availability of funds for public infrastructure projects. Economic downturns may lead to recessions in the construction industry, either in individual markets or nationally. A reduction in construction activity
in our markets can result in reduced revenues and profitability.   Since
our industry is capital intensive a large portion of our costs are fixed. As sales volumes decrease, our operating profit margin will decrease due to this fixed cost component except to the extent we are able to increase prices or reduce costs.

Our results vary depending on levels of infrastructure and other public
construction.   During fiscal 2006, 20 to 30% of our sales were from
public works projects related to roads, highways and bridges.   Any
significant loss of funding or decrease in state and federal funding of these projects could have a significant effect on our volumes, sales and profitability.

Our operations are heavily concentrated in the state of Florida.   During
fiscal 2006, 65.6% of our sales were within the state of Florida. As a result, fluctuations in the rate of growth in Florida can have a
significant impact on our profitability.      During fiscal 2006,
approximately 40-50% of our business in Florida related to residential construction. Future results are likely to be significantly influenced by the level of homebuilding activity in Florida.

Fluctuation in interest rates and consumer confidence affect the construction industry. Increases in interest rates and declines in consumer confidence may reduce residential and commercial construction activity, which could reduce our sales, volumes and profitability.

Adverse weather lessens demand for our products, which is seasonal in many of our markets. The aggregates and concrete products business is conducted outdoors. Construction activity, and thus demand for our products, decreases substantially during periods of cold weather or when heavy or sustained rains fall. Our operations are seasonal, with sales generally peaking during the third and fourth quarters of our fiscal year because of normally better weather conditions. However, high levels of rainfall can adversely impact our operations during this period as well.
 Adverse weather conditions can reduce our revenues and profitability if they occur with unusual intensity, during abnormal periods, or last longer than usual in our major markets, especially during peak construction periods. Severe weather such as hurricanes or tropical storms can damage our facilities, resulting in increased repair costs and business disruption.

Our business is capital intensive, resulting in significant fixed costs. The cost to acquire reserves and to construct and operate our plants is
very expensive.   A significant portion of our costs are fixed expenses
due to the capital intensive nature of the industry.   As a result,
volume changes will have a significant impact on our operating profit
percentage and absolute dollars of profit.   The capital intensive nature
of our business also requires us to have significant liquidity and / or access to credit facilities and to reinvest a significant portion of our cash flow.

To operate our business we consume large amounts of electricity and
diesel fuel which are subject to price fluctuations and shortages.   We
consume significant amounts of electricity, diesel fuel and natural gas
in our production and distribution process.   The price and availability
of energy are subject to political, economic and market factors that are generally outside our control. The supply and price of these products can be affected by hurricanes and tropical storms, particularly in the
Gulf Coast region.   Fluctuations in the prices of these commodities and
disruptions in supply can have a significant impact on our operations.

Changes in the cost or availability of raw materials supplied by third parties may adversely affect our operating and financial performance. We generally maintain our own reserves of aggregates that we use to manufacture our products. We also produce a significant amount of the cement that we use in our concrete business. We do depend on third parties to supply us with aggregates and cement in some regions. For example, our Northern Concrete operations purchase all of their cement from third parties. We may in the future be unable to secure an economical source of supply due to any number of factors, including limited supplies, increased demand in domestic or international markets and limited transportation facilities. If this happens, our costs to procure these materials may increase significantly or we may be obliged to procure alternatives to replace these materials.

Our long-term success is dependent upon securing and maintaining
aggregate reserves in growth markets.   Construction aggregates are
expensive to transport and often must be supplied from local quarries.
New aggregate sites may take several years to permit.   Therefore, it is
important to develop and maintain long-term reserves in growth markets. Our strategy is to secure additional land and permits in target markets where possible, and to develop the distribution network to transport aggregates by truck, rail and water in order to maintain economic sources of supply. As urban sprawl continues, it reduces the opportunities for locating long-term reserves and increases the opportunity for community opposition to new and existing operations. As communities grow, existing quarry locations may be depleted, or quarry production may be restricted by additional regulation and some of the most attractive sites for new quarries may be used for other building, or may be difficult to permit for quarrying.

Our long-term success is dependent on securing and maintaining mining permits. Tighter land use or zoning restrictions affecting existing quarry permits or making new quarry permits more difficult to obtain could also restrict our ability to conduct our businesses economically. Legal challenges to existing permits could restrict our ability to utilize existing quarry reserves. As discussed in Legal Proceedings, earlier this year, a court ruled that our quarry permit for South Florida's Lake Belt region was invalid. An adverse ruling on continued mining in this area of Florida could reduce future earnings, require us to take a charge related to the impairment of the value of the related assets and would disrupt, at least temporarily, our sources of aggregates supply in certain Florida markets.

Our future growth is also partially dependent on acquiring other business
in our industry and integrating with our existing operations.   As a
result of the limited opportunities to establish new quarries, expansion of our business is dependent in part on acquisition of existing businesses that own aggregate reserves. Our future results will be dependent in part on our ability to successfully integrate these businesses into Florida Rock.

Our products are shipped by rail, truck, barge or ship, usually by third
parties.   Significant delays, availability of transportation or
fluctuations in cost can materially affect our business.   Delivery of
our product is via truck, rail or barge and primarily by third party
providers.   The cost of these services is outside our control and can
cause our products to have a competitive disadvantage.   The timing of
delivery is outside our control and distribution of our product is
subject to interruption of rail and barge service.   Additionally,
unfavorable weather conditions can cause interruption in the delivery of our product, especially by rail and barge. If we are unable to ship our products as a result of the railroads or shipping or trucking companies failing to operate or if there are material changes in the cost or availability of rail, shipping or trucking services, we may not be able to arrange alternative and timely means to ship our products, which could lead to interruptions or slowdowns in our businesses.

Our future is dependent on attracting and retaining qualified personnel. The ability to attract, develop and retain our qualified work force is a
significant factor in our success.   The competition for our work force
is high.   Our success in attracting and retaining our work force is
dependent on the availability and skills of our workers in our markets, the availability of other jobs in our markets and the ability to offer competitive salary and benefit packages.

Changes in legal requirements and governmental policies concerning zoning land use, environmental and other areas of the laws and litigation to
these markets, impact our business.   Our operations expose us to the
risk of material environmental liabilities.   Our operations are affected
by numerous federal, state and local laws and regulations related to
zoning, land use and environmental.   Despite our compliance efforts
there is the inherent risk of liability in the operation of our business
especially from an environmental standpoint.   These potential
liabilities could have an adverse impact on our operations and profitability. Our operations require numerous governmental approvals and permits, which often require us to make significant capital and maintenance expenditures to comply with zoning and environmental laws and regulations. Stricter laws and regulations, or stricter interpretation of existing laws or regulations, may impose new liabilities on us, require additional investment by us in pollution control equipment, or impede our opening new or expanding existing plants or facilities.

Occupational health and safety risks and regulation may have an impact on future productivity and financial performance. Our operations involve risk of manufacturing accidents, storage tank leakage, accidents from the operation of mobile equipment and manufacturing machinery, and exposure to dust, silica, asbestos, arsenic and other naturally occurring
elements.   These operating risks can cause personal injury and property
damage.   These risks can have an adverse effect on productivity and profitability at an operating location.

Litigation could affect our profitability.	The nature of our business
exposes us to various litigation matters including product liability claims (including product liability claims relating to prestress beams), employment, health and safety matters, environmental matters, regulatory and administrative proceedings, governmental investigations, tort claims and contract disputes. We contest these matters vigorously and make insurance claims where appropriate. However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of existing or future litigation. Although we make accruals as we believe warranted, the amounts that we accrue could vary significantly from any amounts we actually pay due to the inherent uncertainties in the estimation process.

Our charter, bylaws and shareholder rights agreement contain anti-takeover provisions that may hinder a takeover or negatively affect our stock price. Our articles of incorporation, bylaws and shareholder rights agreement contain several provisions that may make it more difficult and expensive for a third party to acquire control of us without the approval of our Board of Directors. Our articles of incorporation and bylaws contain provisions dividing our Board of Directors into three classes of directors serving three-year terms and providing that directors may only be removed for cause. Our articles of incorporation also provide that our shareholders can take action only at a duly called annual or special meeting of shareholders and require a supermajority vote to approve certain matters.

Our shareholder rights plan is designed to guard against coercive or unfair tactics to gain control of us. The rights will cause substantial dilution to any person or group who attempts to acquire a significant amount of common stock without approval from our Board of Directors. Because we can redeem the rights, the rights will not interfere with a merger or other business combination approved by our Board.

Available Information

We maintain an Internet address at www.flarock.com. We make available free of charge through our Internet web site this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, if any, filed or furnished pursuant to
Section 13(a) or 15(d) of the Exchange Act.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers, and employees as well as a Financial Code of Ethical Conduct, both of which are available on our website. We intend to disclose on our Internet web site any waivers of or amendments to these codes as they apply to our directors and executive officers.

Each of the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee of our Board of Directors has adopted a written charter addressing various issues of importance relating to each committee, including the committee's purposes and responsibilities, an annual performance evaluation of each committee, and similar issues. We have also adopted a set of Corporate Governance Guidelines to address issues of fundamental importance relating to the corporate governance of the Company, including director qualifications and responsibilities. These Corporate Governance Guidelines, and the charters of each of these committees, are available on our website.

We will make paper copies of our filings with the SEC, our Code of Business Conduct and Ethics, our Financial Code of Ethical Conduct, our Corporate Governance Guidelines and the charters of key board committees, available to our shareholders free of charge upon request by writing to:
Florida Rock Industries, Inc., Attn: Corporate Secretary, 155 E. 21st Street, Jacksonville, Florida 32206.

Our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are required to file with the SEC each quarter and each year certifications regarding the quality of the Company's public disclosure of its financial condition. The annual certifications are included as Exhibits to this Annual Report on Form 10-K. Our Chief Executive Officer is also required to certify to the New York Stock Exchange each year that he is not aware of any violation by the Company of the New York Stock Exchange corporate governance listing standards.


Item 1B. Unresolved Staff Comments.

None.

Item 2.  PROPERTIES.

Our principal properties are located in Florida, Georgia, Tennessee, Alabama, North Carolina, Virginia, Washington, D.C., Maryland, Kentucky, Illinois and Delaware. The following table summarizes our principal construction aggregates production and cement and calcium production facilities and estimated reserves at September 30, 2006.

                          Tons        Tons of
                       Delivered in  Estimated  Approximate
                        Year Ended    Reserves     Acres
                         9/30/06      9/30/06   (L-Leased)(a)     Lease
                        (000's)       (000's)    (O-Owned)     Description
Three crushed stone
 plants in Florida
 located at Gulf
 Hammock (which also
 produces agricultural
 limestone), Ft. Myers
 (which also produces
 baserock), and Miami                                           3 leases
 (which also produces                               L- 4,438    expiring from
 baserock)                   8,758      170,000     O- 8,964    2010 to 2046

Seven crushed stone plants
 in Georgia located at
 Griffin, Forest Park,
 Macon, Tyrone, Columbus,
 Six Mile and Paulding
 County, one crushed stone
 plant located near
 Auburn, Alabama, one
 crushed stone plant located
 in Chattanooga, Tennessee,
 one crushed stone plant
 located in Golconda,
 Illinois and one crushed                                       13 leases
 stone plant in Grand                               L- 3,163    expiring from
 Rivers, Kentucky           14,175      767,000     O- 2,866    2014 to 2079

Two crushed stone plants
 located at Havre de Grace
 and Frederick, Maryland,
 two located near Richmond,
 Virginia and one joint
 Venture plant in Charlotte                                     2 leases
 County, New Brunswick                              L-   356    expiring
 Canada                      7,560      314,000     O- 1,730    2008

Two baserock plants                                             3 leases
 located at Ft. Pierce                                          expiring
 and Sunniland, Florida        928       15,000     L-11,795    2007 to 2054









                             Tons        Tons of
                         Delivered in  Estimated  Approximate
                          Year Ended    Reserves     Acres
                           9/30/06      9/30/06   (L-Leased)(a)     Lease
                           (000's)       (000's)    (O-Owned)     Description

 Nine sand plants located
 at Keystone Heights,
 Astatula, Lake County,
 Marion County (two
 locations), Keuka,
 Grandin, LaBelle and
 Lake Wales, Florida;
 three sand plants located
 at Albany, Leesburg and
 Bainbridge, Georgia;
 two sand and gravel plants
 located at Goose Bay and
 Leonardtown, Maryland, and
 two sand plants at Charles
 City, Virginia and one sand                                    20 leases
 and gravel plant at Atmore,                         L- 15,892  expiring from
 Alabama                    14,008      393,000      O-  4,853  2006 to 2058

 The Company has a Portland
 cement plant located at
 Newberry, Florida, one fine
 grinding plant located at
 Brooksville, Florida, a cement
 grinding plant at Port Manatee,
 Florida and a cement grinding                                  1 lease
 and blending plant at Tampa                                    expiring in
 Florida                     2,620      140,000      L- 1,227   2046


Future reserves:
 Sand:
 Polk County, Florida                    22,100      O-   463
 Putnam County, Florida                 138,600(b)   O- 1,161
 Limerock:
  Newberry, Florida                      69,400(b)

Crushed Stone:
 Muscogee County, Georgia                33,300(b)
 Havre de Grace, Maryland(c)            121,600(b)
 Medford, Maryland                       40,000      O-   268
 Port Deposit, Maryland (c)             185,700      O-   437
 Ft. Myers, Florida (c)                 133,000(b)
 Collier County, Florida                 29,500      O- 1,403
 Miami, Florida                         103,000(b)




(a) Leased acreage includes all properties not owned as to which we have at least the right to mine construction aggregates for the terms specified.

(b)   Acres are included in the first line of the above table.

(c) All the required zoning or permits for these locations have not yet been obtained.

We operate thirteen construction aggregates distribution terminals located in Florida (three), Georgia (two), Maryland (three), Virginia (two), Delaware
(one), Louisiana (one) and Washington D. C. (one) comprising approximately 168 acres, of which the Company owns 154 and leases 14 acres.

We own 100 sites and lease 25 sites used in our ready mixed concrete, concrete block and prestressed concrete plants in Florida, Georgia, North Carolina, Virginia and Maryland aggregating approximately 972 acres. Of these acres we own 880 acres and lease 92 acres. The lease terms vary from month-to-month to expiring in 2019.

We lease administrative office space in Springfield, Virginia, and we own
administrative offices in Richmond, Virginia.   In addition, we own
approximately 14 acres in Maryland which are used for shop facilities.   We own
6,340 acres in Suwannee and Columbia counties in Florida that we hold for
investment.   Currently, we operate a hunting lodge on this property that we use for business entertainment.

On October 4, 2006, we entered into a Joint Venture Agreement with a subsidiary
of Patriot Transportation Holding, Inc. (FRP).   The Joint Venture Agreement
establishes a real estate joint venture to develop approximately 4,300 acres of
land near Brooksville, Florida.   FRP contributed to the joint venture its fee
interest in approximately 3,500 acres that we leased from FRP.   We will
continue to mine the property and pay royalties to FRP for as long as mining
does not interfere with the development of the property.   The property does
not yet have the necessary entitlements for real estate development.   Approval
to develop real property in Florida entails an extensive entitlements process involving multiple and overlapping regulatory jurisdictions and the outcome is
inherently uncertain.   We currently expect that the entitlement process may
take several years to complete.

We own certain other properties which are summarized as follows:

                                                            Approximate
          Type Property (1)               State                Acres

       Industrial/Commercial            Virginia                 98
       Industrial/Commercial            Florida                  22
       Industrial/Commercial            Maryland                904
       Industrial/Commercial            North Carolina           27

(1) The properties owned are grouped by current or proposed use. Such use may be subject to obtaining appropriate rezoning, zoning variances, subdivision approval, permits, licenses, and complying with various zoning, building, environmental and other regulations of various federal, state, and local authorities.



At September 30, 2006 certain property, plant and equipment with a carrying value of $3,020,000 were pledged to secure industrial development revenue bonds and certain other notes and contracts with an outstanding principal balance totaling $19,427,000 on such date.

Item 3.  LEGAL PROCEEDINGS.

On March 22, 2006, the United States District Court for the Southern District of Florida ruled that the mining permit issued for our Miami quarry, as well as several permits issued to competitors in the same region, had been improperly issued. The Court remanded the permitting process to the U.S. Army Corps of Engineers for further review and consideration. To date mining has been unaffected pending
the outcome of a hearing which began on June 13, 2006.   The Court
has not issued any rulings as to the remedy it intends to order at the conclusion of these proceedings.

The Court's ruling affects most of the twelve mining permits issued for Florida's Lake Belt region. We hold one of the twelve permits. In 1997, the Florida Legislature adopted the Miami-Dade County Lake Belt Plan, covering an approximately 57,515-acre area west of Miami and east of Everglades National Park. Among other purposes, the Lake Belt Plan was developed to maximize efficient recovery of limestone while promoting the social and economic welfare of the community and protecting the environment. In 2002, the U.S. Army Corps of Engineers issued ten permits that collectively authorize dredging 5,409 acres of wetlands in the Lake Belt for mining-related purposes while requiring the permit holders to pay mitigation fees to fund the acquisition and restoration of approximately 7,500 acres in the Everglades.

The Lake Belt is the single biggest source of supply for the State of Florida's needs of limestone and related products. Approximately half of Florida's supply of coarse aggregates comes from the Lake Belt. Although we hold only one of the twelve mining permits issued for the Lake Belt, this source of supply is important to the Company's Florida operations.

For the year ended September 30, 2006, we sold 3,899,000 tons of aggregates from the Miami quarry, generating $40,628,000 in revenues. A significant portion of this volume is shipped by rail to Central and Northeast Florida and used in our concrete production facilities in Southeastern Florida, Central Florida and Jacksonville. Our Miami quarry employs 98 persons and has property, plant and equipment of approximately $58,910,000 of which $20,641,000 is land.

We estimate that recoverable reserves at the Miami quarry (assuming that mining is permitted to continue in the long term) are approximately 135 million tons.

We strongly believe that the Lake Belt Plan previously approved by the agencies protects both environmental interests and the economic interests of Miami-Dade County and the State of Florida. We further believe that the permits issued by the Corps of Engineers were properly issued. We intend to appeal the Court's ruling, while at the same time seeking re-issuance of the permits.

We believe that a court order enjoining mining would have a serious adverse impact on the South Florida mining industry and its thousands of workers, adversely affect the Florida economy and construction industry, and possibly lead to cancellation or postponement of important public projects.

The ultimate impact of this ruling on our operations and future results is largely dependent on several factors:

- whether mining will be interrupted pending reconsideration of the permit by the Corps of Engineers;

- whether our permit will be reissued by the Corp of Engineers;

- whether our competitors who mine in the Lake Belt will be enjoined from mining or will have their permits reissued; and

- whether the price increases that would likely result from the inability to mine in the Lake Belt would lead to cancellation of planned public projects and commercial and residential construction projects in the Company's markets.

We have developed contingency plans in the event of a temporary or permanent mining shutdown in the Lake Belt region. Our Ft. Myers quarry has adequate reserves and plant capacity (via a second shift) to replace the volume provided by our Miami quarry, but transporting aggregates to many of the markets currently served by the Miami quarry would require utilization of truck transportation, due to the absence of adequate rail service from Ft. Myers. We are uncertain whether the market could supply sufficient truck transportation to get Ft. Myers aggregates to all of the markets currently being served with Florida Rock Miami aggregate. Even if truck transportation is available, the transportation cost via truck would be substantially higher and possibly prohibitive to some markets. Likewise, we would expect time delays of one year or more to ramp up the Ft. Myers quarry to the full second shift and some increased inefficiency inherent in such a 24 hour operation.

If mining was suspended or discontinued, we would need to determine if the value of the assets or land had been impaired. The recovery of our investment would be dependent upon alternative uses for the assets currently employed at Miami and cannot be estimated at this time.

We previously reported that Canadian environmental authorities had ordered the removal from a third party landowner's site of certain crushed material produced by the New Brunswick, Canada quarry operated by our 50% subsidiary, Jamer Materials, Ltd. These materials have been found to contain elevated levels of naturally occurring arsenic. The removal of this crush material has been completed. We do not expect this matter to have a material adverse effect on our operating results or financial condition.

We were named as one of numerous defendants in a lawsuit filed in Broward County, Florida, by 61 plaintiffs alleging personal injuries
arising from silicosis.   The lawsuit asserted that we and various
other mining companies named in the complaint (along with other defendants) are liable for negligence under a number of theories. Since the filing, all cases against us have been dismissed as none of the verified worksheets identified us in connection with claimed loss. While there is still a potential for 9 of the plaintiffs to be permitted a final opportunity to present verified evidence linking us with the claimed loss, management does not expect this matter in any event to have a material adverse effect on our financial position or results of operations.

We are involved in litigation on a number of other matters and are subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, are expected to have a materially adverse effect on our consolidated financial statements.

We have retained certain self-insurance risks with respect to losses for third party liability and property damage.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No reportable events.


                               PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There were approximately 835 holders of record of our common stock, $.10 par value, as of December 01, 2006. The Company's common stock is traded on the New York Stock Exchange (Symbol: FRK). Information concerning stock prices and dividends paid during the past two years is included under the caption "Quarterly Results" on page 18 of our 2006 Annual Report to Shareholders and such information is incorporated herein by reference.

Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES
              (a) Total   (b) Average  (c) Total   (d) Maximum
                Number of    Price Paid    Number of     Number (or
                Shares (or   per Share     Shares (or    Approximate
                Units        (or Unit)     Units)        Dollar Value)
                Purchased                  Purchased     of Shares (or
                                           As Part of    Units) that
                                           Publicly      May Yet Be
                                           Announced     Purchased
                                           Plans or      Under
                                           Programs      the Plans or
                                                         Programs

Period
July 1, 2006
thru July 31,
2006                 421,500    $38.67     421,500          -

August 1, 2006
thru August 31,
2006                  94,500    $37.81      94,500          -

September 1, 2006
Thru September
30, 2006                 -        -           -             -

Total                516,000      -        516,000          -


As of December 1, 2006 we have approximately $180 million remaining under the stock repurchase program authorized by our board of directors on August 2, 2006.

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 7 of the Company's 2006
Annual Report to Shareholders, and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required in response to this Item 7 is included under the captions "Management Analysis" on pages 8 through 17; and in Notes 1 through 17 to the Consolidated Financial Statements included in the accompanying 2006 Annual Report to Shareholders and in Item 3 "Legal Proceedings" of this Form 10-K. Such information is incorporated herein by reference.

Item 7.A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our operations are subject to factors affecting the level of general construction activity including the level of interest rates and consumer confidence, availability of funds for construction and other factors affecting the construction industry. A significant decrease in the level of general construction activity in any of our market areas may have a material adverse effect on our sales and income derived thereof.

We are exposed to market risk from changes in interest rates.   For
our cash and cash equivalents, a change in interest rates affects
the amount of interest income that can be earned.   For our debt
instruments changes in interest rates affect the amount of interest expense incurred.

The following table provides information about the Company's financial instruments and the maturity dates thereof that are sensitive to changes in interest rates (in thousands):

                                                      There-        Fair
                     2007   2008  2009  2010   2011   after  Total  Value

Long-term debt at     228    189    78    83     86     211    875    911
 fixed rates

Weighted average
 interest rate       7.6%   7.6%  7.1%  7.2%   7.2%    7.2%

Long-term debt at
 variable interest
 rate               1,775   1,775                    14,000 17,550 17,550

Weighted average
 interest rate        4.1%


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 18 and on pages 19 through 37 of our 2006 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

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

    As of September 30, 2006, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures.
Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

(b) Changes in Internal Controls.   There have been no changes in internal
controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9.B  OTHER INFORMATION

None.


                               PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our executive officers is set forth under the caption "Executive Officers of the Company" in Part I of this Form 10-K.

Information concerning directors required in response to this Item 10 will be included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy
Statement and such information is incorporated herein by reference.

Information regarding the corporate governance practices of the Company, including information regarding which members of the audit committee are audit committee financial experts and the code of conduct applicable to principal executive officers, principal financial officers and principal accounting officers (a copy of which is included as an exhibit to this Form 10-K), will be included under the captions "Corporate Governance" and "Board Structure and Committee Membership - Audit Committee" in the Company's Proxy Statement and such information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 will be included under the captions "Executive Compensation," "Compensation Committee Report and Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," and "Shareholder Return Performance" in our Proxy Statement and such information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table summarizes certain information concerning our equity compensation plans:

                Number of securities                     Number of securities
                to be issued upon                        available for future
                exercise of         Weighted average     issuance under equity
                outstanding         exercise price of    compensation plans
                options, warrants   outstanding options, (excluding securities
Plan Category   and rights-         warrants and rights  reflected in column)

Equity compen-
sation plans
approved by
security holders     3,630,626               $20.45              881,000

Equity compen-
sations plans
not approved
by security
holders                      -                    -                    -

Total                3,630,626               $20.45              881,000

For additional information, see note 9 of the Notes of Consolidated Financial Statements.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE.

Information required in response to this Item 13 will be included under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Party Transactions" in the
Company's Proxy Statement.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 will be included under the caption "Ratification of Independent Registered Public Accounting Firm - Audit and Non-Audit Fees" in the Company's Proxy Statement.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE.

(a)(1)and (2)Financial Statements and Financial Statement Schedule.

    The response to this item is submitted as a separate section. See Index to Financial Statements and Financial Statement Schedule on page 27 of this Form 10-K.

   (3)Exhibits

The response to this item is submitted as a separate section.  See
Exhibit Index on pages 23 through 26 of this Form 10-K.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECEMBER 6, 2006                              FLORIDA ROCK INDUSTRIES, INC.


                                              By JOHN D. BAKER  II
                                                 John D. Baker  II
                                                 President and Chief
                                                  Executive Officer

                                              By JOHN D. MILTON, JR.
                                                 John D. Milton, Jr.
                                                 Executive Vice President
                                                  Treasurer and Chief
                                                  Financial Officer

                                              By WALLACE A. PATZKE, JR.
                                                 Wallace A. Patzke, Jr.
                                                 Vice President, Controller
                                                  and Chief Accounting
                                                  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 06, 2006.

JOHN D. BAKER  II                                 J. DIX DRUCE, JR.
John D. Baker  II                                 J. Dix Druce, Jr.
Director, President and Chief                     Director
Executive Officer
(Principal Executive Officer)                     LUKE E. FICHTHORN, III
                                                  Luke E. Fichthorn, III
JOHN D. MILTON, JR.           		                Director
John D. Milton, Jr.
Executive Vice President, Treasurer               EDWARD L. BAKER
 and Chief Financial Officer                      Edward L. Baker
 (Principal Financial Officer)                    Director

WALLACE A. PATZKE, JR.                            THOMPSON S. BAKER, 	II__
Wallace A. Patzke, Jr.                            Thompson S. Baker, II
Vice President, Controller and                    Director
 Chief Accounting Officer
(Principal Accounting Officer)                    WILLIAM H. WALTON, III
                                                  William H. Walton, III
FRANCIS X. KNOTT                                  Director
Francis X. Knott
Director                                          ROBERT P. CROZER	___
                                                  Robert P. Crozer
ALVIN R. CARPENTER                                Director
Alvin R. Carpenter
Director                                          JOHN A. DELANEY
                                                  John A. Delaney
WILLIAM P. FOLEY  II		                Director
William P. Foley, II
Director






                               FLORIDA ROCK INDUSTRIES, INC.
	FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

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

(10)(k)		Florida Rock Industries, Inc. 1996 Stock Option Plan,
incorporated by reference to an appendix to the Company's Proxy Statement dated December 18, 1995. File
No. 1-7159.

(10)(l)		Florida Rock Industries, Inc. 2000 Stock Option Plan,
incorporated by reference to an exhibit previously filed
with the Proxy Statement dated December 20, 2000.   File
No. 1-7159.

(10)(m)		Amendment to mining royalty agreement with Patriot or
its subsidiary for Astatula, Florida dated October 4, 2006.

(10)(n)		Amendment to mining royalty agreement with Patriot or
its subsidiary for Grandin, Florida dated October 4, 2006.

(10)(o)		Amendment to mining royalty agreement with Patriot or
its subsidiary for Marion Sand dated October 4, 2006.

(10)(p)		Amendment to building lease with Patriot or its
subsidiary for Jacksonville, Florida dated October 4,
2006.

(10)(q)		Brooksville Joint Venture Agreement with a subsidiary of
Patriot dated October 4, 2006.

(10)(r)		Florida Rock Industries, Inc. Deferred Compensation
Plan.

(11)   		Computation of Earnings Per Common Share.

(13)    		The Company's 2006 Annual Report to Shareholders,
portions of which are incorporated by reference in this Form 10-K. Those portions of the 2006 Annual Report to
Shareholders, which are not incorporated by reference, shall not be deemed to be filed as part of this Form 10-
K.

(14)			Financial Code of Ethical Conduct. Incorporated by
reference to an Exhibit previously filed with the Form
10-K for the fiscal year ended September 30, 2003.
File No. 1-7159.

(21)   		Subsidiaries of the Company.

(23)    		Consents of KPMG LLP and Deloitte & Touche LLP appear on
page 28 of this Form 10-K.

          (31)(a)	         Certification of John D. Baker, II

          (31)(b)	         Certification of John D. Milton, Jr.

          (31)(c)	         Certification of Wallace A. Patzke, Jr.

(32)              Certification under Section 906 of Sarbanes-Oxley Act
               of 2002



	FLORIDA ROCK INDUSTRIES, INC.
	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

	(Item 15(a)(1) and (2))

                                                                         Page
Consolidated Financial Statements:
  Consolidated balance sheets at September 30, 2006 and 2005              26(a)

  For the years ended September 30, 2006, 2005 and 2004:
      Consolidated statements of income                                   19(a)
      Consolidated statements of shareholders' equity                     27(a)
        and comprehensive income
      Consolidated statements of cash flows                               21(a)

  Notes to consolidated financial statements                           23-34(a)

Reports of Independent Registered Public Accounting Firms                 36(a)

Selected quarterly financial data (unaudited)                             15(a)

Consents of Independent Registered Public Accounting Firms                28(b)

Reports of Independent Registered Public Accounting Firms
  on Financial Statement Schedule                                         29(b)

Consolidated Financial Statement Schedule:

   II - Valuation and qualifying accounts                                 30(b)

(a)	Refers to the page number in the Company's 2006 Annual Report to
Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

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



                                                                   Exhibit 23

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

The Board of Directors and Shareholders
Florida Rock Industries, Inc.:


We consent to the incorporation by reference in the Registration Statements Nos. 333-55128, 33-56322, 333-26775, 333-18873, 333-47618, 333-111663 and
333-121007 on Form S-8 of Florida Rock Industries, Inc. of our reports dated December 6, 2006, with respect to the consolidated balance sheets of Florida Rock Industries, Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the years then ended, and the related financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting as of September 30, 2006 and the effectiveness of internal control over financial reporting as of September 30, 2006, which reports appear in the September 30, 2006 annual report on Form 10-K of Florida Rock Industries, Inc.

Our report on the consolidated financial statements refers to a change in method of computing share-based compensation as of October 1, 2005.

KPMG LLP

Jacksonville, Florida
Certified Public Accountants
December 6, 2006







We consent to the incorporation by reference in Registration Statements Nos. 333-55128, 33-56322, 333-26775, 333-18873, 333-47618, 333-111663 and 333-
121007 on Forms S-8 of our report dated December 01, 2004,(December 14, 2005 as to the effects of the stock split described in Note 1) incorporated by reference and included in this Annual Report on Form 10-K of Florida Rock Industries, Inc. for the year ended September 30, 2004.


DELOITTE & TOUCHE LLP

Jacksonville, Florida
December 6, 2006




REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

The Board of Directors and Shareholders
Florida Rock Industries, Inc:

Under date of December 6, 2006, we reported on the consolidated balance sheets of Florida Rock Industries, Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the years then ended, which are included in the 2006 Annual Report to Shareholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule incorporated in the Form 10-K by reference. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP

Jacksonville, Florida
Certified Public Accountants
December 6, 2006



To the Board of Directors and Shareholders of Florida Rock Industries, Inc.
Jacksonville, Florida

We have audited the consolidated financial statements of Florida Rock Industries, Inc. and subsidiaries (the "Company") for the year ended September 30, 2004 and have issued our report thereon dated December 01, 2004 (December 14, 2005 as to the effects of the stock split described in Note 1); such financial statements and report are included in your 2006 Annual Report to Shareholders and are incorporated herein by reference.
Our audit also included the financial statement schedule of the Company for the year ended September 30, 2004, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, Florida
December 1, 2004


	FLORIDA ROCK INDUSTRIES, INC.
	SCHEDULE II (CONSOLIDATED) - VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED SEPTEMBER 30, 2006, 2005, AND 2004

                                    Additions
                Balance at    Charged to   Charged                 Balance
                Beginning     Costs and   to Other                 at End
Description      of Year      Expenses    Accounts   Deductions    of Year

Year ended
September 30,
2006:

Allowance for
 doubtful
 accounts       $ 2,300,603    272,717                  (43,779)a   2,529,541

Accrued risk
 Insurance      $19,083,666 11,390,921               (7,952,068)b 22,522,519

Asset
 retirement
 obligations    $ 9,059,644  1,137,537  3,795,893 d     (481,638)b  13,511,436

Year ended
September 30,
2005:

Allowance for   $ 2,554,502    257,747                 (511,646)a   2,300,603
 doubtful
 accounts

Accrued risk
 insurance
 reserve        $17,066,925  9,639,096               (7,622,355)b 19,083,666

Asset
 retirement
 obligations    $ 9,033,478    404,135  1,735,965d   (2,113,934)b   9,059,644

Year ended
September 30,
 2004:

Allowance for
 Doubtful
 accounts      $  3,419,357    776,683    (50,000)c (1,591,538)a    2,554,502

Accrued risk
 insurance
 reserves      $ 13,147,330 10,956,265              (7,036,670)b  17,066,925

Asset
 retirement
 obligations(d)$  8,648,576    361,288    212,866d    (189,252)b    9,033,478



a) Accounts written off less recoveries
b) Payments
c) Adjustment due to finalization of the purchase price allocation.
d) New obligations established.










30