Form 10-Q
period 2006-12-31
FLORIDA ROCK INDUSTRIES INC
filed 2007-02-01
CIK 37651

UNITED STATES
	            SECURITIES AND EXCHANGE COMMISSION
	                  WASHINGTON, D.C.  20549
                                  FORM 10-Q
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarterly Period Ended December 31, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 30, 2007: 65,809,776 shares of $.10 par value common stock.



FLORIDA ROCK INDUSTRIES, INC.
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2006


CONTENTS

                                                                  Page No.

Part I.  Financial Information

Item 1.  Financial Statements (unaudited)
   Condensed Consolidated Balance Sheets                               1
   Condensed Consolidated Statements of Income                         2
   Condensed Consolidated Statements of Cash Flows                     3
   Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial            13
	      Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   19

Item 4.  Controls and Procedures                                      19


Part II.  Other Information


Item 1.  Legal Proceedings                                            20

Item 1A  Risk Factors                                                 20

Item 6.  Exhibits                                                     20

Signatures                                                            21

Exhibit 11   Computation of Earnings Per Common Share                 23

Exhibit 31(a)Certification of John D. Baker, II                       24

Exhibit 31(b)Certification of John D. Milton, Jr.                     25

Exhibit 31(c)Certification of Wallace A. Patzke, Jr.                  26

Exhibit 32   Certification under Section 906 of Sarbanes-Oxley Act    27
		       of 2002



















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



                             PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	                     CONDENSED CONSOLIDATED BALANCE SHEETS
	                                 (In thousands)
	                                   (Unaudited)

                                               December 31,   September 30,
                                                  2006            2006

ASSETS
Current assets:
 Cash and cash equivalents                     $   69,164           93,353
 Accounts receivable, less allowance
  for doubtful accounts of $2,465
  ($2,530 at September 30, 2006)                  134,332          150,088
 Inventories                                       52,934           53,015
 Deferred income taxes                              3,416            3,696
 Prepaid expenses and other                         4,955            5,039
  Total current assets                            264,801          305,191

Other assets                                       68,480           64,305
Goodwill                                          176,752          176,752
Property, plant and equipment, at cost:
 Depletable land                                  157,156          157,536
 Other land                                        84,653           81,839
 Plant and equipment                            1,012,301          966,363
 Construction in process                          115,250           81,976
                                                1,369,360        1,287,714
 Less accumulated depreciation,
  depletion and amortization                      608,378          597,702
  Net property, plant and equipment               760,982          690,012
                                               $1,271,015        1,236,260
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                              $   79,144           82,327
 Dividends payable                                  9,804                -
 Accrued payroll and benefits                      45,248           50,670
 Accrued insurance reserves, current portion        4,503            3,196
 Accrued liabilities, other                         6,064           11,794
 Long-term debt due within one year                 3,280            3,279
  Total current liabilities                       148,043          151,266

Long-term debt, excluding current installments     16,364           16,423
Deferred income taxes                              93,102           92,449
Accrued employee benefits                          22,458           22,329
Long-term accrued insurance reserves               19,423           19,423
Other accrued liabilities                          18,879           18,474
 Total liabilities                                318,269          320,364

Shareholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 100,000,000
  shares authorized, 65,809,776 shares issued
  (65,809,776 shares at September 30, 2006)         6,581            6,581
 Capital in excess of par value                    47,385           46,171
 Retained earnings                                919,238          884,763
 Less cost of treasury stock; 448,838 shares      (17,260)         (18,421)
  (478,390 shares at September 30, 2006)
 Accumulated other comprehensive loss, net of
   tax                                             (3,198)          (3,198)
  Total shareholders' equity                      952,746          915,896
                                               $1,271,015        1,236,260
See accompanying notes.



	FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(  In thousands except per share amounts)
	                  (Unaudited)
                                   Three Months Ended
                                       December 31,
                                     2006       2005

Net sales                          $287,059    297,834
Freight revenues                      8,290      8,418
  Total sales                       295,349    306,252

Cost of sales                       195,138    208,531
Freight expense                       8,788      8,396
  Total cost of sales               203,926    216,927

Gross profit                         91,423     89,325
Selling, general and administrative  28,489     28,772
Gain on sale of real estate          (3,972)    (1,196)
Operating profit                     66,906     61,749

Interest expense                        (92)      (259)
Interest income                       1,285        736
Other income (expense), net             877      3,939

Income before income taxes           68,976     66,165
Provision for income taxes           24,697     24,150

Net income                         $ 44,279     42,015

Earnings per share:
 Basic                                $ .68        .64

 Diluted                              $ .67        .63

Cash dividend per common share        $ .15        .15

Weighted average shares used
in computing earnings per share:
 Basic                               65,339     65,557
 Diluted                             66,453     66,828


See accompanying notes.



















                  FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
	                        (In thousands)
	                         (Unaudited)
                                                   2006       2005
Cash flows from operating activities:
  Net income                                     $ 44,279   42,015
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization       19,017   16,806
    Deferred income tax provision (benefit)           934   (5,030)
    Provision for doubtful accounts                   (89)     548
    Gain on disposition of property, plant and
      equipment and other assets                   (4,542)  (4,484)
    Dividends from affiliates                           -       94
    Stock option expense                            1,552    1,378
  Net changes in operating assets and
     liabilities:
     Accounts receivable                           15,845    9,894
     Inventories                                       81   (1,569)
     Prepaid expenses and other                        84   (1,390)
     Accounts payable and accrued liabilities     (12,661)    (664)
     Other, net                                       591     (299)

 Net cash provided by operating activities         65,091   57,299

Cash flows from investing activities:
  Purchases of property, plant and equipment      (92,291) (36,615)
  Net proceeds from the sale of property, plant
   and equipment and other assets                   8,852    2,363
  Additions to other assets                        (5,927)  (3,020)
  Investment in and advances to joint ventures       (610)       -
  Business acquisition                                  -   (7,053)
  Collection of advances to affiliates                  -      210

Net cash used in investing activities             (89,976) (44,115)

Cash flows from financing activities:
  Repayment of long-term debt                         (58)     (76)
  Exercise of employee stock options                  549      666
  Excess tax benefits from exercise of stock
   options                                            205      626
  Payment of dividends                                  -   (9,832)

Net cash provided by (used in) financing              696   (8,616)
  activities

Net(decrease) increase in cash and cash
  equivalents                                     (24,189)   4,568
Cash and cash equivalents at beginning of period   93,353   68,921

Cash and cash equivalents at end of period        $69,164   73,489


See accompanying notes.




                  FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                	(Unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Florida Rock Industries, Inc. and its consolidated subsidiaries (collectively, the "Company").
These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended December 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2007. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. included in its Annual Report on Form 10-K for the year ended September 30, 2006.

(2)	Stock Option Plan

	The Company uses the Black Scholes option-pricing model to determine fair value of stock options. The fair value of options granted during the first quarter of fiscal 2007 and 2006 was estimated using the following weighted average assumptions:

	                        Three Months        Three Months
                                  Ended                Ended
                             December 31, 2006   December 31, 2005

     Expected dividend yield       1.39%               1.16%
     Expected volatility          35.91%              34.25%
     Risk-free interest rate       4.44%               4.48%
     Expected life of stock
       options-years                7.1                 7.1

     Expected volatility is based on the Company's historical stock prices.










     The following table summarizes stock option activity for the three months ended December 31, 2006:



                                          Weighted    Weighted
                                          Average     Average     Aggregate
                                          Exercise    Remaining   Intrinsic
                               Options     Price       Life       Value



     Outstanding on
        September 30, 2006   3,630,626    $20.45

      Granted                  305,194     43.21
      Exercised                (29,552)    18.37
      Canceled                    (850)    44.34

      Outstanding on
        December 31, 2006     3,905,418    22.24       5.3     $ 81,285,000
      Exercisable on
        December 31, 2006     2,781,184   $15.77       4.1     $ 75,862,000


	The weighted average grant-date fair value for the three months ended December 31, 2006 and 2005 was $17.04 and $22.56. The total intrinsic value of options exercised during the three months ended December 31, 2006 and 2005 was $717,000 and $1,622,000. The total tax benefits for the three months ended December 31, 2006 were $274,000 of which $205,000 were excess tax benefits and reported as cash flows from financing activities.

     	For the three months ended December 31, 2006 and 2005, compensation cost related to stock-based awards was $1,552,000 and $1,548,000, respectively. Tax benefits recognized related to stock-based compensation for the three months ended December 31, 2006 and 2005 were $599,000 and $597,000, respectively. As of December 31, 2006, there is $13,458,000 of unrecognized compensation expense related to nonvested option awards that is expected to be recognized over a weighted average period of 3.3 years.

(3)	New Accounting Pronouncements

In March 2005, the Emerging Issues Task Force reached a consensus on Issue 04-6, "Accounting for Stripping Costs Incurred during Production in the Mining Industry" ("EITF 04-6") EITF 04-6 was effective for the Company beginning October 1, 2006 and requires that stripping costs incurred during the production phase of the mine be included in the costs of the inventory produced during the period that the stripping costs
are incurred.   The Company previously accounted for stripping
costs consistent with the method prescribed by EITF 04-6, and as such, the adoption of EITF 04-6 not effect the Company's consolidated financial statements.

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

In June 2006, the FASB ratified EITF No. 06-3, "Disclosure Requirements for Taxes Assessed by a Government Authority on Revenue-Producing Transactions." EITF 06-3 requires disclosure of a company's accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenue and costs), EITF 06-3 also requires disclosure of the amount of taxes included in the financial statements. The Company records taxes on a net
basis.   EITF 06-3 is effective for the Company beginning
January 1, 2007 and it is not expected to have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities," which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. FSP AUG AIR-1 is effective for the Company beginning October 1, 2007. The Company does not currently use the prohibited method, thus the FSP is not expected to have a material impact on the Company's consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements," which requires registrants to consider the effect of all carryover and reversing effects or prior year misstatements when quantifying errors in current year financial statements. The cumulative effective of initial application is to be reported in the carrying amount of assets and liabilities as of the beginning of the fiscal year, and the offsetting is to be made to the opening balance of retained earnings for that year. The provisions of SAB 108 are effective for the Company's fiscal year ending September 30, 2007. The Company is in the process of evaluating the requirements of SAB 108 and has net yet determined the impact, if any, on its consolidated financial statements.

In September 2006, the FASB ratified EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4." This issue requires that the determination of the amount that could be realized under an insurance contract (1) consider any additional amounts (beyond cash surrender value) included in the contractual terms of the policy and (2) be based on assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. When it is probable that contractual restrictions would limit the amount that could be realized, such contractual limitations should be considered and any amounts recoverable at the insurance company's discretion should be excluded from the amount that could be realized. EITF 06-5 is effective for the company beginning October 1, 2007 and the Company is in the process of evaluating its impact, if any, on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning October 1, 2008 and the Company is evaluating the impact, if any, of this Statement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement requires the Company to recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires the measurement of defined benefit plan assets and obligations as of the date of the Company's fiscal year end. SFAS 158 is effective for the Company as of September 30, 2007, with the exception of the measurement date provisions, which are effective for the Company's fiscal year ending September 30, 2009. While the Company is still evaluating the impact of FAS 158, it expects to record an adjustment to other comprehensive income for the fiscal year ending September 30, 2007 for its unfunded pension liability as a result of the adoption of this Statement.

(4)	Asset Retirement Obligations

Asset retirement obligations are recorded for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

The analysis of asset retirement obligations for the three months ended December 31, 2006 and 2005 is as follows (in thousands):

                                           2006     2005

      Balance at beginning of period      $13,511   $9,060
      Additional liabilities                  234      269
      Cash flow revisions                      75        -
      Accretion of expenses                   176      113
      Payments/settlement of obligations     (177)      (8)
      Balance at end of period            $13,819    9,434










(5)	Inventories

       Inventories consisted of the following (in thousands):

   	                           December 31,     September 30,
                                      2006             2006

      Finished products            $ 28,576           29,312
      Raw materials                  11,145            9,232
      Work in progress                2,732            2,382
      Parts and supplies             10,481           12,089
                                   $ 52,934           53,015

The excess of current cost over the LIFO stated values of inventories was $12,054,000 at December 31, 2006 and $12,018,000 at September 30, 2006.

During the first quarter of fiscal 2007, inventory costs increased, as quantities decreased. As a result, the change in the LIFO reserve increased cost of sales by $36,000 for the
three months ended December 31, 2006.   During the first
quarter of fiscal 2006, there was a decrease in the LIFO
indices resulting from differences in product mix.   As a
result, the change in the LIFO reserve decreased cost of sales by $605,000 for the three months ended December 31, 2005.

(6) Property, Plant and Equipment - Depletable Land

  	Depletion of sand and stone deposits is determined on the basis of units of production in relation to estimated proven
reserves.   Proven reserves are estimated by our geologists
based upon results of sampling and other scientific methods
and techniques.   Depletion was $261,000 and $297,000 for the
three months ended December 31, 2006 and 2005. Units of production were 3,358,000 and 3,544,000 for the three months ended December 31, 2006 and 2005.

(7) Income Taxes

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

(8)  Gains on Sale of Real Estate and Other Income

During the first quarter of fiscal 2007, the Company sold real estate resulting in a pre-tax gain of $3,972,000. During the first quarter of fiscal 2006, the Company sold real estate
resulting in a pre-tax gain of $1,196,000.   Additionally
during the first quarter of fiscal 2006, the Company exchanged parcels of land with another party in settlement of a lawsuit. The exchange was recorded at fair value and the resulting gain of $2,838,000 was recorded in other income.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                               Three Months Ended
                                 December 31,
                                2006     2005

Net sales, excluding
  freight
   Construction aggregates  $ 92,181     84,487
   Concrete products         183,658    195,110
   Cement and calcium         48,194     54,066
   Intersegment sales        (36,974)   (35,829)

   Total net sales,
     excluding freight      $287,059    297,834

Operating profit
   Construction aggregates  $ 24,678     20,601
   Concrete products          27,256     31,320
   Cement and calcium         19,566     15,101
   Corporate overhead         (4,594)    (5,273)

   Total operating          $ 66,906     61,749
     Profit

Identifiable assets, at quarter end
   Construction aggregates  $505,373    422,826
   Concrete products         336,464    286,867
   Cement and calcium        265,621    229,947
   Unallocated corporate
     assets                   77,118     57,392
   Cash items                 69,164     73,489
   Investments in affiliates  17,275     12,420

   Total identifiable
     Assets               $1,271,015  1,082,941

	Construction aggregates operating profit for the three months ended December 31, 2005 includes gains on the sale of real estate of $1,139,000.

	Cement and calcium operating profit for the three months ended December 31, 2006 includes gains on the sale of real estate of $3,972,000.

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

(10)	Supplemental Disclosures of Cash Flow Information

Cash paid during the three months ended December 31, 2006 and 2005 for certain expense items are as follows (in thousands):

                                              2006       2005
      Interest expense, net of
       amount capitalized of $189 in 2006  $     89       248
      Income taxes                         $ 29,486    22,347

The following schedule summarizes non-cash investing and financing activities for the three months ended December 31, 2006 and 2005 (in thousands):

                                              2006       2005

       Additions to property, plant
        and equipment from exchanges        $   15      3,602

(11)	Related Party Transaction

On October 4, 2006, the Company entered into a 50-50 joint venture with a subsidiary of Patriot ("FRP") to develop property near Brooksville, Florida. We contributed approximately 553 acres of land with a book value of $1,700,000 and FRP contributed approximately 3,433 acres of land which the Company leased from Patriot under a long-term
mining lease.   In addition, we contributed an additional 288
acre parcel that we acquired in 2006, and FRP reimbursed us $3,018,000 for one-half of the acquisition costs of that parcel. The Company's investment in the joint venture is $4,900,000 as of December 31, 2006. The Company and FRP are each required to fund up to $2 million each in additional
capital contributions.   Florida Rock Industries will continue
to conduct mining operations on a portion of the property and
pay royalties to FRP based on actual tons mined.   In
connection with the Joint Venture, the independent directors of the Company also approved certain extensions of lease agreements with FRP on the Company's corporate headquarters in Jacksonville, Florida, the Astatula and Marion Sand mining
properties, also in Florida.   The Company and FRP also agreed
that a 2,500 acre tract of the Grandin mine property, in Florida, due to be released from the lease, will remain subject to the lease and available for future mining.




(12)	Contingent Liabilities

Following is a discussion of the more significant matters.
In view of the inherent uncertainties, the outcome of any
unresolved matters described below cannot be predicted at
this time, nor can the amount of potential loss, if any, be
reasonably estimated.   On March 22, 2006, the United
States District Court for the Southern District of Florida
ruled that the mining permit issued for our Miami quarry,
as well as several permits issued to competitors in the
same region, had been improperly issued. The Court remanded
the permitting process to the U.S. Army Corps of Engineers
for further review and consideration.  To date mining has
been unaffected pending the outcome of a hearing which
began in June, 2006 and ended December, 2006, with all
briefings to be completed by the parties by the end of
January, 2007.   The Court has not issued any rulings as to
the remedy it intends to order at the conclusion of these proceedings.

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

For the three months ended December 31, 2006, we sold
920,000 tons of aggregates from the Miami quarry, generating $10,016,000 in revenues. A significant portion of this volume is shipped by rail to Central and Northeast
Florida and used in our concrete production facilities in Southeastern Florida, Central Florida and Jacksonville.
Our Miami quarry employs 98 persons and has property, plant and equipment of approximately $71,814,000 of which $21,093,000 is land.

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

We have developed contingency plans in the event of a temporary or permanent mining shutdown in the Lake Belt region. Our Ft. Myers quarry has adequate reserves and plant capacity (via a second shift) to replace the volume provided by our Miami quarry, but transporting aggregates to many of the markets currently served by the Miami quarry would require utilization of truck transportation, due to the absence of adequate rail service from Ft. Myers. We are uncertain whether the market could supply sufficient truck transportation to get Ft. Myers aggregates to all of the markets currently being served with Florida Rock Miami aggregate. Even if truck transportation is available, the transportation cost via truck would be substantially higher and possibly prohibitive to some markets. Likewise, we would expect time delays of two to four months to ramp up the Ft. Myers quarry to the full second shift and some increased inefficiency inherent in such a 24 hour operation.

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

     This discussion should be read in conjunction with management's analysis included in the Form 10-K for the year ended September 30, 2006.

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

     We expect to complete construction of a second cement line in late fiscal 2008 or early fiscal 2009 that will double the existing production capacity.

     Our Tampa facility imports, blends or bags and sells cement and
grinds, blends and sells granulated blast furnace slag.   Our Port
Manatee facility imports and grinds clinker (unground cement) and sells the ground cement.

     Our Brooksville facility operates a limestone grinding plant that provides product for the animal feed industry and paint, plastic and joint compound industries.

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

     Construction Activity.    Our Florida markets have enjoyed
strong levels of residential construction activity in recent years. Residential construction activity has been fueled by many factors, including migration into Florida and mortgage rates near historic lows. We expect this trend to continue in Florida over the long term due to projected population growth although in recent months
residential construction has declined substantially.   It is more
difficult to predict commercial construction activity and
residential construction activity in other states.   Construction
activity in our markets is affected by a number of factors, including population growth, economic conditions, interest rates and other factors.

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

     Cement Supplies.   Demand for cement products was strong during
fiscal 2005 but weakened in late fiscal 2006 as a result of the
slowdown in residential construction.   Demand continued to weaken
in fiscal 2007.    As a result there is an excess supply of cement
in our southern markets.   Our cement plant at Newberry has been
shut down during the month of January due to excess supply. Nevertheless, we expect long-term demand to be strong in our principal markets.

     Additional Factors Influencing Operations. Our operations are influenced by a number of other external and internal factors.
Other external factors include weather, competition, interest rates, fuel costs, transportation costs, driver availability, labor costs
and inflation.   Other internal factors include sales mix, plant
location, quality and quantities of aggregates reserves, capacity utilization and other operating factors.

     In October 2005 a hurricane affected southern Florida and caused a disruption of business during the first quarter of fiscal
2006.   After the storm, the focus in that area was on restoring
conditions rather than commencing new construction.   Rail
operations were interrupted, resulting in restricted delivery of
product to our terminals.   This interruption caused a shortage of
aggregate productions in some parts of Florida which affected business in areas not affected by the hurricane. This resulted in a negative impact on sales volumes in our southern operations during the first quarter of fiscal 2006.

	Financial results are be affected by planned maintenance at the cement plant since these costs, which can be significant, are expensed when incurred. The Company expensed planned maintenance of $2,600,000 in the first quarter of fiscal 2007, as compared to $2,100,000 in first quarter of fiscal 2006. The plant was shut down for thirteen days in fiscal 2007 and eleven days in fiscal 2006 for planned maintenance. Planned maintenance costs typically result in an overhaul to the wear parts of the major operating components.
Since the cement manufacturing process is continuous, the coordination of the repair to multiple components is paramount.
Items that would typically be inspected, repaired and/or replaced during an outage would include: chain and belt conveyors, idlers, rollers, mill journals, impact hammers, grinding table liners, separator blades, mill liners, bearings, fans, ductwork, airslides, grinding media, refractory, castable and shell replacement.

     Our capital expenditure program for fiscal 2007 has a budget of $345 million. New plants and land acquisitions account for approximately $270 million of this expenditure program. This compares to capital expenditures in 2006 of $159 million. The increase in the capital expenditure program for 2007 relates to adding a second line at our cement plant in Newberry, Florida and building new aggregates and concrete plants.

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

	Operating Results.     For the first quarter of fiscal 2007,
which ended December 31, 2006, consolidated sales decreased 3.6% to $295,349,000 from $306,252,000 in the same quarter last year. The primary reason for the decline in revenues is volume decreases in
all three of our business segments.   The decrease in volumes was
due to the slow down in the construction markets with the most
notable being the residential markets.    These volume decreases
were partially offset by price increases in our three business segments.

In our aggregates segment, revenues increased although volumes declined 5.6% at our producing locations and 4.8% at our
distribution terminals.   Sales prices at both our producing and
brokerage locations increased approximately 19.0% over the same quarter last year.

In our concrete products segment revenues declined primarily as a result of a 13.0% decrease in ready-mix volumes and a 31.9% decrease
in block volumes.   These volume decreases were partially offset by
increases in the average selling price of ready-mix concrete of 14.3% and 9.4% for block.

Our cement and calcium segment revenues also declined as a result of a 23.0% decrease in cement volumes partially offset by 13.0% increase in the average selling price.

Gross profit for the first quarter of fiscal 2007 increased 2.9% to $91,423,000 from $89,325,000 for the same period last year. Gross profit margin for the first quarter of fiscal 2007 increased to 30.1% from 29.2% for the same period last year. Gross profit and margins improved in the aggregates and cement and calcium segments, but declined in the concrete products segment. The construction aggregates segment improvements were primarily a result of higher selling prices, and stable utilities, maintenance and repairs and stripping costs, partially offset by higher fuel costs. The cement and calcium improvements were primarily as a result of higher selling prices, reduced maintenance and repairs and reduced fuel costs. The concrete products decline resulted from reduced revenues and the high fixed costs of this business segment. On a consolidated basis, an increase in depreciation and amortization of $2,162,000 adversely affected gross profit, while a decline in maintenance and repairs of $1,155,000 improved gross profit.

Selling, general and administrative (SGA) expenses on a consolidated basis for the first quarter of fiscal 2007 decreased to $28,489,000 as compared to $28,772,000 last year constituting 9.8% of sales as compared to 9.4% last year. The percentage increase resulted from decreased revenues. SGA expenses remained relatively stable for all
three business segments.   For corporate overhead, SGA expense
decreased as a result of reduced spending on new site permitting.

Consolidated operating profit increased to $66,906,000 in the first quarter of 2007 as compared to $61,749,000 for the same period last year. Included in operating profit are real estate gains of
$3,972,000 as compared to $1,196,000 last year.    Operating profit
for the Aggregates group increased to $24,678,000 from $20,601,000 last year. This was due to a 19.0% increase in selling prices and stable operating expenses for utilities, repairs and stripping. For the concrete products segment operating profit decreased to
$27,256,000 from $31,320,000 last year.   This was due to a decrease
in ready-mix and block volumes, partially offset by increased selling prices. For the Cement and Calcium segment operating profit increased to $19,566,000 from $15,101,000 last year. This increase was due to $3,972,000 of real estate gains this year.

Interest expense for the first quarter of fiscal 2007 decreased to $92,000 from $259,000 for the same quarter last year. The decrease is attributable to lower secured debt outstanding partially offset by a slight increase in average interest rates and the capitalization of interest.

Interest income for the first quarter of fiscal 2007 increased to $1,285,000 as compared to $736,000 for the same quarter last year. This was due to average excess cash available for investment being
greater this year.   At December 31, 2006, the Company had
$69,164,000 of cash. As a result, interest income during fiscal 2007 will be greater than 2006 until the cash is invested in capital expenditures or acquisitions.

Included in other income is equity in operating results of our 50%
owned joint ventures.   The equity in these ventures was a gain of
$240,000 for the first quarter of fiscal 2007 as compared to a gain of $359,000 last year. Other income in 2006 also includes a gain of $2,838,000 from an exchange of real estate resulting from the settlement of a lawsuit.

Income tax expense increased $547,000 for the first quarter of
fiscal 2007 compared to the same period last year.   This is due to
higher income before taxes, partially offset by a lower effective income tax rate this year. The effective income tax rate this year is 35.8% as compared to 36.5% last year.

Net earnings for the first quarter of fiscal 2007 were $44,279,000
as compared to $42,015,000 last year.   Included in net earnings for
this year is the gain on sale of real estate of $3,972,000 pre-tax ($2,550,000 after tax) as compared to a pre-tax gain on real estate of $1,196,000 ($759,000 after tax) in 2006, as well as other income in 2006 of $2,838,000 ($1,802,000 after tax) from an exchange of real estate.

	Liquidity and Capital Resources.   For the first three months
of fiscal 2007, cash provided by operating activities of $65,091,000, exercise of stock options of $549,000 and proceeds from sales of assets of $8,852,000 along with cash available at the beginning of the period, funded purchases of property, plant and equipment of $92,291,000.

Operating Activities
During the first quarter of fiscal 2007, cash flow provided by operations increased as compared to the same period last year primarily due to higher net income and a greater reduction in accounts receivable from September 30 this year than last year, higher depreciation and amortization and an increase in deferred taxes, partially offset by lower accounts payable.

Investing Activities
For the first quarter of fiscal 2007, cash flow used in investing
activities was $89,976,000.   This resulted from purchases of
property, plant and equipment of $92,291,000, and $5,927,000 increase in other assets. Proceeds from sales of property, plant and equipment and other assets were $8,852,000.

Financing Activities
Cash flow provided by financing activities was $696,000 for the first quarter of fiscal 2007, primarily from the proceeds from stock option exercises.

Cash generated by operating activities is used to fund the capital expenditure program and dividend payments, and any excess cash, is used to reduce revolving credit facilities or other debt obligations. If there is a shortfall, borrowings are made under the revolving credit facilities. Based on current expectations, management believes that its internally generated cash flow and access to existing credit facilities are sufficient to meet the liquidity requirements necessary to fund operations, capital
requirements, debt service and future dividend payments.   At
December 31, 2006, there was $250,000,000 available under a long-term revolver and $35,000,000 available under overnight lines of credit. In addition, there is approximately $29,000,000 that could be borrowed under insurance policies.

Working capital at December 31, 2006 was $116,758,000 as compared to
$153,925,000 at September 30, 2006.   The major reason was a
reduction in cash which was used to fund capital expenditures.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company's capital expenditures or operating results.

	Critical Accounting Estimates.	The Condensed Consolidated
Financial Statements and Notes to Condensed Consolidated Financial Statements contain information that is pertinent to Management's
Discussion and Analysis.   The preparation of financial statements
in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. There have been no changes in Critical Accounting Estimates as disclosed in the Form 10-K for the year ended September 30, 2006.

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

On October 4, 2006, the Company entered into a 50-50 joint venture with a subsidiary of Patriot ("FRP") to develop property near Brooksville, Florida. We contributed approximately 553 acres of land with a book value of $1,700,000 and FRP contributed approximately 3,433 acres of land which the Company leased from Patriot under a
long-term mining lease.   In addition, we contributed an additional
288 acre parcel that we acquired in 2006, and FRP reimbursed us $3,018,000 for one-half of the acquisition costs of that parcel. The Company's investment in the joint venture is $4,900,000 as of December 31, 2006. The Company and FRP are each required to fund up
to $2 million each in additional capital contributions.   Florida
Rock Industries will continue to conduct mining operations on a portion of the property and pay royalties to FRP based on actual
tons mined.   In connection with the Joint Venture, the independent
directors of the Company also approved certain extensions of lease agreements with FRP on the Company's corporate headquarters in Jacksonville, Florida, the Astatula and Marion Sand mining
properties, also in Florida.   The Company and FRP also agreed that
a 2,500 acre tract of the Grandin mine property, in Florida, due to be released from the lease, will remain subject to the lease and available for future mining.

	Outlook. Our second quarter does not look to be as promising on a year over year basis as we had both incredible markets and favorable weather in the second quarter of fiscal 2006 when we achieved a then all-time quarterly earnings record. Nevertheless January aggregate price increases in most markets should offset to some degree the continuing trend of volume declines on the back of falling residential construction. For the coming quarter, residential demand continues to decline along with slight declines in non-residential. Improved highway spending in most markets is the one positive market demand force along with aggregates price improvements implemented January 1.

	For discussion of the issues surrounding the Miami quarry, refer to Note 12 to the Condensed Consolidated Financial Statements.

	We purchased cement and clinker for our cement grinding and import facilities, under a three year contract that expired at the
end of 2006.   Some of the purchases under the contract have been
extended into calendar 2007. These purchases have been at prices
below the current spot prices for the product.   The prices to be
paid upon the expiration of the contract will depend on market
prices for the product and shipping rates.   It is currently
estimated that after this contract and extensions expire, our cost of purchases could increase by $20-25 per ton.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes to the disclosures made in Form 10-K for the fiscal year ended September 30, 2006 on this matter.

Item 4.  Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Chief Accounting Officer ("CAO"), as appropriate, to allow timely decisions regarding required disclosure.
The Company also maintains a system of internal accounting controls over financial reporting that are designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.
All control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving the desired control objectives.
As of December 31, 2006, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.  Exhibits

The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page 22 this Form 10-Q.




                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 1, 2007                 FLORIDA ROCK INDUSTRIES, INC.


                                 JOHN D. BAKER II
                                 John D. Baker II
                                 President and Chief Executive
                                   Officer

                                 JOHN D. MILTON JR.
                                 John D. Milton, Jr.
                                 Executive Vice President,
                                   Treasurer and Chief Financial
                                   Officer

                                 WALLACE A. PATZKE, JR.
                                 Wallace A. Patzke, Jr.
                                 Vice President, Controller and
                                   Chief Accounting Officer

































        FLORIDA ROCK INDUSTRIES, INC.
	FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2006

	EXHIBIT INDEX

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