Form 10-Q
period 2007-03-31
FLORIDA ROCK INDUSTRIES INC
filed 2007-05-02
CIK 37651

UNITED STATES
	             SECURITIES AND EXCHANGE COMMISSION
	                 WASHINGTON, D.C.  20549
                                  FORM 10-Q
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated
filer, an accelerated filer or a non-accelerated filer.   See
definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer   X
Accelerated filer            Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as
defined by Rule 12b-2 of the Exchange Act).   Yes       No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2007: 65,949,537 shares of $.10 par value common stock.



FLORIDA ROCK INDUSTRIES, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2007


CONTENTS

                                                                  Page No.

Part I.  Financial Information

Item 1.  Financial Statements (unaudited)
   Condensed Consolidated Balance Sheets                               1
   Condensed Consolidated Statements of Income                         2
   Condensed Consolidated Statements of Cash Flows                     3
   Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial            15
	      Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   25

Item 4.  Controls and Procedures                                      25


Part II.  Other Information


Item 1.  Legal Proceedings                                            26

Item 1A. Risk Factors                                                 26

Item  4.  Submission of Matters to a Vote of Security Holders         30

Item 6.  Exhibits                                                     30

Signatures                                                            31

Exhibit 11   Computation of Earnings Per Common Share                 34

Exhibit 31(a)Certification of John D. Baker, II                       35

Exhibit 31(b)Certification of John D. Milton, Jr.                     36

Exhibit 31(c)Certification of Wallace A. Patzke, Jr.                  37

Exhibit 32   Certification under Section 906 of Sarbanes-Oxley Act    38
		       of 2002



















Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources, and competition and may be indicated by words or phrases such as "anticipate," "estimate," "plans," "project," "continuing," "ongoing," "expects," "contemplates," "management believes," "the Company believes," "the Company intends," and similar words
or phrases.   The following factors are among the principal factors that could cause actual results to differ materially from the forward-looking statements: availability and terms of financing; the weather and other natural phenomena; competition; levels of construction activity in the Company's markets; cement shipments and availability; fuel and electric costs; transportation costs; inflation; changes in interest rates; pricing; increasing healthcare costs; quality and quantities of the Company's aggregates reserves; residential and nonresidential construction; public spending for federal highways and infrastructure; governmental regulations; ocean shipping rates; and management's ability to determine appropriate sales mix, plant location and capacity utilization. Further, in addition to the factors relating to the merger with Vulcan Materials Company discussed in Part II, Item I.A. under the caption "Risk Factors", the following risks related to the businesses of Vulcan Materials Company, Florida Rock and the combined company following the merger, among others, could cause actual results to differ materially from those described in the forward-looking statements:

*	the possibility that the companies may be unable to obtain
shareholder or regulatory approvals required for the merger;
*	the possibility that problems may arise in successfully integrating the businesses of the two companies;
*	the possibility that the merger may involve unexpected costs;
*	the possibility that the combined company may be unable to achieve cost-cutting synergies;
*	the possibility that the businesses may suffer as a result of uncertainty surrounding the merger;
*	the outcome of pending legal proceedings; and
*	other risks and uncertainties.
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



                             PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	                    CONDENSED CONSOLIDATED BALANCE SHEETS
	                               (In thousands)
	                                 (Unaudited)

                                                March 31,     September 30,
                                                  2007            2006

ASSETS
Current assets:
 Cash and cash equivalents                     $   57,818           93,353
 Accounts receivable, less allowance
  for doubtful accounts of $2,790
  ($2,530 at September 30, 2006)                  148,356          150,088
 Inventories                                       54,648           53,015
 Deferred income taxes                              3,637            3,696
 Prepaid expenses and other                         8,171            5,039
  Total current assets                            272,630          305,191

Other assets                                       67,803           64,305
Goodwill                                          176,752          176,752
Property, plant and equipment, at cost:
 Depletable land                                  157,559          157,536
 Other land                                        84,966           81,839
 Plant and equipment                            1,054,207          966,363
 Construction in process                          121,350           81,976
                                                1,418,082        1,287,714
 Less accumulated depreciation,
  depletion and amortization                      616,330          597,702
  Net property, plant and equipment               801,752          690,012
                                               $1,318,937        1,236,260
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                              $   77,717           82,327
 Dividends payable                                  9,869                -
 Accrued payroll and benefits                      50,130           50,670
 Accrued insurance reserves, current portion        4,619            3,196
 Accrued liabilities, other                        10,838           11,794
 Long-term debt due within one year                 3,280            3,279
  Total current liabilities                       156,453          151,266

Long-term debt, excluding current installments     16,308           16,423
Deferred income taxes                              95,221           92,449
Accrued employee benefits                          22,572           22,329
Long-term accrued insurance reserves               18,723           19,423
Other accrued liabilities                          19,558           18,474
 Total liabilities                                328,835          320,364

Shareholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 150,000,000
  shares authorized, 65,949,337 shares
  (65,809,776 shares at September 30, 2006)         6,595            6,581
 Capital in excess of par value                    51,126           46,171
 Retained earnings                                935,579          884,763
 Less cost of treasury stock;                           -          (18,421)
  (478,390 shares at September 30, 2006)
 Accumulated other comprehensive loss, net of
   tax                                             (3,198)          (3,198)
  Total shareholders' equity                      990,102          915,896
                                               $1,318,937        1,236,260
See accompanying notes.



	                      FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	                           (In thousands except per share amounts)
	                                          (Unaudited)

                                   Three Months Ended      Six Months Ended
                                        March 31,             March 31,
                                     2007       2006       2007        2006

Net sales                          $242,806    354,500    529,865     652,334
Freight revenues                      6,581      9,587     14,871      18,005
  Total sales                       249,387    364,087    544,736     670,339

Cost of sales                       173,937    230,294    369,075     438,825
Freight expense                       6,336      9,720     15,124      18,116
  Total cost of sales               180,273    240,014    384,199     456,941

Gross profit                         69,114    124,073    160,537     213,398
Selling, general and administrative  28,533     34,192     57,022      62,964
Gain on sales of real estate             (4)      (495)    (3,976)     (1,691)
Operating profit                     40,585     90,376    107,491     152,125

Interest expense                        (11)         -       (103)       (259)
Interest expense                        774        592      2,059       1,328
Other income (expense), net            (529)        66        348       4,005

Income before income taxes           40,819     91,034    109,795     157,199
Provision for income taxes           14,609     33,224     39,306      57,374

Net income                         $ 26,210     57,810     70,489      99,825

Earnings per share:
 Basic                                $ .40        .88       1.08        1.52

 Diluted                              $ .39        .86       1.06        1.49

Cash dividend per common share        $ .15        .15        .30         .30

Weighted average shares used
in computing earnings per share:
 Basic                               65,557     65,680     65,447      65,618
 Diluted                             66,817     66,879     66,634      66,892


See accompanying notes.


                  FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        SIX MONTHS ENDED MARCH 31, 2007 AND 2006
	                            (In thousands)
	                              (Unaudited)

                                                   2007       2006
Cash flows from operating activities:
  Net income                                     $ 70,489   99,825
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization       38,742   35,592
    Deferred income tax provision (benefit)         2,831   (3,024)
    Provision for doubtful accounts                   240      520
    Gain on disposition of property, plant and
      equipment and other assets                   (5,808)  (5,624)
    Dividends from affiliates                           -      141
    Stock option expense                            2,693    2,640
  Net changes in operating assets and
     liabilities:
     Accounts receivable                            1,492  (35,801)
     Inventories                                   (1,633)  (1,098)
     Prepaid expenses and other                    (3,132)  (3,865)
     Accounts payable and accrued liabilities      (3,793)  22,341
     Other, net                                     1,869      255

 Net cash provided by operating activities        103,990  111,902

Cash flows from investing activities:
  Purchases of property, plant and equipment     (151,558) (77,953)
  Net proceeds from the sale of property, plant
   and equipment and other assets                  10,129    3,882
  Additions to other assets                        (6,965)  (5,780)
  Investment in and advances to joint ventures       (757)       -
  Business acquisition                                  -  (44,373)
  Collection of advances to affiliates                  -      229

Net cash used in investing activities            (149,151)(123,995)

Cash flows from financing activities:
  Repayment of long-term debt                        (113)    (144)
  Increase in short-term debt                           -       98
  Exercise of employee stock options                8,846    2,761
  Excess tax benefits from exercise of stock
   options                                         10,697    3,152
  Payment of dividends                             (9,804) (19,670)

Net cash provided by (used in) financing            9,626  (13,803)
  activities

Net decrease in cash and cash equivalents         (35,535) (25,896)

Cash and cash equivalents at beginning of period   93,353   68,921

Cash and cash equivalents at end of period      $  57,818   43,025


See accompanying notes.


                 FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                	(Unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Florida Rock Industries, Inc. and its consolidated subsidiaries (collectively, the "Company").
 These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2007. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. included in its Annual Report on Form 10-K for the year ended September 30, 2006.

(2)	Merger with Vulcan Materials Company

On February 19, 2007, the Company entered into a definitive Agreement and Plan of Merger, as amended by Amendment No. 1 to the Agreement and Plan of Merger dated as of April 9, 2007 (the "merger agreement"), with Vulcan Materials Company ("Vulcan") and certain other parties described below. The merger agreement provides that two newly formed subsidiaries of a new holding company will merge with the Company and Vulcan, respectively. As a result of these mergers, the Company and Vulcan each will become wholly owned subsidiaries of the new holding company ("Virginia Holdco, Inc." or "Holdco"), which will then be renamed Vulcan Materials Company. The Vulcan stock owned by Vulcan shareholders will be converted into shares of Holdco. The Company's shareholders will have the option to elect to receive $67.00 per share in cash for each Company share held, or 0.63 of a share of common stock of Holdco, subject to proration as described in the following paragraph.

The merger agreement provides that, in the aggregate, 70% of Florida Rock common stock issued and outstanding immediately prior to the completion of the merger will be converted into the right to receive cash consideration and the remaining 30% will be converted into the right to receive stock consideration.

The transaction is subject to the approval of a majority of the Company's shareholders, regulatory approvals, and other customary closing conditions. In connection with the merger, certain members and affiliates of the Baker family have entered into a support agreement requiring them to vote certain of their shares of Florida Rock common stock in favor of the Florida Rock merger.

Under the terms of the merger agreement, the Company may be required to pay Vulcan a termination fee in the amount of $135 million in cash in the following circumstances:

*	The merger agreement is terminated by Vulcan because
the Company's board of directors withdraws, modifies
or resolves to withdraw or modify its recommendation
to the Company's shareholders to approve the merger
agreement;
*	The merger agreement is terminated by Vulcan because
the Company fails to call the special meeting of shareholders to approve the merger agreement or fails to prepare and mail to shareholders the proxy statement/prospectus soliciting votes to approve the merger agreement;
*	The merger agreement is (1) terminated (a) by Vulcan
because the Company breaches the exclusivity
provisions of the merger agreement or (b) by either
the Company or Vulcan because the Company's
shareholders fail to approve the merger agreement and,
(2) prior to the shareholders meeting, a third party publicly announces a competing acquisition proposal for the Company and (3) within 12 months of the
termination of the merger agreement, the Company
enters into an agreement with respect to, or
completes, the acquisition proposal;
*	The merger agreement is (1) terminated (a) by either
the Company or Vulcan because the merger has not been completed before November 19, 2007 or (b) by Vulcan because of breach of certain representations or warranties in the merger agreement made by Florida
Rock and, (2) prior to the termination of the merger agreement, a third party publicly announces a competing acquisition proposal for the Company and (3) within 12 months of the termination of the merger agreement, the Company enters into an agreement with respect to, or completes, the acquisition proposal.

The transaction is expected to close sometime in the Company's fourth quarter of fiscal 2007. We have incurred
$3,000,000 in costs in the quarter ended March 31, 2007 related to legal, accounting and investment banking services in connection with the merger.

In connection with the merger and pursuant to the merger agreement, the Company and American Stock Transfer & Trust Company, as successor rights agent, entered into an amendment ("Amendment No. 1") to the Rights Agreement, dated as of May 5, 1999, by and between the Company and First Union National Bank (the "Rights Agreement"), which provides that neither the execution of the merger agreement nor the completion of the merger will trigger the provisions of the Rights Agreement.

The foregoing description of the merger agreement, support agreement, shareholders agreement and Amendment No. 1 to the Rights Agreement are qualified in their entirety by reference to the full text of such agreements, copies of which are filed as Exhibits 4 and 99a-c hereto, respectively and are incorporated herein by reference.

(3)	Stock Option Plan

	The Company uses the Black Scholes option-pricing model to determine fair value of stock options. The fair value of options granted during the three and six months of fiscal
2007 and 2006 was estimated using the following weighted average assumptions:

	                        Three Months        Six Months
                                   Ended               Ended
                                 March 31            March 31
	                       2007     2006       2007     2006

     Expected dividend yield    -      1.10%       1.39%    1.16%
     Expected volatility        -     34.48%      35.91%   34.25%
     Risk-free interest rate    -      4.57%       4.44%    4.48%
     Expected life of stock
       options-years            -    9 years    7.1 years  7.1 years

     Expected volatility is based on the Company's historical stock prices.

     The following table summarizes stock option activity for the six months ended March 31, 2007:

                                          Weighted    Weighted
                                          Average     Average     Aggregate
                                          Exercise    Remaining   Intrinsic
                               Options     Price       Life       Value

     Outstanding on
        September 30, 2006   3,630,626    $20.45

      Granted                  305,194     43.21
      Exercised               (617,951)    14.31
      Canceled                 (21,225)    38.24

      Outstanding on
        March 31, 2007       3,296,644    23.59       5.3     $144,048,000

      Exercisable on
        March 31, 2007        2,255,945    $16.63       4.0   $114,281,000


The weighted average grant-date fair value for the three months ended March 31, 2006 was $24.25. For the six months ended March 31, 2007 and 2006, the weighted average grant
date fair values were $17.04 and $20.95, respectively.   The
total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $30,317,000 and $6,548,000, respectively.

The total intrinsic value of options exercised during the six months ended March 31, 2007 and 2006 was $31,034,000 and $8,170,000, respectively. The total tax benefits for the six months ended March 31, 2007 were $11,850,000 of which $10,697,000 were excess tax benefits and reported as cash flows from financing activities.

For the three months ended March 31, 2007 and 2006, compensation cost related to stock-based awards was $1,141,000 and $1,270,000, respectively. Tax benefits recognized related to stock-based compensation for the three months ended March 31, 2007 and 2006 were $440,000 and $490,000, respectively.

For the six months ended March 31, 2007 and 2006, compensation cost related to stock-based awards was $2,693,000 and $2,640,000, respectively. Tax benefits recognized related to stock-based compensation for the six months ended March 31, 2007 and 2006 were $1,039,000 and $1,018,000, respectively.

As of March 31, 2007, there is $12,317,000 of unrecognized compensation expense related to nonvested option awards that is expected to be recognized over a weighted average period of 3.1 years. Under the merger agreement, the Company is required to cause each nonvested option award to become vested and fully exercisable at least ten business days prior to the deadline for shareholders to elect to receive cash or Holdco stock at which time any unrecognized compensation costs will be recorded. The merger agreement defines the election deadline as the date of the Florida Rock shareholders meeting, or if the closing date of the merger is more than four business days following the Florida Rock shareholders meeting, two business days preceding the merger closing date, or such other date on which the parties mutually agree.

(4)	New Accounting Pronouncements

In March 2005, the Emerging Issues Task Force reached a
consensus on Issue 04-6, "Accounting for Stripping Costs
Incurred during Production in the Mining Industry" ("EITF
04-6"). EITF 04-6 was effective for the Company beginning
October 1, 2006 and requires that stripping costs incurred
during the production phase of the mine be included in the
costs of the inventory produced during the period that the
stripping costs are incurred.   The Company previously
accounted for stripping costs consistent with the method prescribed by EITF 04-6, and as such, the adoption of EITF
04-6 did not affect the Company's consolidated financial statements.

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes," which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for the Company beginning October 1, 2007 and they are not expected to have a material effect on the Company's consolidated financial statements.

In June 2006, the FASB ratified EITF No. 06-3, "Disclosure Requirements for Taxes Assessed by a Government Authority on Revenue-Producing Transactions." EITF 06-3 requires disclosure of a company's accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenue and costs), EITF 06-3 also requires disclosure of the amount of taxes included in the financial statements. EITF 06-3 was effective for the Company beginning January 1, 2007 and did not have a material effect on the Company's consolidated financial statements. The Company records taxes collected on revenue producing activities on a net basis.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements," which requires registrants to consider the effect of all carryover and reversing effects or prior year misstatements when quantifying errors in current year financial statements. The cumulative effective of initial application is to be reported in the carrying amount of assets and liabilities as of the beginning of the fiscal year, and the offsetting is to be made to the opening balance of retained earnings for that year. The provisions of SAB 108 are effective for the Company's fiscal year ending September 30, 2007. The Company is in the process of evaluating the requirements of SAB 108 and has not yet determined the impact, if any, on its consolidated financial statements.

In September 2006, the FASB ratified EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4." This issue requires that the determination of the amount that could be realized under an insurance contract (1) consider any additional amounts (beyond cash surrender value) included in the contractual terms of the policy and (2) be based on assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. When it is probable that contractual restrictions would limit the amount that could be realized, such contractual limitations should be considered and any amounts recoverable at the insurance company's discretion should be excluded from the amount that could be realized. EITF 06-5 is effective for the Company beginning October 1, 2007 and the Company is evaluating the impact, if any, of this EITF on the consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115." This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). SFAS 159 is effective for the Company beginning October 1, 2009 and the Company is evaluating the impact of this Statement on its consolidated financial statements.

(5)	Asset Retirement Obligations

Asset retirement obligations are recorded for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

The analysis of asset retirement obligations for the six
months ended March 31, 2007 and 2006 is as follows (in
thousands):
                                            2007     2006

      Balance at beginning of period      $13,511   $9,060
      Additional liabilities                  468      489
      Cash flow revisions                     483        -
      Accretion of expenses                   355      231
      Payments/settlement of obligations     (926)     (56)
      Balance at end of period            $13,892    9,724

For the three months ended March 31, 2007 and 2006, expense related to the asset retirement obligation was $159,000 and $118,000, respectively. Expense related to the asset retirement obligation for the six months ended March 31, 2007 and 2006 was $410,000 and $231,000, respectively.

(6)	Inventories

       Inventories consisted of the following (in thousands):

   	                            March 31,     September 30,
                                      2007             2006

      Finished products            $ 30,754           29,312
      Raw materials                  11,492            9,232
      Work in progress                1,895            2,382
      Parts and supplies             10,507           12,089
                                   $ 54,648           53,015

The excess of current cost over the LIFO stated values of inventories was $12,489,000 at March 31, 2007 and $12,018,000 at September 30, 2006.

During the second quarter and first half of fiscal 2007, inventory costs increased, as quantities decreased. As a result, the change in the LIFO reserve increased cost of sales by $435,000 for the three months ended March 31, 2007 and $471,000 for the six months ended March 31, 2007.
During the second quarter of fiscal 2006, inventory quantities decreased slightly, while unit costs increased, resulting in a change in the LIFO reserve that increased cost of sales by $733,000 for the three months ended March
31, 2006 and $128,000 for the six months ended March 31, 2006.

(7) Property, Plant and Equipment - Depletable Land

  	Depletion of sand and stone deposits is determined on the basis of units of production in relation to estimated proven
reserves.   Proven reserves are estimated by our geologists
based upon results of sampling and other scientific methods
and techniques.   Depletion was $207,000 and $285,000 for
the three months ended March 31, 2007 and 2006. For the six months ended March 31, 2007 and 2006 depletion was $468,000 and $613,000. Units of production were 2,657,000 and 3,707,000 for the three months ended March 31, 2007 and 2006 and 6,011,000 and 7,251,000 for the six months ended March
31, 2007 and 2006.

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

Income taxes receivable were $33,341,000 at March 31, 2007 and $7,361,000 at September 30, 2006 and are included in accounts receivable in the condensed consolidated balance sheets.

(9)  Gains on Sale of Real Estate and Other Income

During the second quarter and first half of fiscal 2007, the Company sold real estate resulting in pre-tax gains of
$4,000 and $3,976,000, respectively.   The Company sold real
estate resulting in pre-tax gains of $495,000 and $1,691,000 for the three and six months ended March 31, 2006, respectively. Additionally during the first half of fiscal 2006, the Company exchanged parcels of land with another party in settlement of a lawsuit, resulting in a pre-tax gain of $2,838,000 which was recorded in other income.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                              Three Months Ended   Six Months Ended
                                  March 31,             March 31,
                               2007       2006     2007       2006

Net sales, excluding
  freight
   Construction aggregates  $ 81,279    98,944   173,460   183,431
   Concrete products         152,935   234,207   336,593   429,317
   Cement and calcium         41,935    65,256    90,129   119,322
   Intersegment sales        (33,343)  (43,907)  (70,317)  (79,736)

   Total net sales,
     excluding freight      $242,806   354,500   529,865   652,334


Operating profit,
   Construction aggregates  $ 18,384    29,451    43,062    50,052
   Concrete products          13,325    45,333    40,581    76,653
   Cement and calcium         12,103    25,257    31,669    40,358
   Corporate overhead         (3,227)   (9,665)   (7,821)  (14,938)
   Total operating
     Profit                 $ 40,585    90,376   107,491   152,125


      Identifiable assets, at quarter end
   Construction aggregates                                 533,815
   Concrete products                                       327,939
   Cement and calcium                                      282,639
   Unallocated corporate
     assets                                                100,578
   Cash items                                               57,818
   Investments in affiliates                                16,148

   Total identifiable
     Assets                                              1,318,937

Construction aggregates operating profit for the three months ended March 31, 2006 includes gains on the sale of real estate of $146,000. Operating profit for construction aggregates for the six months ended March 31, 2006 includes gains on the sale of real estate of $1,342,000.

Concrete products operating profit for the three and six months ended March 31, 2007 includes gains on the sale of real estate of $4,000. Concrete products operating profit for the three and six months ended March 31, 2006 includes gains on the sale of real estate of $350,000.

Cement and calcium operating profit for the six months ended
March 31, 2007 includes gains on the sale of real estate of $3,972,000.

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

(11)	Supplemental Disclosures of Cash Flow Information

Cash paid during the six months ended March 31, 2007 and 2006 for certain expense items are as follows (in thousands):

                                              2007       2006
      Interest expense, net of amount
       capitalized of $459 and $340        $    101       160
      Income taxes                         $ 29,369    62,801

The following schedule summarizes non-cash investing and financing activities for the six months ended March 31, 2007 and 2007 (in thousands):

                                              2007       2006

       Additions to property, plant
        and equipment from exchanges        $  291      3,665


(12)	Related Party Transaction

On October 4, 2006, the Company entered into a 50-50 joint venture with a subsidiary of Patriot Transportation Holding, Inc. ("FRP") to develop property near Brooksville, Florida. We contributed approximately 553 acres of land with a book value of $1,700,000 and FRP contributed approximately 3,433 acres of land which the Company leased from Patriot under a
long-term mining lease.   In addition, we contributed an
additional 288 acre parcel that we acquired in 2006, and FRP reimbursed us $3,018,000 for one-half of the acquisition costs of that parcel. The Company's investment in the joint venture is $4,892,000 as of March 31, 2007. The Company and FRP are each required to fund up to $2 million each in
additional capital contributions.   The Company will
continue to conduct mining operations on a portion of the property and pay royalties to FRP based on actual tons mined.

(13)	Contingent Liabilities

Following is a discussion of the more significant matters. In view of the inherent uncertainties, the outcome of any unresolved matters described below cannot be predicted at this time, nor can the amount of potential loss, if any, be reasonably estimated.

On March 22, 2006, the United States District Court for the Southern District of Florida ruled that the mining permit issued for our Miami quarry, as well as several permits issued to competitors in the same region, had been improperly issued. The Court remanded the permitting process to the U.S. Army Corps of Engineers for further review and consideration. To date, mining has been unaffected pending the outcome of a hearing which began in June, 2006 and ended December, 2006. All briefings were filed by the parties by the end of January, 2007.
The Court has not issued any rulings as to the remedy it intends to order at the conclusion of these proceedings.

The Court's ruling affects most of the twelve mining permits issued for Florida's Lake Belt region. We hold one of the twelve permits.

For the six months ended March 31, 2007, we sold
1,638,000 tons of aggregates from the Miami quarry, generating $18,421,000 in revenues. A significant portion of this volume is shipped by rail to Central and Northeast Florida and used in our concrete production facilities in Southeastern Florida, Central Florida and
Jacksonville. Our Miami quarry employs 98 persons and has property, plant and equipment of approximately
$73,689,000 of which $20,206,000 is land.

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

The Company and the members of its board of directors were named in a purported shareholder class action complaint filed in Florida state court (the Duval County
Circuit Court) on March 6, 2007, captioned Dillinger v.
Florida Rock, et al., Case No. 16-20007-CA-001906. The complaint seeks to enjoin the merger and alleges, among other things, that the directors have breached their fiduciary duties owed to the Company's shareholders by attempting to sell the Company to Vulcan for an inadequate price.

Under the terms of the merger agreement, the Company may be required to pay Vulcan a termination fee in the amount of $135 million in cash under certain circumstances.
Please refer to Note (2) for further discussion of the termination fee.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

       Merger with Vulcan Materials Company.  On February 19, 2007,
the Company entered into a definitive   Agreement and Plan of
Merger, as amended by Amendment No. 1 to the Agreement and Plan of Merger dated as of April 9, 2007, with Vulcan Materials
Company and certain other parties described below. The merger agreement provides that two newly formed subsidiaries of a new holding company will merge with the Company and Vulcan, respectively. As a result of these mergers, the Company and Vulcan each will become wholly owned subsidiaries of the new holding company ("Virginia Holdco, Inc." or "Holdco"), which will then be renamed Vulcan Materials Company. The Vulcan stock owned by Vulcan shareholders will be converted into shares of Holdco.
The Company's shareholders will have the option to elect to receive $67.00 per share in cash for each Company share held, or
0.63 of a share of common stock of Holdco, subject to proration as described in the following paragraph.

       The merger agreement provides that, in the aggregate, 70% of Florida Rock common stock issued and outstanding immediately prior to the completion of the merger will be converted into the right to receive cash consideration and the remaining 30% will be converted into the right to receive stock consideration.

       The transaction is subject to the approval of a majority of the Company's shareholders, regulatory approvals, and other customary closing conditions. In connection with the merger, certain members and affiliates of the Baker family have entered into a support agreement requiring them to vote certain of their shares of Florida Rock common stock in favor of the Florida Rock merger.

       Under the terms of the merger agreement, the Company may be required to pay Vulcan a termination fee in the amount of $135 million in cash in the following circumstances:

*	The merger agreement is terminated by Vulcan because
the Company's board of directors withdraws, modifies
or resolves to withdraw or modify its recommendation
to the Company's shareholders to approve the merger
agreement;
*	The merger agreement is terminated by Vulcan because
the Company fails to call the special meeting of shareholders to approve the merger agreement or fails to prepare and mail to shareholders the proxy statement/prospectus soliciting votes to approve the merger agreement;
*	The merger agreement is (1) terminated (a) by Vulcan
because the Company breaches the exclusivity
provisions of the merger agreement or (b) by either
the Company or Vulcan because the Company's
shareholders fail to approve the merger agreement and,
(2) prior to the shareholders meeting, a third party publicly announces a competing acquisition proposal for the Company and (3) within 12 months of the
termination of the merger agreement, the Company
enters into an agreement with respect to, or
completes, the acquisition proposal;
*	The merger agreement is (1) terminated (a) by either
the Company or Vulcan because the merger has not been completed before November 19, 2007 or (b) by Vulcan because of breach of certain representations or warranties in the merger agreement made by Florida
Rock and, (2) prior to the termination of the merger agreement, a third party publicly announces a competing acquisition proposal for the Company and (3) within 12 months of the termination of the merger agreement, the Company enters into an agreement with respect to, or completes, the acquisition proposal.

       The transaction is expected to close sometime in the
Company's fourth quarter of fiscal 2007.   We have incurred
$3,000,000 in costs in the quarter ended March 31, 2007 related to legal, accounting and investment banking services in connection with the merger.

       In connection with the merger and pursuant to the merger agreement, the Company and American Stock Transfer & Trust Company, as successor rights agent, entered into an amendment ("Amendment No. 1") to the Rights Agreement, dated as of May 5, 1999, by and between the Company and First Union National Bank, which provides that neither the execution of the merger agreement nor the completion of the merger will trigger the provisions of the Rights Agreement.

       The foregoing description of the merger agreement, support agreement and Amendment No. 1 to the Rights Agreement are qualified in their entirety by reference to the full text of such agreements, copies of which are filed as Exhibits (4), (99)(a),
(99)(b) and (99)(c) hereto, respectively and are incorporated herein by reference.

       On April 11, 2007, the Company received a request for additional information and documentary material (referred to as a "Second Request") from the United States Department of Justice (the "DOJ"), pursuant to the Hart-Scott-Rodino Antitrust Improvements Act, in connection with its contemplated acquisition by Vulcan. The Company is cooperating fully with the DOJ.

	Executive Overview. The Company is one of the nation's leading producers of construction aggregates, a major provider of ready-mix concrete and concrete products in the Southeastern and Mid-Atlantic States and a significant supplier of cement in Florida and Georgia. We operate through three business segments: construction aggregates, concrete products and cement and calcium. The construction aggregates segment is engaged in the mining, processing, distribution and sale of sand, gravel and crushed
stone.   The concrete products segment is engaged in production
and sale of ready-mix concrete, concrete block, prestressed
concrete as well as sales of other building materials.   The
cement and calcium products segment is engaged in the production and sale of Portland and masonry cement, the importation of cement and slag which are either sold or ground or blended and then sold and the sale of calcium products to the animal feed industry.

     This discussion should be read in conjunction with management's analysis included in the Form 10-K for the year ended September 30, 2006.

     For the contribution made to net sales and operating profit from each business segment, see Note 10 to the Condensed
Consolidated Financial Statements.

Our Business

     We are a major basic construction materials company
concentrating on growth markets in the Southeastern and Mid-
Atlantic States.   We operate in three business segments:
construction aggregates, cement and calcium products, and concrete products.

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

     Construction Activity.    In recent months residential
construction has declined dramatically in our Florida markets. During the second quarter, total volumes of ready-mix concrete declined 16.4% as compared to the first quarter of this year and 34.0% compared to the second quarter of last year. Concrete block volumes were down 21.9% as compared to the first quarter of this year and 50.4% compared to the second quarter of last year. We cannot estimate when the housing market will turn around and until residential construction recovers, volumes will continue to trail
last year's volumes.   These markets had enjoyed strong levels of
residential construction activity in recent years. Residential construction activity has been fueled by many factors, including migration into Florida and mortgage rates near historic lows. We expect this growth trend to continue in Florida over the long term due to projected population growth although it is more difficult to predict commercial construction activity and residential
construction activity in other states.   Construction activity in
our markets is affected by a number of factors, including population growth, economic conditions, interest rates and other factors.

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

     Cement Supplies.   Demand for cement products was strong
during fiscal 2005 but weakened in late fiscal 2006 as a result of
the slowdown in residential construction.   Demand continued to be
extremely weak in fiscal 2007.    As a result there is an excess
supply of cement in our southern markets.   Our cement plant at
Newberry has been shut down thirty-nine days during the months of January and March due to lack of storage for our inventory. Nevertheless, we expect long-term demand to be strong in our principal markets.


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

     In October 2005, a hurricane affected southern Florida and caused a disruption of business during the first quarter of fiscal
2006.   After the storm, the focus in that area was on restoring
conditions rather than commencing new construction.   Rail
operations were interrupted, resulting in restricted delivery of
product to our terminals.   This interruption caused a shortage of
aggregate productions in some parts of Florida which affected business in areas not affected by the hurricane. This resulted in a negative impact on sales volumes in our southern operations during the first quarter of fiscal 2006.

	Financial results are affected by planned maintenance at the cement plant since these costs, which can be significant, are expensed when incurred. The Company expensed planned maintenance of $2,600,000 in the first quarter and first half of fiscal 2007, as compared to $2,500,000 in first quarter and first half of fiscal 2006. The plant was shut down for thirteen days in fiscal 2007 and eleven days in fiscal 2006 for planned maintenance.
During the third quarter of fiscal 2007, planned maintenance is scheduled for eight days at an estimated cost of $1,800,000 as compared to eight days at a cost of $1,600,000 for the third quarter of last year. Planned maintenance costs typically result in an overhaul to the wear parts of the major operating components. Since the cement manufacturing process is continuous, the coordination of the repair to multiple components is paramount. Items that would typically be inspected, repaired and/or replaced during an outage would include: chain and belt conveyors, idlers, rollers, mill journals, impact hammers, grinding table liners, separator blades, mill liners, bearings, fans, ductwork, airslides, grinding media, refractory, castable and shell replacement.

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

	Operating Results.     For the second quarter of fiscal 2007,
which ended March 31, 2007, consolidated sales decreased 31.5% to $249,387,000 from $364,087,000 in the same quarter last year. The primary reason for the decline in revenues is volume decreases in all three of our business segments and lower sales prices for
cement.   The decrease in volumes was due to the slow down in the
construction markets with the most notable being the residential
markets.    These decreases were partially offset by higher
average selling prices in our aggregate segment and the higher average selling price of ready-mix concrete.

In our aggregates segment, revenues decreased as a result of volume declines of 27.7% at our producing locations and 19.6% at
our distribution terminals.   Partially offsetting these volumes
declines, sales prices at both our producing and brokerage locations increased approximately 16.5% over the same quarter last year.

In our concrete products segment, revenues declined primarily as a result of a 34.0% decrease in ready-mix volumes, a 50.4% decrease in block volumes and a 1.8% decrease in the sales price of
concrete block.   These decreases were partially offset by an
increase in the average selling price of ready-mix concrete of 5.7%.

Our cement and calcium segment revenues also declined as a result of a 34.7% decrease in cement volumes and a 3.0% decrease in the average selling price of cement.

For the first six months of fiscal 2007, consolidated sales decreased 18.7% to $544,736,000 from $670,339,000 for the same period last year. The decrease in sales was due to decreased revenues in all three segments due to lower volumes, partially offset by higher average selling prices.

Revenues in the concrete products segments decreased due to decreased volumes of concrete block of 41.5% and ready-mix
concrete of 24.0%.   These decreases were partially offset by
higher average selling price of ready-mix concrete of 9.5% and concrete block of 3.4%.

Revenues in the aggregates segment decreased as a result of a
17.1% decrease in volumes partially offset by a 17.8% increase in
the average selling price.   The volume decreases were experienced
in both our southern and northern operations.

Revenues decreased in the cement and calcium segment from lower volumes (27.3%) partially offset by a higher average selling price (4.5%).

Gross profit for the second quarter of fiscal 2007 decreased 44.3% to $69,114,000 from $124,073,000 for the same period last year. Gross profit margin for the second quarter of fiscal 2007 decreased to 27.7% from 34.1% for the same period last year.
Gross profit and margins decreased in all three segments. Our business is capital intensive resulting in significant fixed
costs.   When we experience these levels of decreases in volumes,
it will cause a significant decrease in our gross profit margin and gross profit. The construction aggregates segment declines were primarily a result of reduced volumes, higher depreciation expense and high fixed costs. The cement and calcium declines were primarily a result of reduced volumes and the high fixed costs. The concrete products decline resulted from reduced volumes and the high fixed costs. On a consolidated basis, an increase in depreciation and amortization of $2,165,000 adversely affected gross profit.

Gross profit for the first six months of fiscal 2007 decreased 24.8% to $160,537,000 from $213,398,000 for the same quarter last
year.   Gross margin for the first six months of fiscal 2007
decreased to 29.5% from 31.8% for the same period last year.
Gross profit and margin declined in all three segments.   The
decline in the cement and calcium segment is due to lower volumes and high fixed costs. These declines were partially offset by
higher average selling prices.   The decline in gross profit in
the concrete products segment was due to lower volume and high fixed costs, partially offset by higher sales prices as discussed
above.   Gross profit in the aggregates segment declined as a
result of volume decreases discussed above, higher depreciation expenses and high fixed costs partially offset by higher average selling prices.

Selling, general and administrative (SGA) expenses on a consolidated basis for the second quarter of fiscal 2007 decreased to $28,533,000 as compared to $34,192,000 last year constituting 11.4% of sales as compared to 9.4% last year. The percentage increase resulted from decreased revenues. The decrease in the dollar amount is primarily attributable to a $8,743,000 decrease in profit sharing and management incentive program (which is linked to profitability before real estate gains) partially offset by $3,000,000 of expenses related to the merger with Vulcan. SGA
expenses increased slightly for all three business segments.   For
corporate overhead, SGA expense decreased as a result of lower profit sharing expense and lower risk insurance expense partially offset by merger costs.

SGA on a consolidated basis for the first six months of fiscal 2007 decreased to $57,022,000 as compared to $62,964,000 last year
constituting 10.5% of sales as opposed to 9.4% last year.      The
decrease in the dollar amount is primarily attributable to a $8,080,000 decrease in profit sharing and management incentive program (which is linked to profitability before real estate gains) partially offset by $3,000,000 of merger expenses. SGA expenses for each of the business segments increased slightly.
For corporate overhead, SGA expenses decreased as a result of profit sharing and management incentive compensation, partially offset by merger expenses.

Consolidated operating profit decreased to $40,585,000 in the second quarter of 2007 as compared to $90,376,000 for the same period last year. Included in operating profit are real estate
gains of $4,000 as compared to $495,000 last year.    Operating
profit for the Aggregates group decreased to $18,384,000 from $29,451,000 last year. This was primarily due to the decrease in
volumes.   For the Concrete Products segment operating profit
decreased to $13,325,000 from $45,333,000 last year.   This was
due to a decrease in ready-mix and block volumes, partially offset by increased selling prices in ready-mix. For the Cement and Calcium segment operating profit decreased to $12,103,000 from $25,257,000 last year.

Consolidated operating profit decreased to $107,491,000 in the first six months of fiscal 2007 as compared to $152,125,000 for the same period last year. Gains on sale of real estate this year
were $3,976,000 as compared to $1,691,000 last year.   Operating
profit for the Aggregates group decreased to $43,062,000 from $50,052,000 last year, due to the decrease in volumes. In addition the first half of 2007 did not include any real estate gains as compared to $1,342,000 last year. For the concrete products segment operating profit decreased to $40,581,000 from $76,653,000 last year. This was due to a 24.0% decrease in ready-mix volumes
and 41.5% decrease in block volumes.    For the Cement and Calcium
segment operating profit decreased to $31,669,000 from $40,358,000 last year. This decrease was due to a 27.3% decrease in volumes, partially offset by increased SGA expenses.

Interest expense for the first six months of fiscal 2007 decreased to $103,000 as compared to $259,000 for the same period last year. The decrease is attributable to lower secured debt outstanding partially offset by a slight increase in average interest rates and the capitalization of interest.

Interest income for the second quarter of fiscal 2007 increased to $774,000 as compared to $592,000 for the same quarter last year. This was due to average excess cash available for investment being greater this year. Interest income for the first six months of fiscal 2007 increased to $2,059,000 from $1,242,000 for the same
period last year.    At March 31, 2007, the Company had
$57,818,000 of cash. During April 2007, this amount decreased substantially as a result of capital expenditures and lower sales volumes. As a result, interest income for the balance of fiscal 2007 will be decreasing.

Included in other income is equity in operating results of our 50%
owned joint ventures.   The equity in these ventures was a loss of
$1,086,000 for the second quarter of fiscal 2007 as compared to a loss of $550,000 last year. The equity in these ventures was a loss of $846,000 for the first six months of fiscal 2007 as compared to a loss of $191,000 last year. Other income in 2006 also includes a gain of $2,838,000 from an exchange of real estate resulting from the settlement of a lawsuit.

Income tax expense decreased $18,615,000 for the second quarter of
fiscal 2007 compared to the same period last year.   This is due
to lower income before taxes and lower effective income tax rate this year. The effective income tax rate this year is 35.8% as compared to 36.5% last year. Likewise, income tax expense decreased $18,068,000 for the first six months of fiscal 2007 as compared to the same period last year. The decrease in the effective income tax rate was due to decreased contribution to earnings from the Concrete Products business segment which is not subject to percentage depletion.

Net earnings for the second quarter of fiscal 2007 were
$26,210,000 as compared to $57,810,000 last year.   Included in
net earnings for this quarter is the gain on sale of real estate of $4,000 pre-tax ($2,600 after tax) as compared to a pre-tax gain on real estate of $495,000 ($314,000 after tax) in 2006.

Net earnings for the first six months of fiscal 2007 were
$70,489,000 as compared to $99,825,000 last year.   Included in
net earnings for this year is the gain on sale of real estate of $3,976,000 pre-tax ($2,553,000 after tax), as compared to a gain on sale of real estate of $1,691,000 pre-tax ($1,074,000 after tax), and other income of $2,838,000 ($1,802,000 after tax) from an exchange of real estate last year.

	Liquidity and Capital Resources.   For the first six months
of fiscal 2007, cash provided by operating activities of $103,990,000, exercise of stock options of $19,543,000 and proceeds from sales of assets of $10,129,000 along with cash available at the beginning of the period, funded purchases of property, plant and equipment of $151,558,000.

The merger agreement contains two provisions that may impact liquidity. First, the merger agreement restricts the use of our $200 million line of credit facility so that no more than $100 million may be outstanding at any time. At present, we anticipate that internally, cash generated by operating activities and the reduced amount available for use under the line of credit will be sufficient to allow us to satisfy our working capital needs and fund our capital expenditures during the balance of the fiscal year. Second, the merger agreement requires us to pay to Vulcan a $135 million termination fee under certain circumstances if the merger agreement is terminated.

Operating Activities
During the first six months of fiscal 2007, cash flow provided by operations decreased as compared to the same period last year primarily due to lower net income and a decrease in accounts payable versus an increase last year, higher depreciation and amortization and an increase in deferred taxes, partially offset by slightly lower accounts receivable versus an increase last year.

Investing Activities
For the first six months of fiscal 2007, cash flow used in
investing activities was $149,151,000.   This resulted from
purchases of property, plant and equipment of $151,558,000, and $6,965,000 increase in other assets. Proceeds from sales of property, plant and equipment and other assets were $10,129,000.

Financing Activities
Cash flow provided by financing activities was $9,626,000 for the first six months of fiscal 2007, primarily from the proceeds from stock option exercises.

Cash generated by operating activities is used to fund the capital expenditure program and dividend payments, and any excess cash, is used to reduce revolving credit facilities or other debt obligations. If there is a shortfall, borrowings are made under the revolving credit facilities. Based on current expectations, management believes that its internally generated cash flow and access to existing credit facilities are sufficient to meet the liquidity requirements necessary to fund operations, capital
requirements, debt service and future dividend payments.   At
March 31, 2007, there was $250,000,000 available under a long-term revolver and $35,000,000 available under overnight lines of credit. In addition, there is approximately $29,000,000 that could be borrowed under insurance policies.

Working capital at March 31, 2007 was $116,177,000 as compared to
$153,925,000 at September 30, 2006.   The major reason was a
reduction in cash which was used to fund capital expenditures.

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

On October 4, 2006, the Company entered into a 50-50 joint venture with a subsidiary of Patriot ("FRP") to develop property near Brooksville, Florida. We contributed approximately 553 acres of land with a book value of $1,700,000 and FRP contributed approximately 3,433 acres of land which the Company leased from
Patriot under a long-term mining lease.   In addition, we
contributed an additional 288 acre parcel that we acquired in 2006, and FRP reimbursed us $3,018,000 for one-half of the acquisition costs of that parcel. The Company's investment in the joint venture is $4,892,000 as of March 31, 2007. The Company and FRP are each required to fund up to $2 million each in additional
capital contributions.   The Company will continue to conduct
mining operations on a portion of the property and pay royalties to FRP based on actual tons mined.

	Outlook. Our demand levels are significantly below the record levels of a year ago, but permits for Florida residences show a positive trend and the Dodge reports for our markets show improved non-residential construction activity over year-ago levels.
Highway and infrastructure spending remains strong; nevertheless, our volumes will remain below year-ago levels until the excess residential inventory is absorbed. We continue to be optimistic about our markets and the incredible long term future they hold.

	For discussion of the issues surrounding the Miami quarry, refer to Note 13 to the Condensed Consolidated Financial
Statements.


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

Item 4.  Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and Chief Accounting Officer ("CAO"), as appropriate, to allow timely decisions regarding required disclosure.
The Company also maintains a system of internal accounting controls over financial reporting that are designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.
All control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving the desired control objectives.
As of March 31, 2007, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company's internal controls over financial reporting during the first quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and the members of its board of directors were named in a purported shareholder class action complaint filed in Florida state court (the Duval County Circuit Court) on March 6, 2007, captioned Dillinger v. Florida Rock, et al., Case No. 16-20007-CA-001906. The complaint seeks to enjoin the merger and alleges, among other things, that the directors have breached their fiduciary duties owed to the Company's shareholders by attempting to sell the Company to Vulcan for an inadequate price.

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

Failure to complete the Merger with Vulcan could materially adversely affect our results of operations and our stock price. On February 19, 2007, we entered into an Agreement and Plan of Merger with Vulcan Materials Company and certain related parties. Completion of the merger is subject to approval by our shareholders, regulatory approvals, and other customary closing conditions. We cannot assure you that these conditions will be met or waived, that necessary approvals will be obtained, or that we will be able to successfully complete the merger as currently contemplated under the merger agreement or at all.
 If the merger is not completed:

*	We may not realize any or all of the potential benefits of
the merger, including any synergies that could result from
combining the financial and proprietary resources of us and
Vulcan;
*	We will remain liable for significant transaction costs,
including legal, accounting, financial advisory and other
costs relating to the merger;
*	Under certain circumstances, we may have to pay a
termination fee to Vulcan in the amount of $135 million;
*	The attention of our management and our employees may be
diverted from day-to-day operations;
*	Our customers may seek to modify or terminate existing
agreements, or prospective customers may delay entering into new agreements or purchasing our products as a result of the announcement of the merger; and
*	Our ability to attract new employees and retain our existing employees may be harmed by uncertainties associated with the merger.

The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price.

Florida Rock shareholders may not receive the form of merger consideration that they elect for all their shares and may receive in part a form of consideration that has lower value. The merger agreement contains provisions that are designed to ensure that, in the aggregate, 70% of Florida Rock shares will be converted into cash and 30% of Florida Rock shares will be converted into Holdco common shares.
 The value of the share consideration at the time of the merger may be higher than the value of the cash consideration at such time, or vice versa. If elections are made by Florida Rock shareholders to receive more cash or more shares of Holdco than these percentages, either those electing to receive cash or those electing to receive shares of Holdco, respectively, will have the consideration of the type they selected reduced by a pro rata amount, and will receive a portion of their consideration in the form that they did not elect to receive. Accordingly, it is likely that a substantial number of Florida Rock shareholders will not receive a portion of the merger consideration in the form that they elect and that the consideration they do receive will have a lower value than what they elected to receive.

Because the exchange ratio is fixed, the market value of Holdco common stock issued to Florida Rock shareholders may be less than the value of their shares of Florida Rock common stock. Florida Rock shareholders who receive shares in the Florida Rock merger will receive a fixed number of shares of common stock of Holdco rather than a number of shares with a particular fixed market value. The market values of Vulcan and Florida Rock common stock at the time of the merger may vary significantly from their prices on the date the merger agreement was executed, the date of the proxy statement/prospectus or the date on which Florida Rock shareholders vote on the Florida Rock merger. Because the exchange ratio will not be adjusted to reflect any changes in the market value of Vulcan or Florida Rock common stock, the market value of the Holdco common stock issued in the Florida Rock merger and the Florida Rock common stock surrendered in the Florida Rock merger may be higher or lower than the values of such shares on such earlier dates, and may be higher or lower than the $67.00 to be paid to Florida Rock shareholders in the cash portion of the Florida Rock merger.
Stock price changes may result from a variety of factors, including changes in their businesses and operations, and other factors that are beyond the control of Vulcan and Florida Rock, including changes in their business prospects, regulatory considerations and general and industry specific market and economic conditions. Neither Vulcan nor Florida Rock is permitted to terminate the merger agreement solely because of changes in the market price of either party's common stock.

If Florida Rock shareholders deliver their Florida Rock shares to the exchange agent to make an election, they will not be able to sell those shares, unless they revoke their election prior to the election deadline or the merger agreement is terminated. The deadline for making a cash or share election for Florida Rock shares is the day of the special meeting of Florida Rock shareholders to vote on approval of the merger agreement, unless the completion of the Florida Rock merger will occur more than four business days following the date of this special meeting, in which case the election deadline will be extended until two business days before the completion of the Florida Rock merger. After the shareholder submits a form of election, under the terms of the election, the shareholder will not be able to sell any Florida Rock shares covered by the form of election, regardless of whether those shares are held in certificated or book-entry form, unless the shareholder revokes the election before the deadline by providing written notice to the exchange agent. If the election is not revoked, the shareholder will not be able to sell the Florida Rock shares covered by a form of election prior to completion of the Florida Rock merger. In the time between submission of a form of election and the completion of the Florida Rock merger, the trading price of Florida Rock common stock may change, and the shareholder might otherwise want to sell Florida Rock shares covered by a form of election to gain access to cash, make other investments, or reduce the potential for an adverse change in the value of the investment.

We may fail to realize the anticipated benefits of the merger, which could adversely affect the value of Holdco stock. The merger involves the integration of two companies that have previously operated independently. Vulcan and Florida Rock expect the combined company to result in financial and operational benefits, including enhanced earnings growth, overhead savings, operating cost savings and other synergies. However, to realize the anticipated benefits from the merger, we must successfully combine the businesses of Vulcan and Florida Rock in a manner that permits this earnings growth and cost savings. In addition, we must achieve these savings without adversely affecting revenues. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

The failure to integrate successfully Vulcan's and Florida Rock's businesses and operations in the expected timeframe may adversely affect Holdco's future results. Vulcan and Florida Rock have operated and, until the completion of the merger, will continue to operate, independently. Vulcan and Florida Rock will face significant challenges in consolidating functions, integrating their organizations, procedures and operations in a timely and efficient manner and retaining key Vulcan and Florida Rock personnel. The integration of Vulcan and Florida Rock will be costly, complex and time consuming.

The integration process and other disruptions from the merger transaction could be more costly than we expect or result in the loss of key employees, the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, employees and others with whom we have business dealings or to achieve the anticipated benefits of the merger.

Integrating Vulcan and Florida Rock may divert management's attention away from operations. Successful integration of Vulcan's and Florida Rock's organizations, procedures and operations may place a significant burden on the managements of Vulcan and Florida Rock and their internal resources. The integration efforts could divert management's focus and resources from other strategic opportunities and from operational matters during the integration process.

Officers and directors of Florida Rock have certain interests in the Florida Rock merger that are different from, or in addition to, interests of Florida Rock shareholders. These interests may be perceived to have affected their decision to support or approve the Florida Rock merger. Florida Rock officers and directors have certain interests in the Florida Rock merger that are different from, or in addition to, interests of Florida Rock shareholders. These interests include, but are not limited to, the treatment of stock options held by directors and executive officers of Florida Rock in the Florida Rock merger (including the acceleration of stock options), the vesting and accelerated payment of certain retirement benefits and the potential payment of certain severance benefits to executive officers, the continued employment after the merger of Thompson S. Baker II as President of the Florida Rock division of Holdco, John D. Baker II's service as a director of Holdco after the merger, the possible purchase by Edward L. Baker and John D. Baker II from Florida Rock of a 6,300 acre property prior to the merger, the support agreement between Vulcan and certain members and affiliates of the Baker family, the shareholders agreement among Vulcan, Holdco and certain members and affiliates of the Baker family, and the indemnification of former Florida Rock officers and directors by Holdco.

Vulcan's incurrence of additional debt to pay the cash portion of the merger consideration will significantly increase Vulcan's interest expense, financial leverage and debt service requirements. Vulcan anticipates borrowing approximately $3.3 billion to $3.4 billion in order to pay for Florida Rock common stock and acquisition related transaction costs. Incurrence of this new debt will significantly increase the combined company's leverage. While management believes Holdco's cash flows will be more than adequate to service this debt, there may be circumstances in which required payments of principal and/or interest on this new debt could adversely affect Holdco's cash flows and operating results, and therefore the market price of Holdco stock.

Florida Rock and Vulcan may not be able to obtain the regulatory approvals required to consummate the merger unless they agree to material restrictions or conditions. Completion of the merger is conditioned upon the receipt of all required governmental consents and authorizations, including under the Hart-Scott-Rodino Act. Vulcan and Florida Rock intend to pursue all of these consents and authorizations as required by and in accordance with the terms of the merger agreement. Complying with requests from governmental agencies, including requests for additional information and documents, could delay consummation of the merger. In connection with granting these consents and authorizations, governmental authorities may require divestitures of Vulcan or Florida Rock assets or seek to impose conditions on Holdco's operations after completion of the merger. Such divestitures or conditions may jeopardize or delay completion of the merger or may reduce the anticipated benefits of the merger.

The merger agreement contains provisions that could affect the decisions of a third party considering making an alternative acquisition proposal to the Florida Rock merger. Under the terms of the merger agreement, Florida Rock will be required to pay to Vulcan a termination fee of $135 million if the merger agreement is terminated under certain circumstances. In addition, the merger agreement limits the ability of Florida Rock to initiate, solicit, encourage or facilitate certain acquisition or merger proposals from a third party.
 These provisions could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with Florida Rock and could deter such party from making a competing acquisition proposal.

Former Florida Rock shareholders who become shareholders of Holdco will be governed by the restated certificate of incorporation and restated by-laws of Holdco. Florida Rock shareholders who receive Holdco common stock in the Florida Rock merger will become Holdco shareholders and their rights as shareholders will be governed by the restated certificate of incorporation and restated by-laws of Holdco and New Jersey corporate law. As a result, there will be material differences between the current rights of Florida Rock shareholders and the rights they can expect to have as Holdco shareholders.

A purported shareholder class action complaint has been filed against Florida Rock and the members of its board of directors challenging the merger, and an unfavorable judgment or ruling in this lawsuit could prevent or delay the consummation of the merger and result in substantial costs. Florida Rock and the members of its board of directors were named in a purported shareholder class action complaint filed in Florida state court (the Duval County Circuit Court) on March 6, 2007, captioned Dillinger v. Florida Rock, et al., Case No. 16-20007-CA-001906. The complaint seeks to enjoin the merger, and alleges, among other things, that the directors have breached their fiduciary duties owed to Florida Rock shareholders by attempting to sell Florida Rock to Vulcan for an inadequate price.

Florida Rock is obliged under certain circumstances to indemnify and hold harmless each director and officer from and against any and all claims and liabilities to which such director shall have become subject by reason of being a director, to the full extent permitted under Florida law. An adverse outcome in this lawsuit could prevent or delay the consummation of the merger and result in substantial costs to Florida Rock and/or Vulcan. It is also possible that other similar lawsuits may be filed in the future. Florida Rock cannot reasonably estimate any possible loss from current or future litigation at this time.

Item 4.  Submission of Matters to a Vote of Security Holders

On February 7, 2007, the Company held its annual shareholders meeting. At the meeting, the shareholders elected the following directors by the vote shown.

	               Term      Votes      Votes     Brokers
	               Ending    For        Withheld  Non-Votes
Thompson S. Baker II    2010   60,216,923    768,373       -
John A. Delaney         2010   60,759,411    225,884       -
Luke E. Fichthorn III   2010   59,602,875  1,382,421       -
Francis X. Knott        2010   60,768,870    216,426       -

The directors whose terms of office as a director have continued after the meeting are John D. Baker II, A.R. Carpenter, Robert P. Crozer and William P. Foley II for terms expiring in 2008 and Edward L. Baker, John D. Milton, Jr., J. Dix Druce Jr. and William
H. Walton III for terms expiring in 2009.

At the meeting, the shareholders also ratified the appointment by the audit committee of the board of directors of the Company of KPMG LLP as the Company's independent registered public accounting firm for fiscal year 2007.

Item 6.  Exhibits

The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page 32 of this Form 10-Q.




                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 2, 2007                      FLORIDA ROCK INDUSTRIES, INC.


                                 JOHN D. BAKER II
                                 John D. Baker II
                                 President and Chief Executive
                                   Officer

                                 JOHN D. MILTON JR.
                                 John D. Milton, Jr.
                                 Executive Vice President,
                                 Treasurer and Chief Financial
                                   Officer

                                 WALLACE A. PATZKE, JR.
                                 Wallace A. Patzke, Jr.
                                 Vice President, Controller and
                                   Chief Accounting Officer

































        FLORIDA ROCK INDUSTRIES, INC.
	FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

	EXHIBIT INDEX

(4)	Amendment No. 1 to Rights Agreement, dated
February 19, 2007, between Florida Rock
Industries, Inc. and American Stock Transfer &
Trust Company, incorporated by reference to an exhibit previously filed with Form 8-K filed on February 21, 2007. File No. 1-7159.

(10)   	Form of Indemnification Agreement between
Florida Rock Industries, Inc. and each of its executive officers and directors.

(11)   	Computation of Earnings Per Common Share.

(14)	Financial Code of Ethical Conduct.
Previously filed with Form 10-K for the fiscal
year ended 	September 30, 2003.File No. 1-7159

(31)(a)	Certification of John D. Baker, II

(31)(b)	Certification of John D. Milton, Jr.

(31)(c)	Certification of Wallace A. Patzke, Jr.

(32)	Certification under Section 906 of Sarbanes-
Oxley Act of 2002

(99)(a)	Agreement and Plan of Merger, dated as of
February 19, 2007, by and among Vulcan
Materials Company, Florida Rock Industries,
Inc., Virginia Holdco, Inc., Virginia Merger
Sub, Inc. and Fresno Merger Sub, Inc.,
incorporated by reference to an exhibit
previously filed with Form 8-K filed on
February 21, 2007.  File No. 1-7159.

(99)(b)	Amendment No. 1 to the Agreement and Plan of
Merger, dated as of April 9, 2007, by and among Vulcan Materials Company, Florida Rock
Industries, Inc., Virginia Holdco, Inc.,
Virginia Merger Sub, Inc. and Fresno Merger
Sub, Inc.

(99)(c)	Support Agreement, dated as of February 19,
2007, by and among Vulcan Materials Company,
Baker Holdings, L.P., Edward L. Baker Living
Trust, Edward L. Baker, John D. Baker II
Living Trust and Anne D. Baker Living Trust, incorporated by reference to an exhibit previously filed with Form 8-K filed on February 21, 2007. File No. 1-7159.