Form 10-Q
period 2007-06-30
FLORIDA ROCK INDUSTRIES INC
filed 2007-07-31
CIK 37651

UNITED STATES
	            SECURITIES AND EXCHANGE COMMISSION
	                 WASHINGTON, D.C.  20549
                                 FORM 10-Q
(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarterly Period Ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 2007: 66,690,854 shares of $.10 par value common stock.




FLORIDA ROCK INDUSTRIES, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2007


CONTENTS

                                                                  Page No.

Part I.  Financial Information

Item 1.  Financial Statements (unaudited)
   Condensed Consolidated Balance Sheets                               1
   Condensed Consolidated Statements of Income                         2
   Condensed Consolidated Statements of Cash Flows                     3
   Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial            15
	      Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   25

Item 4.  Controls and Procedures                                      25


Part II.  Other Information


Item 1.  Legal Proceedings                                            25

Item 1A. Risk Factors                                                 26

Item 6.  Exhibits                                                     31

Signatures                                                            32

Exhibit 11   Computation of Earnings Per Common Share                 34

Exhibit 31(a)Certification of John D. Baker, II                       35

Exhibit 31(b)Certification of John D. Milton, Jr.                     36

Exhibit 31(c)Certification of Wallace A. Patzke, Jr.                  37

Exhibit 32   Certification under Section 906 of Sarbanes-Oxley Act    38
		       of 2002



















Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources, and competition and may be indicated by words or phrases such as "anticipate," "estimate," "plans," "project," "continuing," "ongoing," "expects," "contemplates," "management believes," "the Company believes," "the Company intends," and similar words
or phrases.   The following factors are among the principal factors that could cause actual results to differ materially from the forward-looking statements: availability and terms of financing; the weather and other natural phenomena; competition; levels of construction activity in the Company's markets; cement shipments and availability; fuel and electric costs; transportation costs; inflation; changes in interest rates; pricing; increasing healthcare costs; quality and quantities of the Company's aggregates reserves; residential and nonresidential construction; public spending for federal highways and infrastructure; governmental regulations and court constructions of same; resolution of Miami Lake Belt litigation; ocean shipping rates; and management's ability to determine appropriate sales mix, plant location and capacity utilization. Further, in addition to the factors relating to the merger with Vulcan Materials Company discussed in Part II, Item I.A. under the caption "Risk Factors", the following risks related to the businesses of Vulcan Materials Company, Florida Rock and the combined company following the merger, among others, could cause actual results to differ materially from those described in the forward-looking statements:

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



                             PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	                      CONDENSED CONSOLIDATED BALANCE SHEETS
	                                 (In thousands)
	                                   (Unaudited)

                                                June 30,      September 30,
                                                  2007            2006

ASSETS
Current assets:
 Cash and cash equivalents                     $   41,570           93,353
 Accounts receivable, less allowance
  for doubtful accounts of $2,790
  ($2,816 at September 30, 2006)                  155,368          150,088
 Inventories                                       55,722           53,015
 Deferred income taxes                              4,814            3,696
 Prepaid expenses and other                         6,169            5,039
  Total current assets                            263,643          305,191

Other assets                                       68,614           64,305
Goodwill                                          176,752          176,752
Property, plant and equipment, at cost:
 Depletable land                                  157,729          157,536
 Other land                                        84,770           81,839
 Plant and equipment                            1,074,921          966,363
 Construction in process                          139,681           81,976
                                                1,457,101        1,287,714
 Less accumulated depreciation,
  depletion and amortization                      626,919          597,702
  Net property, plant and equipment               830,182          690,012
                                               $1,339,191        1,236,260
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                              $   68,651           82,327
 Dividends payable                                 10,000                -
 Accrued payroll and benefits                      28,512           50,670
 Accrued insurance reserves, current portion        5,859            3,196
 Accrued liabilities, other                        16,664           11,794
 Long-term debt due within one year                 3,281            3,279
  Total current liabilities                       132,967          151,266

Long-term debt, excluding current installments     16,250           16,423
Deferred income taxes                              96,965           92,449
Accrued employee benefits                          22,603           22,329
Long-term accrued insurance reserves               18,375           19,423
Other accrued liabilities                          20,541           18,474
 Total liabilities                                307,701          320,364

Shareholders' equity:
 Preferred stock, no par value; 10,000,000
  shares authorized, none issued                        -                -
 Common stock, $.10 par value; 150,000,000
  shares authorized, 66,690,854 shares
  (65,809,776 shares at September 30, 2006)         6,669            6,581
 Capital in excess of par value                    66,404           46,171
 Retained earnings                                961,615          884,763
 Less cost of treasury stock;                           -          (18,421)
  (478,390 shares at September 30, 2006)
 Accumulated other comprehensive loss, net of
   tax                                             (3,198)          (3,198)
  Total shareholders' equity                    1,031,490          915,896
                                               $1,339,191        1,236,260
See accompanying notes.



	                        FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	                            (In thousands except per share amounts)
	                                            (Unaudited)

                                   Three Months Ended      Nine Months Ended
                                        June 30,               June 30,
                                     2007       2006       2007        2006

Net sales                          $267,340    349,333    797,205   1,001,667
Freight revenues                      8,291     11,660     23,162      29,665
  Total sales                       275,631    360,993    820,367   1,031,332

Cost of sales                       182,627    227,820    551,702     666,645
Freight expense                       8,529     11,768     23,653      29,884
  Total cost of sales               191,156    239,588    575,355     696,529

Gross profit                         84,475    121,405    245,012     334,803
Selling, general and administrative  30,294     32,730     87,316      95,694
Gain on sales of real estate              -     (1,621)    (3,976)     (3,312)
Operating profit                     54,181     90,296    161,672     242,421

Interest expense                        (25)         -       (128)       (259)
Interest income                         282        685      2,341       2,013
Other income (expense), net             992        890      1,340       4,895

Income before income taxes           55,430     91,871    165,225     249,070
Provision for income taxes           19,376     33,554     58,682      90,928

Net income                         $ 36,054     58,317    106,543     158,142

Earnings per share:
 Basic                                $ .54        .89       1.62        2.41

 Diluted                              $ .54        .87       1.59        2.36

Cash dividend per common share        $ .15        .15        .45         .45

Weighted average shares used
in computing earnings per share:
 Basic                               66,366     65,778     65,753      65,671
 Diluted                             67,241     67,058     66,836      66,921


See accompanying notes.


                   FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       NINE MONTHS ENDED JUNE 30, 2007 AND 2006
	                           (In thousands)
	                             (Unaudited)
                                                   2007       2006
Cash flows from operating activities:
  Net income                                     $106,543  158,142
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Depreciation, depletion and amortization       59,575   54,613
    Deferred income tax provision (benefit)         3,398   (3,187)
    Provision for doubtful accounts                   429      552
    Gain on disposition of property, plant and
      equipment and other assets                   (6,819)  (8,017)
    Dividends from affiliates                         994      291
    Stock option expense                            3,834    3,955
  Net changes in operating assets and
     liabilities:
     Accounts receivable                           (5,709) (17,121)
     Inventories                                   (2,707)  (4,331)
     Prepaid expenses and other                    (1,139)  (2,752)
     Accounts payable and accrued liabilities     (25,872)   9,203
     Other, net                                       479      (42)

 Net cash provided by operating activities        133,006  191,306

Cash flows from investing activities:
  Purchases of property, plant and equipment     (199,225)(106,568)
  Net proceeds from the sale of property, plant
   and equipment and other assets                  11,203    6,369
  Additions to other assets                        (7,466) (12,464)
  Investment in and advances to joint ventures     (1,670)       -
  Business acquisition                                  -  (44,373)
  Collection of advances to affiliates                  -      313

Net cash used in investing activities            (197,158)(156,723)

Cash flows from financing activities:
  Repayment of long-term debt                        (171)    (181)
  Exercise of employee stock options               15,671    3,587
  Excess tax benefits from exercise of stock
   options                                         31,972    3,648
  Tax payment on net stock option exercise        (15,412)       -
  Payment of dividends                            (19,691) (29,531)

Net cash provided by (used in) financing           12,369  (22,477)
  activities

Net(decrease)increase in cash and cash equivalents(51,783)  12,106

Cash and cash equivalents at beginning of period   93,353   68,921

Cash and cash equivalents at end of period      $  41,570   81,027


See accompanying notes.

                     FLORIDA ROCK INDUSTRIES, INC. AND SUBSIDIARIES
	         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                	(Unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Florida Rock Industries, Inc. and its consolidated subsidiaries (collectively, the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2007. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the consolidated financial statements and related notes of Florida Rock Industries, Inc. included in its Annual Report on Form 10-K for the year ended September 30, 2006.

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

The transaction is expected to close sometime in the Company's fourth quarter of fiscal 2007. We have incurred
$4,422,000 and $7,422,000 in costs included in selling, general and administrative expenses for the three and nine months ended June 30, 2007 related to legal, accounting and investment banking services in connection with the merger.

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

The foregoing description of the merger agreement, support agreement, shareholders agreement and Amendment No. 1 to the Rights Agreement are qualified in their entirety by reference to the full text of such agreements, copies of which have been previously filed on Form 8-K dated February 21, 2007 and listed as Exhibits 4 and 99a-c hereto, respectively and are incorporated herein by reference.

(3)	Stock Option Plan

	The Company uses the Black Scholes option-pricing model to determine fair value of stock options. The fair value of options granted during the three and nine months of fiscal
2007 and 2006 was estimated using the following weighted average assumptions:

	                          Three Months        Nine Months
                                    Ended               Ended
                               _   June 30           _ June 30 __
	                       2007     2006       2007     2006

     Expected dividend yield    -       .94%       1.39%    1.15%
     Expected volatility        -     34.62%      35.91%   34.26%
     Risk-free interest rate    -      5.15%       4.44%    4.49%
     Expected life of stock
       options-years            -    9 years    7.1 years  7.2 years

     Expected volatility is based on the Company's historical stock prices.

     The following table summarizes stock option activity for the nine months ended June 30, 2007:

                                         Weighted    Weighted
                                          Average     Average     Aggregate
                                          Exercise    Remaining   Intrinsic
                               Options     Price       Life       Value

     Outstanding on
        September 30, 2006   3,630,626    $20.45

      Granted                  305,194     43.21
      Exercised             (1,636,397)    11.58
      Canceled                 (26,950)    36.04

      Outstanding on
        June 30, 2007        2,272,473     29.71      6.6     $85,885,000
      Exercisable on
        June 30, 2007        1,309,735    $22.57      5.5     $58,850,000


The weighted average grant-date fair value for the three months ended June 30, 2006 was $29.80. For the nine months ended June 30, 2007 and 2006, the weighted average grant
date fair values were $17.04 and $21.15, respectively.   The
total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $58,793,000 and $2,684,000, respectively.

The total intrinsic value of options exercised during the nine months ended June 30, 2007 and 2006 was $89,826,000 and $10,854,000, respectively. The total tax benefits for the nine months ended June 30, 2007 were $34,648,000 of which $31,971,000 were excess tax benefits and reported as cash flows from financing activities.

For the three months ended June 30, 2007 and 2006, compensation cost related to stock-based awards was $1,141,000 and $1,315,000, respectively. Tax benefits recognized related to stock-based compensation for the three months ended June 30, 2007 and 2006 were $440,000 and $507,000, respectively.

For the nine months ended June 30, 2007 and 2006, compensation cost related to stock-based awards was $3,834,000 and $3,955,000, respectively. Tax benefits recognized related to stock-based compensation for the nine months ended June 30, 2007 and 2006 were $1,479,000 and $1,526,000, respectively.

As of June 30, 2007, there is $11,176,000 of unrecognized compensation expense related to nonvested option awards that is expected to be recognized over a weighted average period of 3.0 years. Under the merger agreement, the Company is required to cause each nonvested option award to become vested and fully exercisable at least ten business days prior to the deadline for shareholders to elect to receive cash or Holdco stock at which time any unrecognized compensation costs will be recorded. The merger agreement defines the election deadline as the date of the Florida Rock shareholders meeting, or if the closing date of the merger is more than four business days following the Florida Rock shareholders meeting, two business days preceding the merger closing date, or such other date on which the parties mutually agree.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements," which requires registrants to consider the effect of all carryover and reversing effects or prior year misstatements when quantifying errors in current year financial statements. The cumulative effect of initial application is to be reported in the carrying amount of assets and liabilities as of the beginning of the fiscal year, and the offsetting is to be made to the opening balance of retained earnings for that year. The provisions of SAB 108 are effective for the Company's fiscal year ending September 30, 2007. The Company is in the process of evaluating the requirements of SAB 108 and has not yet determined the impact, if any, on its consolidated financial statements.

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

The analysis of asset retirement obligations for the nine
months ended June 30, 2007 and 2006 is as follows (in
thousands):
                                           2007     2006

      Balance at beginning of period      $13,511   $9,060
      Additional liabilities                  689    2,572
      Cash flow revisions                     949        -
      Accretion of expenses                   553      350
      Payments/settlement of obligations   (1,144)    (312)
      Balance at end of period            $14,558   11,670

For the three months ended June 30, 2007 and 2006, expense related to the asset retirement obligation was $298,000 and $119,000, respectively. Expense related to the asset retirement obligation for the nine months ended June 30, 2007 and 2006 was $728,000 and $350,000, respectively.

(6)	Inventories

       Inventories consisted of the following (in thousands):

   	                             June 30,     September 30,
                                      2007             2006

      Finished products            $ 33,080           29,312
      Raw materials                  11,492            9,232
      Work in progress                1,499            2,382
      Parts and supplies              9,651           12,089
                                   $ 55,722           53,015

The excess of current cost over the LIFO stated values of inventories was $12,407,000 at June 30, 2007 and $12,018,000 at September 30, 2006.

During the third quarter and nine months of fiscal 2007,
inventory costs increased, as quantities decreased. As a
result, the change in the LIFO reserve decreased cost of
sales by $82,000 for the three months ended June 30, 2007
and increased cost of sales by $389,000 for the nine months
ended June 30, 2007.   During the third quarter of fiscal
2006, inventory quantities decreased slightly, while unit costs increased, resulting in a change in the LIFO reserve that decreased cost of sales by $455,000 for the three months ended June 30, 2006 and $327,000 for the nine months ended June 30, 2006.

(7) Property, Plant and Equipment - Depletable Land

  	Depletion of sand and stone deposits is determined on the basis of units of production in relation to estimated proven
reserves.   Proven reserves are estimated by our geologists
based upon results of sampling and other scientific methods
and techniques.   Depletion was $312,000 and $319,000 for
the three months ended June 30, 2007 and 2006. For the nine months ended June 30, 2007 and 2006 depletion was $780,000 and $933,000. Units of production were 3,740,000 and 3,850,000 for the three months ended June 30, 2007 and 2006 and 9,762,000 and 11,101,365 for the nine months ended June
30, 2007 and 2006.

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

Income taxes receivable were $37,740,000 at June 30, 2007 and $7,361,000 at September 30, 2006 and are included in accounts receivable in the condensed consolidated balance sheets.

(9)  Gains on Sale of Real Estate and Other Income

During the first nine months of fiscal 2007, the Company sold real estate resulting in pre-tax gains of $3,976,000. The Company sold real estate resulting in pre-tax gains of $1,621,000 and $3,312,000 for the three and nine months ended June 30, 2006, respectively. Additionally during the nine months of fiscal 2006, the Company exchanged parcels of land with another party in settlement of a lawsuit, resulting in a pre-tax gain of $2,838,000 which was recorded in other income.

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

Operating results and certain other financial data for the Company's business segments are as follows (in thousands):

                               Three Months Ended  Nine Months Ended
                                   June 30,             June 30,
                               2007       2006     2007      2006

Net sales, excluding
  freight
   Construction aggregates  $ 96,320    98,835  269,780   282,266
   Concrete products         164,547   231,296  501,140   660,613
   Cement and calcium         41,328    61,200  131,457   180,522
   Intersegment sales        (34,855)  (41,998)(105,172) (121,734)

   Total net sales,
     excluding freight      $267,340   349,333   797,205 1,001,667

Operating profit,
   Construction aggregates  $ 29,247    31,704    72,309    81,756
   Concrete products          19,649    42,953    60,230   119,606
   Cement and calcium         13,347    23,787    45,016    64,145
   Corporate overhead         (8,062)   (8,148)  (15,883)  (23,086)
   Total operating
     Profit                 $ 54,181    90,296   161,672   242,421


      Identifiable assets, at quarter end
   Construction aggregates                       546,763   452,119
   Concrete products                             324,351   347,770
   Cement and calcium                            305,080   234,300
   Unallocated corporate
     assets                                      103,874    77,118
   Cash items                                     41,570    81,027
   Investments in affiliates                      17,553    11,952

   Total identifiable
     Assets                                    1,339,191  1,204,286

Construction aggregates operating profit for the three and nine months ended June 30, 2006 includes gains on the sale of real estate of $86,000 and $1,427,000.

Concrete products operating profit for the nine months ended June 30, 2007 includes gains on the sale of real estate of $4,000. Concrete products operating profit for the three and nine months ended June 30, 2006 includes gains on the sale of real estate of $1,535,000 and $1,885,000.

Cement and calcium operating profit for the nine months
ended June 30, 2007 includes gains on the sale of real
estate of $3,972,000.   Cement operating profit for the
three and nine months of fiscal 2006 includes $1,075,000 of insurance proceeds.

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

(11)	Supplemental Disclosures of Cash Flow Information

Cash paid during the nine months ended June 30, 2007 and 2006 for certain expense items are as follows (in thousands):

                                              2007       2006
      Interest expense, net of amount
       capitalized of $750 and $617        $    118         0
      Income taxes                         $ 51,487    97,657

The following schedule summarizes non-cash investing and financing activities for the nine months ended June 30, 2007 and 2006 (in thousands):







                                              2007       2006

       Additions to property, plant
        and equipment from exchanges         $1,843      3,757

       Exercise of stock options satisfied
        by the surrender of shares           $3,253        -


(12)	Related Party Transaction

On October 4, 2006, the Company entered into a 50-50 joint venture with a subsidiary of Patriot Transportation Holding, Inc. ("FRP") to develop property near Brooksville, Florida. We contributed approximately 553 acres of land with a book value of $1,700,000 and FRP contributed approximately 3,433 acres of land which the Company leased from Patriot under a
long-term mining lease.   In addition, we contributed an
additional 288 acre parcel that we acquired in 2006, and FRP reimbursed us $3,018,000 for one-half of the acquisition costs of that parcel. The Company's investment in the joint venture is $5,042,000 as of June 30, 2007. The Company and FRP are each required to fund up to $2 million each in
additional capital contributions.   The Company will
continue to conduct mining operations on a portion of the property and pay royalties to FRP based on actual tons mined.

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

On July 13, 2007, the Court ruled that the Company must cease all mining excavation at the Miami quarry, effective on July 17, 2007, pending the issuance by the U.S. Army Corps of Engineers of a Supplemental
Environmental Impact Statement.

The Court based its decision to shut down mining activity of the Miami quarry and two quarries owned by competitors on concern that levels of benzene had been detected in an area of the Biscayne Aquifer known as the Northwest
Wellfield, which supplies a significant portion of the water supply to the Miami area. At this time, the Company does not know whether the benzene was produced by the Company's mining activities, but the Company does not believe that the levels of benzene pose a risk to human health.

For the nine months ended June 30, 2007, we sold
2,467,000 tons of aggregates from the Miami quarry, generating $28,673,000 in revenues. A significant portion of this volume is shipped by rail to Central and Northeast Florida and used in our concrete production facilities in Southeastern Florida, Central Florida and
Jacksonville. Our Miami quarry employs 68 persons and has property, plant and equipment of approximately
$78,967,000 of which $23,544,000 is land.

We estimate that recoverable reserves at the Miami quarry
(assuming that mining is permitted to continue in the long term) are approximately 135 million tons.

The Company has performed an impairment analysis in accordance with SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets," and has determined that the assets are not impaired at this time.
In the event the Corp of Engineers does not re-issue a permit to resume mining, the Company plans to transfer all movable assets to other locations. The recoverability of the remaining assets, consisting of land and infrastructure, would depend on the value of the land for alternative uses. Depending on potential usage of the land this could result in an impairment charge of zero to $35 million.

At present, the Company is utilizing stockpiled materials from the Miami quarry while working to implement contingency plans to provide an alternative source of aggregates for use in the Company's concrete operations in the southeastern, north central and northeastern portions of Florida. Depending on market conditions, the Company currently plans to source aggregates for these operations by (i) purchasing aggregates from competitors
(which would reduce the revenues of the Company's Florida aggregates operations) or (ii) transporting aggregates from the Company's Ft. Myers quarry. In either event, this development will lead to increased costs to the Company's Florida concrete operations, and the Company is uncertain as to whether the Company will be able to pass along these costs to customers.

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

       The transaction is expected to close sometime in the
Company's fourth quarter of fiscal 2007.   We have incurred
$4,422,000 and $7,422,000 in costs included in selling, general and administrative expenses for the three and nine months ended June 30, 2007 related to legal, accounting and investment banking services in connection with the merger.

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

       The foregoing description of the merger agreement, support agreement, shareholders agreement and Amendment No. 1 to the Rights Agreement are qualified in their entirety by reference to the full text of such agreements, copies of which have been previously filed on Form 8-K dated February 21, 2007 and listed as Exhibits 4 and 99a-c hereto, respectively and are incorporated herein by reference.

       On April 11, 2007, the Company received a request for additional information and documentary material (referred to as a "Second Request") from the United States Department of Justice (the "DOJ"), pursuant to the Hart-Scott-Rodino Antitrust Improvements Act, in connection with its contemplated acquisition by Vulcan. The Company is cooperating fully with the DOJ.

       The Special Meeting of the Shareholders will be held on August 14, 2007 to vote on approval of the merger transaction subject to other conditions of closing.

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

     We expect to complete construction of a second cement line in early fiscal 2009 that will double the existing production capacity.

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

     Construction Activity.    In recent months residential
construction has declined dramatically in our Florida markets. During the third quarter, total volumes of ready-mix concrete declined 25.8% as compared to the third quarter of last year. Ready-mix volumes for the third quarter increased 13.7% as compared to the second quarter primarily due to the seasonality of our northern operations. Concrete block volumes were down 12.1% as compared to the second quarter of this year and 52.9% compared to the third quarter of last year. We cannot estimate when the housing market will turn around and until residential construction recovers, volumes will continue to trail last year's volumes. These markets had enjoyed strong levels of residential construction activity in recent years. Residential construction activity has been fueled by many factors, including migration into Florida and mortgage rates near historic lows. We expect this growth trend to continue in Florida over the long term due to projected population growth although it is more difficult to predict commercial construction activity and residential
construction activity in other states.   Construction activity in
our markets is affected by a number of factors, including population growth, economic conditions, interest rates and other factors.

     Cement Supplies.   Demand for cement products was strong
during fiscal 2005 but weakened in late fiscal 2006 as a result of
the slowdown in residential construction.   Demand continued to be
extremely weak in fiscal 2007.    As a result there is an excess
supply of cement in our southern markets.   Our cement plant at
Newberry was shut down thirty-nine days during the months of January and March due to lack of storage for our inventory. Nevertheless, we expect long-term demand to be strong in our principal markets.

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

	Financial results are affected by planned maintenance at the cement plant since these costs, which can be significant, are expensed when incurred. The Company expensed planned maintenance of $1,100,000 in the third quarter and $3,700,000 in the first nine months of fiscal 2007 as compared to $1,600,000 in the third quarter and $4,100,000 in the first nine months of fiscal 2006.
The plant was shut down for twenty-three days in fiscal 2007 and nineteen days in fiscal 2006 for planned maintenance. Planned maintenance costs typically result in an overhaul to the wear parts of the major operating components. Since the cement manufacturing process is continuous, the coordination of the repair to multiple components is paramount. Items that would typically be inspected, repaired and/or replaced during an outage would include: chain and belt conveyors, idlers, rollers, mill journals, impact hammers, grinding table liners, separator blades, mill liners, bearings, fans, ductwork, airslides, grinding media, refractory, castable and shell replacement.

     Our capital expenditure program for fiscal 2007 has a budget of $300 million. This compares to capital expenditures in 2006 of $159 million. The increase in the capital expenditure program for 2007 relates to adding a second line at our cement plant in Newberry, Florida and building new aggregates and concrete plants.

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

	Operating Results.     For the third quarter of fiscal 2007,
which ended June 30, 2007, consolidated sales decreased 23.6% to $275,631,000 from $360,933,000 in the same quarter last year. The primary reason for the decline in revenues is volume decreases in all three of our business segments and lower sales prices for
cement.   The decrease in volumes was due to the slow down in the
construction markets with the most notable being the residential
markets.    These decreases were partially offset by higher
average selling prices in our aggregate segment and the higher average selling price of ready-mix concrete.

In our aggregates segment, revenues decreased as a result of volume declines of 20.9% at our producing locations and 12.3% at
our distribution terminals.   Partially offsetting these volume
declines, sales prices at both our producing and brokerage locations increased approximately 18.1% over the same quarter last year.

In our concrete products segment, revenues declined primarily as a result of a 25.8% decrease in ready-mix volumes, a 52.9% decrease in block volumes and a 4.7% decrease in the sales price of
concrete block.   These decreases were partially offset by an
increase in the average selling price of ready-mix concrete of 3.6%.

Our cement and calcium segment revenues also declined as a result of a 27.5% decrease in cement volumes and a 4.2% decrease in the average selling price of cement.

For the first nine months of fiscal 2007, consolidated sales decreased 20.5% to $820,367,000 from $1,031,332,000 for the same
period last year.   The decrease in sales was due to decreased
revenues in all three segments due to lower volumes, partially offset by higher average selling prices.

Revenues in the concrete products segments decreased due to decreased volumes of concrete block of 45.2% and ready-mix
concrete of 24.6%.   These decreases were partially offset by
higher average selling price of ready-mix concrete of 7.4% and concrete block of 1.0%.

Revenues in the aggregates segment decreased as a result of a
18.5% decrease in volumes partially offset by a 17.4% increase in
the average selling price.   The volume decreases were experienced
in both our southern and northern operations.

Revenues decreased in the cement and calcium segment from lower cement volumes (27.3%) partially offset by a higher average selling price of cement (1.6%).

Gross profit for the third quarter of fiscal 2007 decreased 30.4% to $84,475,000 from $121,405,000 for the same period last year. Gross profit margin for the third quarter of fiscal 2007 decreased to 30.6% from 33.6% for the same period last year. Gross profit and margins decreased in all three segments. Our business is
capital intensive resulting in significant fixed costs.   When we
experience these levels of decreases in volumes, it will cause a significant decrease in our gross profit margin and gross profit. The construction aggregates segment declines were primarily a result of reduced volumes, higher depreciation expense and high fixed costs. The cement and calcium declines were primarily a result of reduced volumes and the high fixed costs. The concrete products decline resulted from reduced volumes and the high fixed costs. On a consolidated basis, an increase in depreciation and amortization of $2,512,000 adversely affected gross profit.

Gross profit for the first nine months of fiscal 2007 decreased 26.8% to $245,012,000 from $334,803,000 for the same quarter last
year.   Gross margin for the first nine months of fiscal 2007
decreased to 29.9% from 32.5% for the same period last year.
Gross profit and margin declined in all three segments.   The
decline in the cement and calcium segment is due to lower volumes and high fixed costs. These declines were partially offset by
higher average selling prices.   The decline in gross profit in
the concrete products segment was due to lower volume and high fixed costs, partially offset by higher sales prices as discussed
above.   Gross profit in the aggregates segment declined as a
result of volume decreases discussed above, higher depreciation expenses and high fixed costs partially offset by higher average selling prices.

Selling, general and administrative (SGA) expenses on a consolidated basis for the third quarter of fiscal 2007 decreased to $30,294,000 as compared to $32,730,000 last year constituting 11.0% of sales as compared to 9.1% last year. The percentage increase resulted from decreased revenues. The decrease in the dollar amount is primarily attributable to a $5,769,000 decrease in profit sharing and management incentive program (which is linked to profitability before real estate gains) partially offset by $4,422,000 of expenses related to the merger with Vulcan. SGA
expenses increased slightly for all three business segments.   For
corporate overhead, SGA expense decreased as a result of lower profit sharing expense and lower risk insurance expense partially offset by merger costs.

SGA on a consolidated basis for the first nine months of fiscal 2007 decreased to $87,316,000 as compared to $95,694,000 last year
constituting 10.6% of sales as opposed to 9.3% last year.      The
decrease in the dollar amount is primarily attributable to a $13,871,000 decrease in profit sharing and management incentive program (which is linked to profitability before real estate gains) partially offset by $7,422,000 of merger expenses. SGA expenses for each of the business segments increased slightly.
For corporate overhead, SGA expenses decreased as a result of profit sharing and management incentive compensation, partially offset by merger expenses.

Consolidated operating profit decreased to $54,181,000 in the third quarter of 2007 as compared to $90,296,000 for the same period last year. There are no real estate gains included in operating profit in the third quarter as compared to $1,621,000
last year.    Operating profit for the Aggregates group decreased
to $29,247,000 from $31,704,000 last year.  This was primarily due
to the decrease in volumes.   For the Concrete Products segment
operating profit decreased to $19,649,000 from $42,953,000 last
year.   This was due to a decrease in ready-mix and block volumes, partially offset by increased selling prices in ready-mix. For the Cement and Calcium segment operating profit decreased to $13,347,000 from $23,787,000 last year.

Consolidated operating profit decreased to $161,672,000 in the first nine months of fiscal 2007 as compared to $242,421,000 for the same period last year. Gains on sale of real estate this year
were $3,976,000 as compared to $3,312,000 last year.   Operating
profit for the Aggregates group decreased to $72,309,000 from $81,756,000 last year, due to the decrease in volumes. In addition the first nine months of 2007 did not include any real estate gains as compared to $1,427,000 last year. For the concrete products segment operating profit decreased to $60,230,000 from $119,606,000 last year. This was due to a 24.6%
decrease in ready-mix volumes and 45.2% decrease in block volumes. For the Cement and Calcium segment operating profit decreased to $45,016,000 from $64,145,000 last year. This decrease was due to a 27.3% decrease in cement volumes partially offset by $3,972,000 of real estate gains this year.

Interest expense for the first nine months of fiscal 2007 decreased to $128,000 as compared to $259,000 for the same period last year. The decrease is attributable to lower secured debt outstanding partially offset by a slight increase in average interest rates and the capitalization of interest.

Interest income for the third quarter of fiscal 2007 decreased to $282,000 as compared to $685,000 for the same quarter last year. Interest income for the first nine months of fiscal 2007 increased to $2,341,000 from $2,013,000 for the same period last year.

Included in other income is equity in operating results of our 50%
owned joint ventures.   The equity in these ventures was a gain of
$423,000 for the third quarter of fiscal 2007 as compared to a gain of $382,000 last year. The equity in these ventures was a loss of $423,000 for the first nine months of fiscal 2007 as compared to a gain of $192,000 last year. Other income in 2006 also includes a gain of $2,838,000 from an exchange of real estate resulting from the settlement of a lawsuit.

Income tax expense decreased $14,178,000 for the third quarter of
fiscal 2007 compared to the same period last year.   This is due
to lower income before taxes and lower effective income tax rate this year. The effective income tax rate this year is 35.5% as compared to 36.5% last year. Likewise, income tax expense decreased $32,246,000 for the first nine months of fiscal 2007 as compared to the same period last year. The decrease in the effective income tax rate was due to decreased contribution to earnings from the Concrete Products business segment which is not subject to percentage depletion.

Net earnings for the third quarter of fiscal 2007 were $36,054,000
as compared to $58,317,000 last year.   There were no real estate
gains included in net earnings for this quarter as compared to a pre-tax gain on real estate of $1,621,000 ($1,029,000 after tax)
in 2006.   The third quarter of fiscal 2007 includes $4,422,000
($2,852,000 after tax) of merger expenses.

Net earnings for the first nine months of fiscal 2007 were
$106,543,000 as compared to $158,142,000 last year.   Included in
net earnings for this year is the gain on sale of real estate of $3,976,000 pre-tax ($2,565,000 after tax), as compared to a gain on sale of real estate of $3,312,000 pre-tax ($2,103,000 after tax), other income of $2,838,000 ($1,802,000 after tax) from an exchange of real estate last year and merger expense of $7,422,000 ($4,787,000 after tax) this year.

	Liquidity and Capital Resources.   For the first nine months
of fiscal 2007, cash provided by operating activities of $133,006,000, exercise of stock options of $15,671,000 and proceeds from sales of assets of $11,203,000 along with cash available at the beginning of the period, funded purchases of property, plant and equipment of $199,225,000.

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

Operating Activities
During the first nine months of fiscal 2007, cash flow provided by operations decreased as compared to the same period last year primarily due to lower net income and a decrease in accounts payable versus an increase last year, higher depreciation and amortization and an increase in deferred taxes, partially offset by slightly lower accounts receivable versus an increase last year.

Investing Activities
For the first nine months of fiscal 2007, cash flow used in
investing activities was $197,158,000.   This resulted from
purchases of property, plant and equipment of $199,225,000, and $7,466,000 increase in other assets. Proceeds from sales of property, plant and equipment and other assets were $11,203,000.

Financing Activities
Cash flow provided by financing activities was $12,369,000 for the first nine months of fiscal 2007, primarily from the proceeds from stock option exercises and tax benefit from the exercise of stock options partially offset by a tax payment on net stock option exercise.

Cash generated by operating activities is used to fund the capital expenditure program and dividend payments, and any excess cash, is used to reduce revolving credit facilities or other debt obligations. If there is a shortfall, borrowings are made under the revolving credit facilities. Based on current expectations, management believes that its internally generated cash flow and access to existing credit facilities are sufficient to meet the liquidity requirements necessary to fund operations, capital
requirements, debt service and future dividend payments.   At June
30, 2007, there was $250,000,000 available under a long-term revolver and $35,000,000 available under overnight lines of credit. In addition, there is approximately $29,000,000 that could be borrowed under insurance policies. See Liquidity and Capital Resources for the potential impact on this borrowing capacity.

Working capital at June 30, 2007 was $130,676,000 as compared to
$153,925,000 at September 30, 2006.   The major reason was a
reduction in cash which was used to fund capital expenditures.

While the Company is affected by environmental regulations, such regulations are not ordinarily expected to have a major effect on the Company's capital expenditures or operating results; the Lake Belt ruling shutting down our mining operations in Miami is temporary, pending further action by the federal courts and/or the U.S. Army Corps of Engineers.


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

	Related Party Transactions.   Patriot Transportation Holding,
Inc. ("Patriot"), a related party, hauls diesel fuel and other
supplies for the Company.   Charges for such services are based on
prevailing market prices.   The Company also leases from Patriot
various aggregate mining and other properties paying rent or royalties based on long-term contracts entered into during mid
1980's and early 1990's.   In addition, the Company provides
administrative services to Patriot. These services are provided at market prices.

On October 4, 2006, the Company entered into a 50-50 joint venture with a subsidiary of Patriot ("FRP") to develop property near Brooksville, Florida. We contributed approximately 553 acres of land with a book value of $1,700,000 and FRP contributed approximately 3,433 acres of land which the Company leased from
Patriot under a long-term mining lease.   In addition, we
contributed an additional 288 acre parcel that we acquired in 2006, and FRP reimbursed us $3,018,000 for one-half of the acquisition costs of that parcel. The Company's investment in the joint venture is $5,042,000 as of June 30, 2007. The Company and FRP are each required to fund up to $2 million each in additional
capital contributions.   The Company will continue to conduct
mining operations on a portion of the property and pay royalties to FRP based on actual tons mined.

	Outlook. Our demand levels are significantly below the record levels of a year ago, but the Dodge reports for our markets show slightly improved non-residential construction activity over year-ago levels. Highway and infrastructure spending remains strong; nevertheless, our volumes will remain below year-ago levels until the excess residential inventory is absorbed. We continue to be optimistic about our markets and the incredible long term future they hold.

	For discussion of the issues surrounding the Miami quarry, refer to Note 13 to the Condensed Consolidated Financial
Statements.

	We purchased cement and clinker for our cement grinding and import facilities, under a three year contract that expired at the
end of 2006.   Some of the purchases under the contract have been
extended into calendar 2007. These purchases have been at prices
below the current spot prices for the product.   The prices to be
paid upon the expiration of the contract will depend on market
prices for the product and shipping rates.   It is currently
estimated that after this contract and extensions expire, our cost of purchases could increase by $30-35 per ton.


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

As of June 30, 2007, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

On July 13, 2007, the Court ruled that the Company must cease all mining excavation at the Miami quarry, effective on July 17, 2007, pending the issuance by the U.S. Army Corps of Engineers of a Supplemental Environmental Impact Statement.

The Court based its decision to shut down mining activity of the Miami quarry and two quarries owned by competitors on concern that levels of benzene had been detected in an area of the Biscayne Aquifer known as the Northwest Wellfield, which supplies a significant portion of the water supply to the Miami area. At this time, the Company does not know whether the benzene was produced by the Company's mining activities, but the Company does not believe that the levels of benzene pose a risk to human health.

For the nine months ended June 30, 2007, we sold 2,467,000 tons of aggregates from the Miami quarry, generating $28,673,000 in revenues. A significant portion of this volume is shipped by rail to Central and Northeast Florida and used in our concrete production facilities in Southeastern Florida, Central Florida and Jacksonville. Our Miami quarry employs 68 persons and has property, plant and equipment of approximately $78,967,000 of which $23,544,000 is land.

We estimate that recoverable reserves at the Miami quarry (assuming that mining is permitted to continue in the long term) are approximately 135 million tons.

The Company has performed an impairment analysis in accordance with SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets," and has determined that the assets are not impaired at this time. In the event the Corp of Engineers does not re-issue a permit to resume mining, the Company plans to transfer all movable assets to other locations. The recoverability of the remaining assets, consisting of land and infrastructure, would depend on the value of the land for alternative uses. Depending on potential usage of the land this could result in an impairment charge of zero to $35 million.

At present, the Company is utilizing stockpiled materials from the Miami quarry while working to implement contingency plans to provide an alternative source of aggregates for use in the Company's concrete operations in the southeastern, north central and northeastern portions of Florida. Depending on market conditions, the Company currently plans to source aggregates for these operations by (i) purchasing aggregates from competitors (which would reduce the revenues of the Company's Florida aggregates operations) or (ii) transporting aggregates from the Company's Ft. Myers quarry. In either event, this development will lead to increased costs to the Company's Florida concrete operations, and the Company is uncertain as to whether the Company will be able to pass along these costs to customers.

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

Item 6.  Exhibits

The response to this item is submitted as a separate section entitled "Exhibit Index" starting on page 33 of this Form 10-Q.


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 31, 2007                 FLORIDA ROCK INDUSTRIES, INC.


                            JOHN D. BAKER II
                            John D. Baker II
                               President and Chief Executive
                                 Officer

                            JOHN D. MILTON JR.
	                    John D. Milton Jr.
                                Executive Vice President,
                                 Treasurer and Chief Financial
                                 Officer

                            WALLACE A. PATZKE, JR.
                            Wallace A. Patzke, Jr.
                               Vice President, Controller and
                                 Chief Accounting Officer














              FLORIDA ROCK INDUSTRIES, INC.
	FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007
	            EXHIBIT INDEX

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