Form 10-K
period 2007-09-30
FLORIDA ROCK INDUSTRIES INC
filed 2007-11-16
CIK 37651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
FLORIDA ROCK INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-0573002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
155 East 21st Street, Jacksonville, Florida 32206
(Address, including zip code, of registrant’s principal executive offices)
(904) 355-1781
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock $.10 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 to Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of an accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
At March 31, 2007 the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $3,121,184,543. As of November 14, 2007 there were 66,692,551 shares of the registrant’s Common Stock outstanding.

PART I
Preliminary Note: In this Form 10-K, the terms “Company,” “Florida Rock”, “we” and “our” collectively refer to Florida Rock Industries, Inc., and its subsidiaries.
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
Our principal markets are the Southeastern and Mid-Atlantic states, and a substantial amount of our sales are within the state of Florida. Nearly all of our sales are to the construction industry, although we do sell our calcium products to the animal feed, plastics, paint and joint compound industries. Our business is directly affected by the factors that influence the construction industry, including interest rates, consumer confidence, availability of construction financing, other construction projects, government appropriations for construction, construction demand, labor relations in the construction industry, energy shortages, material shortages, weather, climate, and other factors affecting the construction industry in general. Our operations during fiscal 2007 were significantly affected by the downturn in the residential construction market.
On February 19, 2007, we entered into an Agreement and Plan of Merger with Vulcan Materials Company and certain related parties. The merger was approved by our shareholders on August 14, 2007, and we expect the merger to close on or about November 16, 2007. We expect that Florida Rock will cease filing periodic reports under the Securities Exchange Act of 1934, as amended, as soon as legally permitted following the completion of the merger.
We incorporate by reference into this Item 1 the business segment information in Note 15 of the Notes to Consolidated Financial Statements in Item 8.
Our Construction Aggregates Segment.
Construction Aggregates. Our construction aggregates segment operates plants in multiple states, in Canada and in Freeport, Bahamas:

	Crushed	Base Rock	Sand, Gravel and	Distribution
	Stone Plants	Plants	Industrial Sand	Terminals
Florida	3	2	10	3
Georgia	7		3	2
Tennessee	1
Alabama	1		1
Maryland	2		2	4
Delaware				1
Virginia	2		2	2
Illinois	1
Kentucky	1
Louisiana				1
Canada	1
Bahamas	1

Note:	Chart includes one joint venture crushed stone plant in Georgia and one joint venture crushed stone plant in Canada.

Our aggregates segment sells through 13 aggregates distribution terminals in Florida, Georgia, Virginia, Maryland, Delaware, Washington D.C., Louisiana and one terminal(through a joint venture) in New York.
During fiscal 2007 we produced and shipped 36.2 million tons of construction aggregates. Currently, we have 2.1 billion tons of permitted reserves, excluding reserves in Miami (See Item 3 – Legal Proceedings)
We sell construction aggregates throughout most of Florida, except that in Florida’s panhandle region we sell only in Pensacola. In Georgia we primarily serve the regional construction markets around Griffin, Macon, Columbus, Rome and the southern and western portions of the Atlanta market and all of South Georgia. In Virginia we primarily serve the Richmond, Norfolk, Virginia Beach, Williamsburg and Northern Virginia markets. Our principal markets in Maryland and Delaware are the greater Baltimore area, Frederick, Montgomery, Harford and Cecil Counties, the Eastern Shore of Maryland and south central Delaware. We serve the Auburn and Mobile areas in Alabama and the Chattanooga area in Tennessee. The principal markets for our Illinois and Kentucky quarries are cities on the Ohio and Mississippi River. In July 2007, we acquired operations in Freeport, Bahamas that sell aggregates in Freeport and import aggregates into Florida.
The geographic reach of our aggregates markets is inherently limited by transportation costs from our quarries. We ship construction aggregates by truck (the most expensive mode of transport), rail, barge and ship (the least expensive mode). In Florida and Georgia we ship by rail and truck. In Virginia and Maryland we serve the regional construction markets around Richmond and the greater Baltimore area by truck; and our marine division ships materials by barge throughout the Chesapeake Bay area, along the James River between Richmond and Norfolk, to Virginia Beach and as far north as Woodbridge, Virginia on the Potomac River and to Washington D. C. on the Anacostia River. We ship aggregates from our Illinois and Kentucky quarries by barge and truck. We ship aggregates from the Freeport quarry via truck and ship. One joint venture sells products by ship from Canada into New York, South Carolina, Georgia and Florida.
Our concrete products segment is the largest single customer of our aggregates segment. In fiscal 2007 the concrete products segment purchased approximately 41% of its requirements of coarse aggregates and 78% of its sand requirements from the aggregates division. The remaining aggregates were purchased from other suppliers whose geographic locations coupled with transportation costs make it more economical to supply certain of the Company’s plants. At the present time there is an adequate supply of construction aggregates in the areas in which our concrete operations are located. Due to the Court ruling setting aside certain mining permits in Florida’s Lake Belt area, aggregate supplies in Florida markets have tightened and significant price increases have been announced for the South Florida area.
Our Concrete Products Segment.
Our concrete products segment manufactures and markets ready mixed concrete, concrete block, precast and prestressed concrete. It also markets other building materials. Our concrete operations serve most of Florida (except the panhandle area); southern and southwest Georgia; the greater Baltimore, Maryland area;

Washington, D.C.; and in Virginia, northern Virginia as well as Williamsburg, Hampton-Newport News, the Richmond-Petersburg-Hopewell area and the Norfolk/Virginia Beach area. In July 2007, through an acquisition, we also began selling ready-mix concrete and concrete block in Freeport, Bahamas.
Since ready mixed concrete hardens rapidly, delivery is time constrained and generally confined to a radius of approximately 20 to 25 miles from the producing plant.
The annual capacity at our 13 operating concrete block plants is approximately 95 million 8''x8''x16'' equivalent units of concrete block.
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
Our concrete products segment is the largest single customer of our cement segment. In fiscal 2007, our cement segment supplied approximately 45% of the cement used in its operations. While we purchased cement from six outside suppliers, two outside companies supplied approximately 50% of the cement used by our concrete products segment.
We are doubling the production capacity at our Newberry facility. Construction began on this project in fiscal 2006 and is expected to be completed in early fiscal 2009.
Competition.
Each of our segments operates in a highly competitive industry. Depending on the market, we compete with a number of large regional and small local producers. Because of the relatively high transportation costs associated with our products, the level of competition in each market is heavily influenced by the distance from production facilities to markets served and the availability of cost-effective rail and barge transportation. In addition, our concrete products compete with other building materials such as asphalt, brick, lumber, steel and other products. We believe that price, plant location, transportation costs, service, product quality and reputation are the major factors that affect competition within a given market.
Non-Domestic Sales and Assets.
     We sell a small amount of products outside the United States. Non-domestic net sales were $1,781,510 in 2007.

Long-lived assets outside the United States were $19,477,896 at September 30, 2007.
Backlog.
We do not believe that backlog information is meaningful in anticipating annual revenue or profitability from year to year.
Environmental Regulation.
Our operations are subject to and affected by federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters. Certain of our operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Environmental operating permits are required for certain of the Company’s operations and such permits are subject to modification, renewal and revocation.
We regularly monitor and review our operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, the risk of environmental liability is inherent in the operation of our businesses. Such regulations have not had a material adverse impact in recent years and are not expected to have a material adverse effect on our capital expenditures or operating results over the next year. However, there can be no assurance that environmental liabilities or subsequent changes in environmental regulations will not have a material adverse effect on the Company in the future. Additional information concerning environmental matters is presented in Item 1A “Risk Factors” and Item 3 “Legal Proceedings” of this Form 10-K and such information is incorporated herein by reference.
Employees. We employed approximately 2,950 persons at September 30, 2007.
Available Information
We maintain an Internet address at www.flarock.com. We make available free of charge through our Internet web site this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers, and employees as well as a Financial Code of Ethical Conduct, both of which are available on our website. We disclose on our Internet web site any waivers of or amendments to these codes as they apply to our directors and executive officers.
Each of the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee of our Board of Directors has adopted a written charter addressing various issues of importance relating to each committee, including the committee’s purposes and responsibilities, an annual performance evaluation of each committee, and similar issues. We have also adopted a set of Corporate Governance Guidelines to address issues of fundamental importance relating to the corporate governance of the Company, including director qualifications and responsibilities. These Corporate Governance Guidelines, and the charters of each of these committees, are available on our website.
We make paper copies of our filings with the SEC, our Code of Business Conduct and Ethics, our Financial Code of Ethical Conduct, our Corporate Governance Guidelines and the charters of key board committees, available to our shareholders free of charge upon request by writing to: Florida Rock Industries, Inc., Attn: Corporate Secretary, 155 E. 21st Street, Jacksonville, Florida 32206.
Our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are required to file with the SEC each quarter and each year certifications regarding the quality of the Company’s public disclosure of its financial condition. The annual certifications are included as Exhibits to this Annual Report on Form 10-K. Our Chief Executive Officer is also required to certify to the New York Stock Exchange each year that he is not aware of any violation by the Company of the New York Stock Exchange corporate governance listing standards.
Item 1A. Risk Factors.
Our future results may be affected by a number of factors over which we have little or no control. The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and growth outlook. Additional risks not currently identified or known to us could also negatively impact our business or financial results.
This Form 10-K and other written reports and oral statements made from time to time by us contain statements which, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of federal securities law. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and are based on assumptions that we believe in good faith are reasonable, but which may be materially different from actual results. Investors can identify these statements by the fact that they do not relate only to historic or current facts. The words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “outlook,” “plan,” “project,” “scheduled,” and similar expressions in connection with future events or future operating or financial performance are intended to identify forward-looking statements. Any or all of our forward-looking statements in this Form 10-K and in other publications may turn out to be wrong.
Statements and assumptions on future revenues, income and cash flows, performance, economic trends, the outcome of litigation, regulatory compliance, and environmental remediation cost estimates are examples of forward-looking statements. Numerous factors, including potentially the risk factors described in this section, could affect the outcome of our forward-looking statements.
Factors that we currently believe could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set out below. In addition to the risk factors described below, we urge you to read our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.
Risk Factors Relating to Our Industry and Operations
Our business faces many competitors in our markets. We operate in a highly competitive environment. Our competition ranges from large public and private companies to independent and local aggregate producers and ready mix manufacturers. Many factors affect the competitive environments in our markets, including the number of competitors in the market, the pricing policies of those competitors, the financial strength of those competitors, potential product substitutes, the total production capacity serving the market, the barriers that potential competitors face to enter the market, the proximity of natural resources to the market, as well as economic conditions and product demand within the market. Such factors come together in each of our markets in varying ways, sometimes in ways that adversely impact demand for our products and our results of operations.
Our business is dependent on the cyclical construction industry. Substantially all of our sales are to the construction industry. Our results depend heavily on residential, commercial and infrastructure construction activity and spending levels in our markets. The construction industry in our markets tends to be cyclical. Construction activity and spending levels vary across our markets and are influenced by interest rates, inflation, consumer spending habits, demographic shifts, environmental laws and regulations, employment levels and the availability of funds for public infrastructure projects. Economic downturns may lead to recessions in the construction industry, either in individual markets or nationally. A reduction in construction activity in our markets can result in reduced revenues and profitability. Since our industry is capital intensive, a large portion of our costs are fixed. As sales volumes decrease, our operating profit margin will decrease due to this fixed cost component except to the extent we are able to increase prices or reduce costs.
Our results vary depending on levels of infrastructure and other public construction. During fiscal 2007, 10 to 15% of our sales were from public works projects related to roads, highways and bridges. Any significant loss of funding or decrease in state and federal funding of these projects could have a significant effect on our volumes, sales and profitability.
Our operations are heavily concentrated in the state of Florida. During fiscal 2007, 60% of our sales were within the state of Florida. As a result, fluctuations in the rate of growth in Florida can have a significant impact on our profitability. During fiscal 2007, approximately 30-35% of our business in Florida related to residential construction. Future results are likely to be significantly influenced by the level of homebuilding activity in Florida.
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

To operate our business we consume large amounts of electricity and diesel fuel which are subject to price fluctuations and shortages. We consume significant amounts of electricity, diesel fuel, coal and natural gas in our production and distribution process. The price and availability of energy are subject to political, economic and market factors that are generally outside our control. The supply and price of these products can be affected by hurricanes and tropical storms, particularly in the Gulf Coast region. Fluctuations in the prices of these commodities and disruptions in supply can have a significant impact on our operations.
Changes in the cost or availability of raw materials supplied by third parties may adversely affect our operating and financial performance. We generally maintain our own reserves of aggregates that we use to manufacture our products. We also produce a significant amount of the cement that we use in our concrete business. We do depend on third parties to supply us with aggregates and cement in some regions. For example, our Northern Concrete operations purchase all of their cement from third parties. We may in the future be unable to secure an economical source of supply due to any number of factors, including limited supplies, increased demand in domestic or international markets and limited transportation facilities. If this happens, our costs to procure these materials may increase significantly or we may be obliged to procure alternatives to replace these materials. Currency exchange rates also affect the cost and availability of imported cement, clinker, slag, gypsum and ocean freight.
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
Our long-term success is dependent on securing and maintaining mining permits. Tighter land use or zoning restrictions affecting existing quarry permits or making new quarry permits more difficult to obtain could also restrict our ability to conduct our businesses economically. Legal challenges to existing permits could restrict our ability to utilize existing quarry reserves.  As discussed in Item 3, “Legal Proceedings”, a court ruled that our quarry permit for South Florida’s Lake Belt region was invalid and ordered us to cease mining in July 2007, pending the Corps issuing a Supplemental Environmental Impact Study. While mining has ceased in this area of Florida, earnings are reduced, which could require us to take a charge related to the impairment of the value of the related assets and has disrupted, at least temporarily, our sources of aggregates supply in certain Florida markets.
Our future growth is also partially dependent on acquiring other business in our industry and integrating them with our existing operations. As a result of the limited opportunities to establish new quarries, expansion of our business is dependent in part on acquisition of existing businesses that own aggregate reserves. Our future results will be dependent in part on our ability to successfully integrate these businesses into Florida Rock.

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
Changes in legal requirements and governmental policies concerning zoning land use, environmental and other areas of the laws and litigation to these markets, impact our business. Our operations expose us to the risk of material environmental liabilities. Our operations are affected by numerous federal, state and local laws and regulations related to zoning, land use and environmental matters. Despite our compliance efforts there is the inherent risk of liability in the operation of our business especially from an environmental standpoint. These potential liabilities could have an adverse impact on our operations and profitability. Our operations require numerous governmental approvals and permits, which often require us to make significant capital and maintenance expenditures to comply with zoning and environmental laws and regulations. Stricter laws and regulations, or stricter interpretation of existing laws or regulations, may impose new liabilities on us, require additional investment by us in pollution control equipment, or impede our opening new or expanding existing plants or facilities.
Occupational health and safety risks and regulations may have an impact on future productivity and financial performance. Our operations involve risk of manufacturing accidents, storage tank leakage, accidents from the operation of mobile equipment and manufacturing machinery, and exposure to dust, silica, asbestos, arsenic and other naturally occurring elements. These operating risks can cause personal injury and property damage. These risks can have an adverse effect on productivity and profitability at an operating location.
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

Risk Factors Relating to the Merger with Vulcan Materials Company
Florida Rock shareholders may not receive the form of merger consideration that they elect for all their shares and may receive in part a form of consideration that has lower value. The merger agreement contains provisions that are designed to ensure that, in the aggregate, 70% of Florida Rock shares will be converted into cash and 30% of Florida Rock shares will be converted into Holdco common shares. The value of the cash consideration at the time of the merger may be higher than the value of the share consideration at such time, or vice versa. If elections are made by Florida Rock shareholders to receive more cash or more shares of Holdco than these percentages, either those electing to receive cash or those electing to receive shares of Holdco, respectively, will have the consideration of the type they selected reduced by a pro rata amount, and will receive a portion of their consideration in the form that they did not elect to receive. Accordingly, it is likely that a substantial number of Florida Rock shareholders will not receive a portion of the merger consideration in the form that they elect and that the consideration they do receive will have a lower value than what they elected to receive.
Because the exchange ratio is fixed, the market value of Holdco common stock issued to Florida Rock shareholders may be less than the value of their shares of Florida Rock common stock. Florida Rock shareholders who receive shares in the Florida Rock merger will receive a fixed number of shares of common stock of Holdco rather than a number of shares with a particular fixed market value. The market values of Vulcan and Florida Rock common stock at the time of the merger vary significantly from their prices on the date the merger agreement was executed. Because the exchange ratio will not be adjusted to reflect any changes in the market value of Vulcan or Florida Rock common stock, the market value of the Holdco common stock issued in the Florida Rock merger surrendered in the Florida Rock merger will be lower than the value of such shares on the date the merger agreement was executed and likely will be lower than the $67.00 to be paid to Florida Rock shareholders in the cash portion of the Florida Rock merger.
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
The failure to integrate successfully Vulcan’s and Florida Rock’s businesses and operations in the expected timeframe may adversely affect Holdco’s future results. Vulcan and Florida Rock have operated and, until the completion of the merger, will continue to operate, independently. Vulcan and Florida Rock will face significant challenges in consolidating functions, integrating their organizations, procedures and operations in a timely and efficient manner and retaining key Vulcan and Florida Rock personnel. The integration of Vulcan and Florida Rock will be costly, complex and time consuming.
The integration process and other disruptions from the merger transaction could be more costly than we expect or result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, employees and others with whom we have business dealings or to achieve the anticipated benefits of the merger.
Integrating Vulcan and Florida Rock may divert management’s attention away from operations. Successful integration of Vulcan’s and Florida Rock’s organizations, procedures and operations may place a significant burden on the management of Vulcan and Florida Rock and their internal resources. The integration efforts could divert management’s focus and resources from other strategic opportunities and from operational matters during the integration process.
Vulcan’s incurrence of additional debt to pay the cash portion of the merger consideration will significantly increase Vulcan’s interest expense, financial leverage and debt service requirements. Vulcan anticipates borrowing approximately $3.3 billion to $3.4 billion in order to pay for Florida Rock common stock and acquisition related transaction costs. Incurrence of this new debt will significantly increase the combined company’s leverage. While management believes Holdco’s cash flows will be adequate to service this debt, there may be circumstances in which required payments of principal and/or interest on this new debt could adversely affect Holdco’s cash flows and operating results, and therefore the market price of Holdco stock.
Item 1B. Unresolved Staff Comments.
None.

Item 2. PROPERTIES.
Our principal properties are located in Florida, Georgia, Tennessee, Alabama, North Carolina, Virginia, Washington, D.C., Maryland, Kentucky, Illinois and Delaware.
Construction Aggregates and Cement Segments
     The following table summarizes our principal construction aggregates production and cement and calcium production facilities and estimated reserves at September 30, 2007.

	Tons	Tons of
	Delivered in	Estimated	Approximate
	Year Ended	Reserves	Acres
	9/30/07	9/30/07	(L-Leased)(a)	Lease
	(000’s)	(000’s)	(O-Owned)	Description
Three crushed stone plants in Florida located at Gulf Hammock (which also produces agricultural limestone), Ft. Myers (which also produces baserock), and Miami (which also produces baserock) and one crushed stone plant in Freeport, Bahamas(e)	6,270	170,000	L- 4,438 O- 9,365	3 leases expiring from 2010 to 2046

Seven crushed stone plants in Georgia located at Griffin, Forest Park, Macon, Tyrone, Columbus, Six Mile and Paulding County, one crushed stone plant located near Auburn, Alabama, one crushed stone plant located in Chattanooga, Tennessee, one crushed stone plant located in Golconda, Illinois and one crushed stone plant in Grand Rivers, Kentucky	12,037	754,000	L- 3,163 O- 2,871	13 leases expiring from 2014 to 2079

Two crushed stone plants located at Havre de Grace and Frederick, Maryland, two located near Richmond, Virginia and one joint Venture plant in Charlotte County, New Brunswick Canada	6,120	431,000	L- 147 O- 1,434	2 leases expiring 2017 to 2091

Two baserock plants located at Ft. Pierce and Sunniland, Florida	760	14,000	L-11,795	3 leases expiring 2007 to 2054

	Tons	Tons of
	Delivered in	Estimated		Approximate
	Year Ended	Reserves		Acres
	9/30/07	9/30/07		(L-Leased)(a)	Lease
	(000’s)	(000’s)		(O-Owned)	Description
Nine sand plants located at Keystone Heights, Astatula, Lake County, Marion County (two locations), Keuka, Grandin, LaBelle and Lake Wales, Florida; three sand plants located at Albany, Leesburg and Bainbridge, Georgia; two sand and gravel plants located at Goose Bay and Leonardtown, Maryland, and two sand plants at Charles City, Virginia and one sand and gravel plant at Atmore, Alabama	9,904	383,000		L- 16,283 O- 5,018	20 leases expiring from 2007 to 2058

The Company has a Portland cement plant located at Newberry, Florida, one fine grinding plant located at Brooksville, Florida, a cement grinding plant at Port Manatee, Florida and a cement grinding and blending plant at Tampa Florida(b)	1,522	138,000		L- 4,670	2 leases expiring from 2012 to 2046

Future reserves:
Sand:
Putnam County, Florida		138,600	(c)	O- 1,161
Limerock:
Newberry, Florida		69,400	(c)

Crushed Stone:
Muscogee County, Georgia		33,300	(c)
Medford, Maryland		40,000		O- 268
Port Deposit, Maryland (d)		185,700		O- 437
Ft. Myers, Florida (d)		133,000	(c)
Collier County, Florida		29,500		O- 1,403
Miami, Florida		103,000	(c)

(a)	Leased acreage includes all properties not owned as to which we have at least the right to mine construction aggregates for the terms specified.

(b)	These facilities are part of our cement and calcium segments. All other properties in the table above are part of our construction aggregates segment.

(c)	Acres are included in the first part of the above table.

(d)	All the required zoning or permits for these locations have not yet been obtained.

(e)	Includes 29,000 tons of reserves in Miami (See Item 3 — Legal Proceedings)

We operate thirteen construction aggregates distribution terminals located in Florida, Georgia, Maryland, Virginia, Delaware, Louisiana and Washington D. C. comprising approximately 168 acres, of which the Company owns 154 and leases 14 acres.
Concrete Segment
We own 100 sites and lease 25 sites used in our ready mixed concrete, concrete block and prestressed concrete plants in Florida, Georgia, North Carolina, Virginia and Maryland aggregating approximately 972 acres. Of these acres we own 880 acres and lease 92 acres. The lease terms vary from month-to-month to expiring in 2019.
Additional Properties
We lease administrative office space in Springfield, Virginia, and we own administrative offices in Richmond, Virginia. In addition, we own approximately 14 acres in Maryland which are used for shop facilities. We own approximately 6,340 acres in Suwannee and Columbia counties in Florida that we hold for investment. Currently, we operate a hunting lodge on this property that we use for business entertainment. We have agreed to sell this property to our Chairman, Edward L. Baker, and our Chief Executive Officer, John D. Baker II, in connection with our pending merger with Vulcan Materials Company. See Item 13 “Certain Relationships and Related Transactions and Director Independence.”
On October 4, 2006, we entered into a Joint Venture Agreement with a subsidiary of Patriot Transportation Holding, Inc. (FRP), to develop approximately 4,300 acres of land near Brooksville, Florida. We will continue to mine the property and pay royalties to FRP for as long as mining does not interfere with the development of the property. The property does not yet have the necessary entitlements for real estate development. Approval to develop real property in Florida entails an extensive entitlements process involving multiple and overlapping regulatory jurisdictions and the outcome is inherently uncertain. We currently expect that the entitlements process may take several years to complete.
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
At September 30, 2007 certain property, plant and equipment with a carrying value of $2,917,000 were pledged to secure industrial development revenue bonds and certain other notes and contracts with an outstanding principal balance totaling $19,356,000 on such date.

Item 3. LEGAL PROCEEDINGS.
On March 22, 2006, the United States District Court for the Southern District of Florida (in a case captioned Sierra Club, National Resources Defense Council and National Parks Conservation Association v. Lt. Gen. Carl A. Stock, et al.) ruled that the mining permit issued for our Miami quarry, as well as several permits issued to competitors in the same region, had been improperly issued. The Court remanded the permitting process to the U.S. Army Corps of Engineers for further review and consideration.
On July 13, 2007, the Court ordered the Company to cease all mining excavation at the Miami quarry, effective on July 17, 2007, pending the issuance by the U.S. Army Corps of Engineers of a Supplemental Environmental Impact Statement.
The Court based its decision to shut down mining activity at the Miami quarry and two quarries owned by competitors on concern that levels of benzene had been detected in an area of the Biscayne Aquifer known as the Northwest Wellfield, which supplies a significant portion of the water supply to the Miami area. At this time, the Company does not have any information to indicate that the benzene was produced by the Company’s mining activities or that the levels of benzene pose a risk to human health.
For the year ended September 30, 2007, we sold 3,156,000 tons of aggregates from the Miami quarry, generating $36,102,000 in revenues. A significant portion of this volume is shipped by rail to Central and Northeast Florida and used in our concrete production facilities in Southeastern Florida, Central Florida and Jacksonville. Our Miami quarry employs 40 persons and has property, plant and equipment of approximately $85,233,000 of which $23,562,000 is land.
We estimate that recoverable reserves at the Miami quarry (assuming that mining is permitted to continue in the long term) are approximately 132 million tons.
The Company and the members of its board of directors were named in a purported shareholder class action complaint filed in Florida state court (the Duval County Circuit Court) on March 6, 2007, captioned Dillinger v. Florida Rock, et al., Case No. 16-20007-CA-001906. The complaint seeks to enjoin the merger and alleges, among other things, that the directors have breached their fiduciary duties owed to the Company’s shareholders by attempting to sell the Company to Vulcan for an inadequate price.
We believe the lawsuit described above is without merit but have determined to seek a settlement to avoid the expense, risk, inconvenience and distraction of continued litigation. Accordingly, the parties have entered into a memorandum of understanding providing for the settlement of the lawsuit and have agreed to seek final court approval of the settlement and dismissal of the lawsuit on the terms set forth in the memorandum. The settlement is conditioned on the closing of our pending merger with Vulcan Materials Company. Pursuant to the memorandum, the Company agreed to include additional requested disclosure in its proxy statement for the special meeting of shareholders at which the merger agreement was approved and to pay plaintiff’s attorneys’ fees. The court approval required by the memorandum will include the dismissal of the lawsuit with prejudice and a release of any claims, whether legal or equitable, which plaintiff or any member of the purported class may have in connection with the merger or this proxy statement.
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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
On August 14, 2007, the Company held a Special Meeting of Shareholders. At the meeting, the shareholders approved the Agreement and Plan of Merger, dated as of February 9, 2007, as amended on April 7, 2007, by and among Vulcan Materials Company, a New Jersey corporation, the Company, Virginia Holdco, Inc., a New Jersey corporation, and Fresno Merger Sub, a Florida corporation. The shareholders also approved a proposal to adjourn the special meeting, if necessary or appropriate, to permit further solicitation of proxies.
     The votes cast on there proposals were as follows:

				Broker
Broker Proposal	Votes For	Votes Against	Abstain	Non-Votes
Merger Proposal	49,142,854	92,243	27,228	—
Adjournment Proposal	46,405,170	2,804,580	52,575	—
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There were approximately 780 holders of record of our common stock, $.10 par value, as of November 14, 2007. The Company’s common stock is traded on The New York Stock Exchange (Symbol: FRK). The following table sets forth information concerning stock prices and dividends paid during the past two years.

	First		Second		Third		Fourth
	2007	2006	2007	2006	2007	2006	2007	2006
Cash dividend	$.150	.150	.150	.150	.150	.150	.150	.150
Market price:
High	$46.40	67.98	69.00	60.50	69.94	66.10	68.47	50.31
Low	$37.00	45.30	42.83	48.65	66.34	43.61	58.09	35.71
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLANS
The information contained under the caption “Securities Authorized For Issuance Under Equity Incentive Plans” under Item 12 of this Annual Report is hereby incorporated by reference.

SHAREHOLDER RETURN PERFORMANCE
     The following graph and table compare the performance of our common stock to the S&P 500 Index, the Dow Jones U.S. Building Materials and Fixtures Index and a peer group of companies in our industry for the five-year period commencing September 30, 2002 and ending on September 30, 2007. The peer group consists of Martin Marietta Materials, Inc., Texas Industries, Inc., and Vulcan Materials Company. The table and graph assume that $100 was invested on September 30, 2002 in the Company’s common stock and in each of the indices and assumes the reinvestment of dividends.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Florida Rock Industries, Inc., The S&P Smallcap 600 Index,
The Dow Jones US Building Materials & Fixtures Index And A Peer Group

*	$100 invested on 9/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending September 30.

	2002	2003	2004	2005	2006	2007
Florida Rock	100	164.44	253.08	502.43	307.37	501.35
Peer Group	100	126.86	158.03	191.56	205.28	235.93
S&P 500 Index	100	128.14	183.17	224.99	213.50	241.34
Bldg Materials	100	112.66	153.12	236.79	252.91	335.28

Item 6. SELECTED FINANCIAL DATA.
Five Year Summary Years ended September 30
(Dollars and shares in thousands except per share amounts)

	2007		2006		2005	2004		2003
Summary of Operations
Total sales, including freight	$1,080,774		1,367,789		1,153,452	948,519		746,059
Gross profit	$323,516		445,703		351,242	255,202		188,272
Operating profit(a)	$214,217		319,475		249,473	175,928		112,299
Interest expense	$423		259		1,555	2,126		1,853
Income before income taxes	$217,932		330,084		255,632	177,953		116,308
Provision for income taxes	$76,916		118,675		97,979	64,283		40,707
Net income	$141,016		211,409		157,653	113,670		75,934

Per Common Share
Basic earnings per share	$2.14		3.22		2.41	1.75		1.18
Diluted earnings per share	$2.11		3.16		2.36	1.72		1.16
Shareholders’ equity	$15.79		14.02		11.41	9.55		8.89
Cash dividend	$.600		.600		.566	1.134		.245
Financial Summary
Current assets	$248,309		305,191		266,825	198,336		190,094
Current liabilities	$138,415		151,266		145,280	158,901		95,723
Working capital	$109,894		153,925		121,545	39,435		94,371
Property, plant and equipment, net	$857,451		690,012		578,500	520,959		489,778
Total assets	$1,371,194		1,236,260		1,052,991	934,929		886,154
Long-term debt, excluding current portion	$16,716		16,423		18,437	41,927		118,964
Shareholders’ equity	$1,053,359		915,896		747,933	620,880		574,422
Other Data
Return on average shareholders’ equity	14.3		25.4		23.0	19.0		13.9
Return on average capital employed	12.9		22.6		19.9	15.4		11.2
Additions to property, plant and equipment	$249,767	[b]	179,777	[b]	140,143	104,656	[b]	63,195
Depreciation, depletion and amortization	$82,682		74,687		64,558	63,628		63,126
Weighted average number of shares — basic	65,990		65,621		65,306	64,810		64,420
Weighted average number of shares — diluted	66,955		66,829		66,764	66,133		65,464
Number of employees at End of year	2,950		3,464		3,426	3,208		3,127
Shareholders of record	780		832		852	834		845

(a)	Included in operating profit for 2007, 2006, 2005, 2004 and 2003 are gains on the sale of real estate of $3,928,000, $3,569,000, $6,367,000, $13,167,000 and $3,556,000, respectively. See Note 14 to the Consolidated Financial Statements.

(b)	Includes property, plant and equipment acquired in acquisitions.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     Executive Overview. The Company is one of the nation’s leading producers of construction aggregates, a major provider of ready-mix concrete and concrete products in the Southeastern and Mid-Atlantic States and a significant supplier of cement in Florida and Georgia. We operate through three business segments: construction aggregates, concrete products, and cement and calcium.
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
     During fiscal 2007, our business was significantly affected by the dramatic downturn in residential construction activity in Florida. For the contribution made to net sales and operating profit from each business segment, see Note 15 to the Consolidated Financial Statements.
     On February 19, 2007, we agreed to merge with Vulcan Materials Company pursuant to an Agreement and Plan of Merger dated February 19, 2007. The merger was approved by our shareholders on August 14, 2007, and is expected to close on or about November 16, 2007.
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
     Construction Aggregates. Our construction aggregates segment is engaged in the mining, processing, distribution and sale of crushed stone, sand and gravel. Our construction aggregates segment operates plants in multiple states:

	Crushed	Base Rock	Sand, Gravel and	Distribution
	Stone Plants	Plants	Industrial Sand	Terminals
Florida	3	2	10	3
Georgia	7		3	2
Tennessee	1
Alabama	1		1
Maryland	2		2	4
Delaware				1
Virginia	2		2	2
Illinois	1
Kentucky	1
Louisiana				1
Canada	1
Bahamas	1

Note:	Chart includes one joint venture crushed stone plant in Georgia and one joint venture crushed stone plant in Canada.
     During fiscal 2007 we produced and shipped 36.2 million tons of construction aggregates. Currently, we have 2.1 billion tons of permitted reserves.
     Concrete Products Segment. Our concrete products segment produces and sells ready-mix concrete, concrete block, prestressed and precast concrete and sells other building materials in multiple states:

	Ready-Mix
	Concrete	Concrete	Prestress	Precast
	Plants	Block Plants	Plants	Plant
Florida	62	12		1
Georgia	10	1
North Carolina			2
Virginia	37
District of Columbia	2
Maryland	6
Bahamas	1	1
In 2007, we had a delivery fleet of 1,276 ready-mix and block trucks.
     Cement and Calcium Products. Our cement and calcium products segment operates a cement plant in Newberry, Florida, import terminals and grinding facilities in Tampa and Port Manatee, Florida and a limestone grinding facility in Brooksville, Florida.
     Our Newberry cement plant produced 685,000 tons of cement in 2007. Construction to double the annual production capacity of this plant continued in 2007. Construction is expected to be completed in early fiscal 2009.
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
     Our Markets. Construction activity and general economic conditions in our principal markets significantly affect our results. The following breakdown shows our sales by market:

Market	2007 % of Sales	2006 % of Sales
Florida	59.8	65.6
Mid-Atlantic	30.1	25.7
Georgia	7.5	7.2
North Carolina	.3	.4
Tennessee	.6	.5
Illinois	.6	.5
Kentucky	.6	.2
Alabama	.5	—
     Construction Activity. Residential construction has declined dramatically in our Florida markets. We cannot estimate when the housing market will turn around and until residential construction recovers, volumes will continue to trail fiscal 2006 volumes. Construction activity in our markets is affected by a number of factors, including population growth, economic conditions, interest rates and other factors.

     Our financial results also are affected by highway construction spending levels. On August 10, 2005, the “Safe, Accountable, Flexible and Efficient Transportation Equity Act-A Legacy for Users” became law, providing $286.5 billion in guaranteed funding for federal highway, transit and safety programs. We expect this legislation to result in modest increases in highway construction spending over the next several years.
     Cement Supplies. In 2004 there was a severe cement shortage in the Florida market. The cement shortage was fueled by a record level of demand, unusual downtime at some of our competitors’ plants and limited availability of imports due to stronger international demand, particularly in China, and a shortage of available barges. The cement shortage eased in 2005, although many states in our markets experienced somewhat tight supply conditions. Demand for cement products also weakened in late fiscal 2006 as a result of the slowdown in residential construction. During fiscal 2007, the demand continues to weaken as a result of the slowdown in residential construction. During 2007 due to this weak demand, our Newberry cement plant was shutdown for thirty-nine days due to lack of storage space for our product. We began construction of an expansion of our Newberry plant in fiscal 2006. Some of our competitors also either are expanding capacity or building new plants.
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
     In October 2005 a hurricane affected southern Florida and caused a disruption of business during the first quarter of fiscal 2006. Rail operations were interrupted, resulting in restricted delivery of product to our terminals. This interruption caused a shortage of aggregate production in some parts of Florida which affected business in areas not affected by the hurricane during the first quarter of fiscal 2006.
     Financial results are affected by planned maintenance at the cement plant since these costs, which can be significant, are expensed when incurred. The Company expensed planned maintenance of $3,800,000 in fiscal 2007, as compared to $4,100,000 in fiscal 2006. The plant was shut down for twenty-three days in fiscal 2007 and nineteen days in fiscal 2006 for planned maintenance. Planned maintenance is scheduled for the first quarter of fiscal 2008 at an estimated cost of $2,900,000 as compared to $2,600,000 for the first quarter of fiscal 2007. Planned maintenance costs typically result in an overhaul to the wear parts of the major operating components. Since the cement manufacturing process is continuous, the coordination of the repair to multiple components is paramount. Items that typically are inspected, repaired and/or replaced during an outage include: chain and belt conveyors, idlers, rollers, mill journals, impact hammers, grinding table liners, separator blades, mill liners, bearings, fans, ductwork, airslides, grinding media, refractory, castable and shell replacement.
     Our insurance program consists of the Company self-insuring a portion of the claims and paying premiums for coverage in excess of this self-insurance retention. The self-insurance retention level is determined by comparing the premium for the coverage versus the potential exposure. For the automobile insurance programs, self-insurance retention is $3,000,000 per occurrence. For workers compensation and general liability insurance programs, the self-insurance retention is $1,000,000 per occurrence with an aggregate of $2,000,000 for general liability.
     Operating Review. Fiscal 2007 sales declined 21.0% to $1,080,774,000 from $1,367,789,000 for fiscal 2006 due to decreased demand in all three business segments. The primary reason for the revenue decline is volume decreases in all three of our business segments due to a significant slow down in construction activity, particularly in the residential markets. In addition, sales prices for cement decreased slightly due to a change in product mix and lower sales price of concrete block. These decreases were partially offset by higher average selling prices in our aggregate segment and the higher average selling price of ready-mix concrete.
     In our aggregates segment for the year, volumes at our producing locations were down 19.1% over 2006 volumes, although volume declines were partially offset by a 15.2% increase in the average selling price. Volumes decreased in both our southern and northern operations.
     In our concrete segment for the year, volumes of ready-mix concrete declined 23.1%, while our block volumes were down 44.9% compared to 2006. Sales prices for ready-mix concrete increased 5.4% and for concrete block decreased 1.5%.
     In our cement operations for the year volumes decreased 24.4% and the average selling price of cement declined 0.3%.
     Fiscal 2006 sales increased 18.6% to $1,367,789,000 from $1,153,452,000 in fiscal 2005 due to increased revenues in all three business segments. These increases were attributable to both increased volumes and sales prices of construction aggregates at producing locations, ready-mix concrete, concrete block and building materials, and cement.
     In our aggregates segment for fiscal 2006, volumes at our producing locations were up 7.0% over 2005 volumes primarily from acquisitions at the end of fiscal 2005 or early fiscal 2006, increased volumes from our quarry on the Ohio River in Illinois acquired at the beginning of fiscal 2005 and from our Georgia and Florida operations. These volume increases were offset by decreases in volumes at our distribution terminals of 4.8% and lower volumes in our Virginia and Maryland markets.
     In our concrete segment for fiscal 2006, volumes of ready-mix concrete were up 3.2%, while our block volumes were down 1.9% compared to 2005. Sales prices for ready-mix were up 16.9% and for block were up 19.1%.
     In our cement operations for fiscal 2006 volumes decreased 2.1% due to lower volumes at our grinding facilities partially offset by increased volumes at the Newberry cement plant.
     Gross profit for fiscal 2007 decreased 27.4% and gross margin decreased to 29.9% of sales as compared to 32.6% for 2006. We experienced gross profit and gross margin declines in all three business segments due to sales declines. Our business is capital intensive, resulting in significant fixed costs. When we experience these levels of decreases in volumes, it will cause a significant decrease in our gross profit margin and gross profit. Construction aggregates declines were primarily due to decreased volumes and higher depreciation expense due to completion of new production facilities and high fixed costs, partially offset by increased prices. The cement and calcium group declines for the year were due to reduced volumes and higher costs. Our concrete products segment for the year declined due to reduced ready-mix and block volumes and higher fixed costs partially offset by increased sales prices of ready-mix concrete. The cement and concrete products segments were adversely affected by increased raw material prices. Depreciation expense was approximately $9,743,000 higher, which depressed profit and margin.
     Gross profit for fiscal 2006 increased 26.9% and gross margin increased to 32.6% of sales as compared to 30.5% for 2005. These increases were due to all three business segments gross profit and gross margin improvements. Construction aggregates improvements were primarily due to higher sales prices and increased volumes. Gross profit in fiscal 2005 benefited from an insurance settlement of

$2,116,000 which recovered costs previously expensed. The cement and calcium group improvement for the year was due to price increases partially offset by the reduced volumes. Our concrete products segment for fiscal 2006 improved due to increased sales prices and ready-mix volumes. All three segments' gross profit and margins were adversely affected by dramatic increases in fuel and energy costs and construction aggregates and concrete products were adversely affected by repairs and maintenance. The cement and concrete products segments were adversely affected by increased raw material prices. Gross profit in fiscal 2005 also benefited from an insurance settlement of $2,116,000 which recovered costs previously expensed. Fuel costs were $14,464,000 higher in 2006 as compared to 2005. Repair costs increased $5,453,000 in fiscal 2006. Higher depreciation expense of approximately $7,425,000 also depressed profit and margin.
     Selling, general and administrative (SGA) expenses on a consolidated basis decreased 12.8% in 2007. SGA as a percentage of sales were 10.5% for fiscal 2007 as compared to 9.5% for fiscal 2006. The dollar decrease is due to reduced profit sharing and management incentive compensation, which are both linked to earnings before income taxes and real estate gains, reduced professional services, reduced contributions and reduced risk insurance cost and a general reduction in selling general and administrative costs. These lower expenses were partially offset by $10,062,000 of costs related to our merger with Vulcan. SGA expense decreased in all three business segments primarily due to profit sharing and management incentive. Without these decreased expenses, SGA expenses for each of the business segments would have decreased slightly. For corporate overhead, SGA expenses increased as a result of merger expenses.
     Selling, general and administrative (SGA) expenses on a consolidated basis increased 20.0% in 2006 compared to 2005. SGA as a percentage of sales were 9.5% for fiscal 2006 as compared to 9.4% for fiscal 2005. The dollar increase is due to profit sharing and management incentive compensation, which are both linked to earnings before income taxes and real estate gains, stock option expense related to the adoption of FAS 123R which increased cost by $5,192,000 and legal services. All three business segments had an increase in SGA expense primarily due to profit sharing, management incentive and stock option expenses. Without these increased expenses, SGA expenses for each of the business segments would have increased slightly. For corporate overhead, SGA expenses increased as a result of higher profit sharing, management incentive, stock option expense and professional fees. In fiscal 2005 SGA expenses benefited $556,000 from reimbursement of legal fees in connection with the insurance settlement discussed above and $596,000 from life insurance proceeds
     Consolidated operating profit decreased to $214,217,000 in 2007 as compared to $319,475,000 for the same period last year. Gains on the sale of real estate this year were $3,928,000 versus $3,569,000 during fiscal 2006. Operating profit for the year for the aggregates group decreased to $103,246,000 from $117,215,000 last year. This was due to a 19.1% decrease in volume partially offset by price increases. The aggregates group did not have real estate gains in fiscal 2007 as compared to $1,685,000 last year. For the concrete products segment, operating profit decreased to $81,452,000 from $148,149,000 last year. This was due to 23.1% decrease in ready-mix volumes and a 44.9% decrease in block volumes, partially offset by price increases. For the cement and calcium segment, operating profit decreased to $55,745,000 from $83,600,000 last year. This decrease is primarily due to reduced volumes.
     Consolidated operating profit increased to $319,475,000 in 2006 as compared to $249,473,000 in 2005. Fiscal 2005 included the gain on the sale of a former quarry and other real estate which resulted in a gain of $6,367,000. Gains on the sale of real estate in fiscal 2006 were $3,569,000. Operating profit for 2006 for the Aggregates group increased to $117,215,000 from $94,552,000. This was due to a 7.0% increase in volume and price increases slightly offset by higher SGA expense and further reduced by higher fuel and repair costs. The aggregates group had real estate gains of $1,685,000 in 2006 as compared to $6,194,000 in fiscal 2005. For the concrete products segment, operating profit increased to $148,149,000 from $118,161,000 in fiscal 2005. This was due to 3.2% increase in ready-mix volumes, price increases and additional real estate gains of $1,711,000. These increases were slightly offset by increased fuel and SGA expenses. For the cement and calcium segment, operating profit increased to $83,600,000 from $57,336,000 in 2005. This increase was due to higher prices, partially offset by increased SGA expenses.
     Interest expense for 2007 increased to $423,000 from $259,000 in 2006 as a result of interest on non debt obligations. Interest of $1,030,000 was capitalized this year as compared to $898,000 last year. Interest expense for 2006 decreased to $259,000 from $1,555,000 in 2005 as a result of lower debt outstanding on revolving credit agreements and capitalization of interest of $898,000.
     Interest income for 2007 was $2,701,000 as compared to $3,161,000 last year. The decrease is the result of having less average excess cash available during fiscal 2007 for investment in short-term investments. The Company ended the year with approximately $34.9 million of cash and cash equivalents.
     Interest income for 2006 was $3,161,000 as compared to $1,260,000 in 2005. Fiscal year 2005’s interest income included $604,000 of interest income on the insurance settlement discussed above. The increase was the result of having more excess cash available during fiscal 2006 for investment in short-term investments. During fiscal 2006, the Company had very little usage of its revolving credit facilities. The Company ended the year with approximately $93 million of excess cash.
     Other income decreased $6,270,000 from last year primarily from gains on sale of other assets last year and lower equity in affiliates. Other income for 2006 includes a gain from an exchange of real estate which resulted from a legal settlement of $2,838,000. Also included in other income in fiscal 2006 is a gain of $1,442,000 from the sale of a 15% interest in an affiliate. Included in other income is our 50% equity in the operating results of our joint ventures. During fiscal 2007 this equity in earnings of joint ventures was a loss of $380,000 as compared to $810,000 last year. This loss is the result of reduced volumes.
     Income tax expense decreased to $76,916,000 in 2007 as compared to $118,675,000 last year. This is due to lower income before taxes and a decrease in the effective tax rate to 35.3% versus 36.0% last year.
     Income tax expense increased to $118,675,000 in 2006 as compared to $97,979,000 in 2005. This is due to higher income before taxes and a decrease in the effective tax rate to 36.0% versus 37.4% last year. The decrease in effective income tax rate is due to the 3% manufacturers credit in fiscal 2006 and an increase in excess percentage depletion as a result of increased revenues.
     Net earnings for fiscal 2007 were $141,016,000 as compared to $211,409,000 last year. Included in net earnings for this year is the gain on the sale of real estate of $3,928,000 pre-tax ($2,541,000 after tax). Included in fiscal 2006 was the gain on the sale of real estate of $3,569,000 ($2,284,000 after tax) and a gain of $2,838,000 pretax from the exchange of real estate ($1,816,000 after tax).
     Liquidity and Capital Resources. The following key financial measurements reflect the Company’s financial position and capital resources at September 30 (dollars in thousands):

	2007	2006	2005
Cash and cash equivalents	$34,876	93,353	68,921
Total debt	$20,031	19,702	19,934
Current ratio	1.8 to 1	2.0 to 1	1.8 to 1
Debt as a percent of capital employed	1.7%	1.9%	2.3%
Unused revolving credit	$250,000	250,000	250,000
Unused short-term lines	$35,000	35,000	35,000

     In 2007, cash provided by operations of $206,599,000, sales of assets of $12,613,000 and proceeds from the exercise of stock options of $15,721,000 were used to purchase $241,352,000 of property, plant and equipment, for business acquisitions of $30,727,000 and to pay dividends of $29,691,000.
     In 2006, cash provided by operations of $291,719,000, sales of assets of $9,384,000 and proceeds from the exercise of stock options of $3,949,000 were used to purchase $158,929,000 of property, plant and equipment, for business acquisitions of $44,030,000, to repurchase stock of $19,898,000 and to pay dividends of $49,197,000.
Operating Activities:
     During fiscal 2007, cash flow provided by operations was $206,599,000. The major reason for the decrease from 2006 was decreased earnings, a decrease in accounts payables and accrued expenses partially offset by a decrease in inventory, an increase in accounts receivable, an increase in depreciation and amortization.
     During fiscal 2006, cash flow provided by operations was $291,719,000. The major reason for the increase from 2005 was increased earnings, an increase in depreciation and amortization, an increase in accounts payable and accrued liabilities partially offset by an increase in accounts receivable and inventory.
Investing Activities:
     Cash flow used for investing activities was $267,432,000 for fiscal 2007. This resulted from purchases of property, plant and equipment of $241,352,000 and $30,727,000 used for business acquisitions, partially offset by proceeds from sales of property, plant and equipment and other assets of $12,613,000.
     Cash flow used in investing activities was $205,946,000 for fiscal 2006. This resulted from purchases of property, plant and equipment of $158,929,000 and $44,030,000 used for business acquisitions partially offset by proceeds from sales of property, plant and equipment and other assets of $9,384,000.
Financing Activities:
     Cash flow provided by financing activities was $2,356,000 in fiscal 2007. The exercise of stock options provided $15,721,000 of funds and the tax benefit related to these exercises provided $31,986,000 of funds. Payment of dividends used $29,691,000 of funds.
     Cash flow used for financing activities was $61,341,000 in fiscal 2006. During the year, dividends of $49,197,000 were paid and $19,898,000 of common stock was repurchased.
     The merger with Vulcan is expected to close on November 16, 2007. Future capital expenditures will be determined based on the combined companies’ future capital expenditure plans.
     The Company expects that the Purchase and Put Agreements covering $3,550,000 of the Industrial Revenue Bonds (See Note 7 to the Consolidated Financial Statements) will continue to be amended until the earlier of the final maturity date of the respective bonds or until the project financed by the bonds is terminated. To the extent that the bonds mature or the Purchase and Put Agreements are not extended, the Company will repurchase and/or repay the bonds with borrowings under its revolving credit agreement. The Company believes it will be able to renegotiate its present credit facilities or obtain similar replacement credit facilities when necessary in the future.

Capital Resources:
     Working capital for fiscal 2007 decreased to $109,894,000 from $153,925,000 for fiscal 2006. The decrease was due to decreased cash from operations.
     Working capital for fiscal 2006 increased to $153,925,000 from $121,545,000 for fiscal 2005. The increase was due to increased cash from operations.
     Upon completion of the merger with Vulcan, the Company’s revolving credit facilities will be terminated and future funding will be provided by Vulcan credit facilities.
     The following table summarizes the Company’s contractual obligations, maturities and commitments. See Notes 8 and 13 of the Notes to Consolidated Financial Statements for additional information regarding long-term debt and operating leases.

	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total
Long-term debt including interest	$3,662	1,262	733	15,934	21,591
Operating leases	1,835	3,061	2,601	10,203	17,700
Purchase obligations	30,479	5,667	3,500	1,750	41,396
Other long-term liabilities	10,144	13,245	7,846	40,006	71,241

Total	$46,120	23,235	14,680	67,893	151,928

     Excluded from the above table are minimum royalties on contracts that are cancelable on short notice.
     Off-Balance Sheet Arrangements. There are no off-balance sheet arrangements, such as financing or variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
     Critical Accounting Policies. The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to Management’s Discussion and Analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions, and in some cases, actuarial calculations. We constantly review these significant factors and make adjustments where facts and circumstances dictate. Actual results could differ from those estimates. Historically, actual results have not significantly deviated from estimated results determined using the factors described above.
     Note 2 to the Consolidated Financial Statements provides detail on the application of these and other accounting policies. These critical accounting policies and Note 2 should be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following is a discussion of the accounting policies considered to be most critical to the Company. These accounting policies are both most important to the portrayal of the financial condition and results, and require management’s most difficult, subjective or complex judgments often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has discussed each of these critical accounting policies with the Audit Committee, and the Audit Committee has reviewed this disclosure regarding Critical Accounting Estimates.
     Self-insurance reserves. It is our policy to self insure for certain insurable risks consisting primarily of physical loss to property, business interruptions, workers’ compensation, comprehensive general liability, product liability and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Based on an independent actuary’s estimate of the aggregate liability for claims incurred, a provision for claims under the self-insured program is recorded and adjusted monthly. The actuarial estimates are subject to uncertainty from various sources, including changes in claim reporting patterns, claims settlement patterns, judicial decisions, legislation, and economic conditions. Although the Company believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations and future expense.
     Long-lived assets. The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of net carrying value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. The Company believes that, based on current conditions, materially different reported results are not likely to result from long-lived asset impairments. However, a change in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results.
     Intangible assets and goodwill. Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” requires companies to test goodwill for impairment on an annual basis at the reporting unit level (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company has determined that it has three reporting units and the annual impairment test will be performed as of September 30th. SFAS 142 also requires that the carrying value of an identifiable intangible asset that has an indefinite life be determined by using a fair value based approach.
     The valuation of goodwill and intangibles with indefinite useful lives for impairment requires management to use significant judgments and estimates including, but not limited to, projected future revenue and cash flows. The Company believes that, based on current conditions, materially different reported results are not likely to result from goodwill and intangible impairments. However, a change in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different report results.
     Inventory. Inventories are valued at the lower of cost or market. Inventory for the aggregates segment on a quarterly basis is based on internal estimates of production during the period. An outside consultant measures the volume of aggregates inventory for our large quarries on a quarterly basis and the balance of the locations primarily on a semi-annual basis. Aggregates inventory is adjusted to the amounts shown in the report of the outside consultant.
     Asset Retirement Obligation. SFAS No. 143, “Accounting for Asset Retirement Obligations,” and FIN 47; “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143,” require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is amortized over the life of the asset. The liability is accreted at the end of each reporting period through charges to operating expenses. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. For concrete and terminal locations, asset retirement obligations are recorded for lease-stipulated requirements, as well as closure obligations related to storage tanks. For the cement and calcium segment, asset retirement obligations have been provided for obligations to reclaim mining sites, asbestos removal, and closure obligations related to storage tanks. For the aggregates segment, an asset retirement obligation was provided where the Company has a legal obligation to reclaim the mining site and closure obligations related to storage tanks.
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
     Employee Benefits. Under the provisions of SFAS No.87, “Employer’s Accounting for Pensions” and SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions,” measurement of the obligations under employee benefits plans are subject to a number of assumptions. These include the rate of return on plan assets, health care cost trend rates and the rate at which the future obligations are discounted to the value of the liability. (See Note 12 to the consolidated financial statements).
     Related Party Transactions. Patriot Transportation Holding, Inc. (“Patriot”), a related party through common directors (See Note 5 to the consolidated financial statements), hauls diesel fuel, cement and other supplies for the Company. Charges for such services are based on prevailing market prices. The Company also leases various aggregate mining and other properties paying rent or royalties based on long-term contracts entered into during the mid 1980’s and early 1990’s. In addition, the Company provides administrative services to Patriot. These services are provided at market prices.
     On October 4, 2006, the Company entered into a 50-50 joint venture with a subsidiary of Patriot Transportation Holding, Inc. (“FRP”) to develop property near Brooksville, Florida. We contributed approximately 553 acres of land with a book value of $1,700,000 and FRP contributed approximately 3,433 acres of land which the Company leased from Patriot under a long-term mining lease. In addition, we contributed an additional 288 acre parcel that we acquired in 2006, and FRP reimbursed us $3,018,000 for one-half of the acquisition costs of that parcel. The Company’s investment in the joint venture is $5,136,000 as of September 30, 2007. The Company and FRP are each required to fund up to $2 million each in additional capital contributions. The Company will continue to conduct mining operations on a portion of the property and pay royalties to FRP based on actual tons mined.

     New Accounting Pronouncements. In March 2005, the Emerging Issues Task Force reached a consensus on Issue 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (“EITF 04-6”), EITF 04-6 was effective for the Company beginning October 1, 2006 and requires that stripping costs incurred during the production phase of the mine be included in the costs of the inventory produced during the period that the stripping costs are incurred. The Company currently accounts for stripping costs consistent with the method prescribed by EITF 04-6, and as such, it did not have an effect on the Company’s consolidated financial statements.
     In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for the Company beginning October 1, 2007 and it is not expected to have a material effect on the Company’s consolidated financial statements.
     In June 2006, the FASB ratified EITF No. 06-3, “Disclosure Requirements for Taxes Assessed by a Government Authority on Revenue-Producing Transactions.” EITF 06-3 requires disclosure of a company’s accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenue and costs), EITF 06-3 also requires disclosure of the amount of taxes included in the financial statements. EITF 06-3 was effective for the Company beginning January 1, 2007 and did not have a material effect on the Company’s consolidated financial statements. The Company records taxes collected on revenue producing activities on a net basis.
     In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. FSP AUG AIR-1 is effective for the Company beginning October 1, 2007 and, as the Company does not currently use the prohibited method, is not expected to have a material impact on the Company’s consolidated financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements,” which requires registrants to consider the effect of all carryover and reversing effects or prior year misstatements when quantifying errors in current year financial statements. The cumulative effective of initial application is to be reported in the carrying amount of assets and liabilities as of the beginning of that fiscal year, and the offsetting is to be made to the opening balance of retained earnings for that year. The provisions of SAB 108 are effective for the Company’s fiscal year ended September 30, 2007 and did not have a material impact on the consolidated financial statements.
     In September 2006, the FASB ratified EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” This issue requires that the determination of the amount that could be realized under an insurance contract (1) consider any additional amounts (beyond cash surrender value) included in the contractual terms of the policy and (2) be based on assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. When it is probable that contractual restrictions would limit the amount that could be realized, such contractual limitations should be considered and any amounts recoverable at the insurance company’s discretion should be excluded from the amount that could be realized. EITF 06-5 is effective for the company beginning October 1, 2007 and the Company is in the process of evaluating its impact, if any, on the consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning October 1, 2008 and the Company is evaluating the impact, if any, of this Statement on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires the Company to recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires the measurement of defined benefit plan assets and obligations as of the date of the Company’s fiscal year end. SFAS 158 is effective for the Company as of September 30, 2007 (See Note 12), with the exception of the measurement date provisions, which are effective for the Company’s fiscal year ending September 30, 2009.
     Outlook. Residential construction in our markets continues to show significant weakness, with the subprime credit crunch adding additional negative impact. Non-residential is still slightly ahead of the prior year but these comparisons will get tougher in the coming months and without any rebound in residential historical precedent would indicate softening in non-residential construction as well in the coming months. Highway/infrastructure spending remains strong but will be dependent on continued strength in tax revenues for the states in the coming year.
     During the fourth quarter of fiscal 2007 the level of construction activity in the residential sector decreased resulting in a reduction in volumes in all three business segments. The volumes in these segments in fiscal 2007 have continued to be depressed from fiscal 2006 levels. The temporary shutdown of mining ordered by the federal court for our Miami quarry continues in effect while our appeal of that order remains pending before the Eleventh Circuit Court of Appeals. Meanwhile we expect the Army Corps of Engineers to issue the Supplemental Environmental Impact Statement ordered by the federal district court in early 2008.
     For further discussion of the issues surrounding the Miami quarry, refer to Note 17 to the Consolidated Financial Statements.
     For our cement segment, construction continues on our expansion with completion now scheduled for late calendar 2008 or early 2009. The decline in residential construction is depressing our volumes in this segment with little expectation of any near term improvement in demand. High shipping costs are holding up the price of cement imports offsetting the pressure on prices in the local Florida market caused by the overall softening of demand.
     Inflation. In the past five years the Company has been able to raise the price of its core products in amounts that generally offset or exceed inflation as measured by the Consumer Price Index.
     Forward-Looking Statements. Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-

looking statements. These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources, and competition and may be indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “project,” “continuing,” “ongoing,” “expects,” “contemplates,” “management believes,” “the Company believes,” “the Company intends,” and similar words or phrases. The following factors are among the principal factors that could cause actual results to differ materially from the forward-looking statements: availability and terms of financing; the weather; competition; levels of construction activity in the Company’s markets; cement shipments; fuel and electric costs; transportation costs; inflation; quality and quantities of the Company’s aggregates reserves; residential and nonresidential construction; public spending for federal highways and infrastructure; governmental regulations; ocean shipping rates; and management’s ability to determine appropriate sales mix, plant location and capacity utilization.
     However, this list is not a complete statement of all potential risks or uncertainties. These forward-looking statements are made as of the date hereof based on management’s current expectations and the Company does not undertake, and affirmatively disclaims, an obligation to update such statements, whether as a result of new information, future events or otherwise. Additional information regarding these and other risks factors may be found in the Company’s other filings made from time to time with the Securities and Exchange Commission.

Item 7. A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our operations are highly dependent on the interest rate-sensitive construction industry. Economic activity in the construction industry in general, and the residential construction market in particular, is adversely affected by rising interest rates and escalating costs. A significant decrease in construction activity in our markets may have a material adverse effect on our sales and net income.
Aside from inherent risks from within our operations, our earnings are affected by market risk from changes in interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments changes in interest rates affect the amount of interest expense incurred.
The following table provides information about the Company’s financial instruments and the maturity dates thereof that are sensitive to changes in interest rates (in thousands):

						There-		Fair
	2008	2009	2010	2011	2012	after	Total	Value
Long-term debt at fixed rates	264	369	275	86	52	159	1,205	1,253

Weighted average interest rate	4.0%	4.5%	4.8%	7.2%	7.2%	7.1%

Long-term debt at variable interest rate	1,775					15,775	17,550	17,550

Weighted average interest rate	4.1%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Florida Rock Industries, Inc.:
We have audited Florida Rock Industries, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Florida Rock Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Florida Rock Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Florida Rock Industries, Inc. as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2007, and our report dated November 16, 2007 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Jacksonville, Florida
Certified Public Accountants
November 16, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Florida Rock Industries, Inc.:
We have audited the accompanying consolidated balance sheets of Florida Rock Industries, Inc. and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Florida Rock Industries, Inc. and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2007 in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of computing share-based compensation as of October 1, 2005 and changed its method of accounting for defined benefit postretirement plans as of September 30, 2007.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 16, 2007 expressed an unqualified opinion on the effective operation of internal control over financial reporting.
KPMG LLP
Jacksonville, Florida
Certified Public Accountants
November 16, 2007

Florida Rock Industries, Inc. and Subsidiaries
Consolidated Statements of Income Years ended September 30
(Dollars and shares in thousands except per share amounts)

	2007	2006	2005
Net sales	$1,048,003	1,328,271	1,126,608
Freight revenues	32,771	39,518	26,844

Total sales	1,080,774	1,367,789	1,153,452

Cost of sales	724,086	882,341	775,247
Freight expense	33,172	39,745	26,963

Total cost of sales	757,258	922,086	802,210

Gross profit	323,516	445,703	351,242
Selling, general and administrative expenses	113,227	129,797	108,136
Gain on sales of real estate	(3,928)	(3,569)	(6,367)

Operating profit	214,217	319,475	249,473
Interest expense	(423)	(259)	(1,555)
Interest income	2,701	3,161	1,260
Other income, net	1,437	7,707	6,454

Income before income taxes	217,932	330,084	255,632
Provision for income taxes	76,916	118,675	97,979

Net income	$141,016	211,409	157,653

Earnings per common share:
Basic	$2.14	3.22	2.41

Diluted	$2.11	3.16	2.36

Weighted average number of shares used in computing earnings per common shares:
Basic	65,990	65,621	65,306

Diluted	66,955	66,829	66,764

See accompanying notes.

Florida Rock Industries, Inc. and Subsidiaries
Consolidated Balance Sheets September 30
(Dollars in thousands)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$34,876	93,353
Accounts receivable, less allowance for doubtful accounts of $2,574($2,530 in 2006)	111,178	142,727
Income taxes receivable	27,511	7,361
Inventories	64,753	53,015
Deferred income taxes	3,740	3,696
Prepaid expenses and other	6,251	5,039

Total current assets	248,309	305,191
Other assets	72,259	64,305
Goodwill	193,175	176,752
Property, plant and equipment, at cost:
Depletable land	159,707	157,536
Other land	85,380	81,839
Plant and equipment	1,110,482	966,363
Construction in process	138,763	81,976

	1,494,332	1,287,714
Less accumulated depreciation, depletion and amortization	636,881	597,702

Net property, plant and equipment	857,451	690,012

	$1,371,194	$1,236,260

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$69,209	82,327
Dividends payable	10,004	—
Accrued payroll and benefits	32,164	50,670
Accrued insurance reserves, current portion	6,514	3,196
Accrued liabilities, other	17,209	11,794
Long-term debt due within one year	3,315	3,279

Total current liabilities	138,415	151,266

Long-term debt, less current portion	16,716	16,423
Deferred income taxes	102,598	92,449
Accrued employee benefits	26,636	22,329
Long-term accrued insurance reserves	13,519	19,423
Other accrued liabilities	19,951	18,474

Total liabilities	317,835	320,364

Commitments and contingent liabilities (Notes 3, 5, 8, 9, 13, 17 and 18)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value; 100,000,000 shares authorized, 66,692,551 shares issued (65,809,776 shares in 2006)	6,669	6,581
Capital in excess of par value	69,368	46,171
Retained earnings	983,504	884,763
Less cost of treasury stock; 478,390 shares in 2006	—	(18,421)
Accumulated other comprehensive loss, net of tax	(6,182)	(3,198)

Total shareholders’ equity	1,053,359	915,896

	$1,371,194	1,236,260

See accompanying notes.

Florida Rock Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows Years ended September 30
(Dollars in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$141,016	211,409	157,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	82,682	74,687	64,558
Deferred income tax provision	11,975	3,288	13,747
Provision for doubtful accounts	657	273	258
Gain on disposition of property, plant and equipment and other assets	(8,117)	(8,595)	(12,744)
Dividends from affiliates	1,134	338	984
Income tax benefit from exercise of stock options	—	—	7,145
Stock option expense	5,032	5,192	—
Net changes in operating assets and liabilities, net of businesses acquired:
Accounts and income taxes receivable	10,958	(1,930)	(39,759)
Inventories	(9,754)	(9,008)	(6,776)
Prepaid expenses and other	(1,199)	(982)	837
Accounts payable and accrued liabilities	(28,093)	19,127	39,486
Other, net	308	(2,080)	(461)

Net cash provided by operating activities	206,599	291,719	224,928

Cash flows from investing activities:
Purchase of property, plant and equipment	(241,352)	(158,929)	(125,546)
Proceeds from the sale of property, plant and equipment and other assets	12,613	9,384	35,560
Additions to other assets	(6,458)	(12,712)	(4,846)
Investment in joint venture	(1,508)	—	—
Business acquisitions, net of cash acquired	(30,727)	(44,030)	(14,342)
Long-term cash released from escrow	—	—	2,915
Collection of notes receivable and advance to affiliates	—	341	—
Proceeds from life insurance	—	—	4,776

Net cash used in investing activities	(267,432)	(205,946)	(101,483)

Cash flows from financing activities:
Repayment of long-term debt	(248)	(232)	(25,723)
Exercise of employee stock options	15,721	3,949	4,549
Excess tax benefits from exercise of stock options	31,986	4,037	—
Repurchase of Company common stock	—	(19,898)	(8)
Tax payment on net option exercise	(15,412)	—	—
Payment of dividends	(29,691)	(49,197)	(79,233)

Net cash provided by (used in) financing activities	2,356	(61,341)	(100,415)

Net (decrease)increase in cash and cash equivalents	(58,477)	24,432	23,030

Cash and cash equivalents at beginning of year	93,353	68,921	45,891

Cash and cash equivalents at end of year	$34,876	93,353	68,921

Florida Rock Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows Years ended September 30
(Dollars in thousands) (continued)

	2007	2006	2005
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense, net of amount capitalized	$462	201	1,734
Income taxes	$51,777	118,549	84,430
Non-cash investing and financing activities:
Additions to property, plant and equipment from exchanges	$1,941	4,010	4,652
Additions to debt for a prepaid royalty agreement	$577	—	—
Additions to property, plant and equipment Financed by issuing debt	$—	—	1,276
Exercise of stock options satisfied by the surrender of shares	$3,253	—	—
     See accompanying notes.

Florida Rock Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years ended September 30
(Dollars in thousands except share and per share amounts)

							Accumu-
							lated
							Other
							Copre-	Total
			Capital in				hensive	Share
	Common Stock		Excess of	Retained	Treasury Stock		Loss, net	Holders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	of tax	Equity
Balances at October 1, 2004	65,021,451	$6,502	$22,264	$592,114	—	—	—	$620,880

Shares repurchased	(173)		(8)					(8)
Exercise of stock options	526,533	53	4,496					4,549
Tax benefits on stock options exercised			7,145					7,145
Net income				157,653				157,653
Minimum pension liability net of $3,290 tax							(5,238)	(5,238)

Comprehensive income								152,415
Cash dividends ($.566 per share)				(37,048)				(37,048)

Balances at Sept. 30, 2005	65,547,811	6,555	33,897	712,719	—	—	(5,238)	747,933
Shares repurchased					(516,000)	(19,898)		(19,898)
Exercise of stock options	261,965	26	2,446		37,610	1,477		3,949
Tax benefits on stock options exercised			4,636					4,636
Stock options			5,192					5,192
Net income				211,409				211,409
Minimum pension liability net of $1,281 tax							2,040	2,040

Comprehensive income								213,449
Cash dividends ($.60 per share)				(39,365)				(39,365)

Balances at Sept. 30, 2006	65,809,776	6,581	46,171	884,763	(478,390)	(18,421)	(3,198)	915,896

Exercise of stock options	882,775	88	(15,619)	(2,580)	478,390	18,421		310
Tax benefits on stock options exercised			33,784					33,784
Stock option expense			5,032					5,032
Net income				141,016				141,016
Minimum pension liability, net of $325 tax							517	517

Comprehensive income								141,533
Cash dividends ($.60 per share)				(39,695)				(39,695)
Adoption of SFAS 158 net of $2,198 tax							(3,501)	(3,501)

Balances at Sept. 30, 2007	66,692,551	$6,669	$69,368	$983,504	0	$0	$(6,182)	$1,053,359

See accompanying notes.

Florida Rock Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Merger with Vulcan Materials Company. On February 19, 2007, the Company entered into a definitive Agreement and Plan of Merger, as amended by Amendment No. 1 to the Agreement and Plan of Merger dated as of April 9, 2007, with Vulcan Materials Company and certain other parties described below. The merger agreement provides that two newly formed subsidiaries of a new holding company will merge with the Company and Vulcan, respectively. As a result of these mergers, the Company and Vulcan each will become wholly owned subsidiaries of the new holding company (“Virginia Holdco, Inc.” or “Holdco”), which will then be renamed Vulcan Materials Company. The Vulcan stock owned by Vulcan shareholders will be converted into shares of Holdco. The Company’s shareholders will have the option to elect to receive $67.00 per share in cash for each Company share held, or 0.63 of a share of common stock of Holdco, subject to proration as described in the following paragraph.
The merger agreement provides that, in the aggregate, 70% of Florida Rock common stock issued and outstanding immediately prior to the completion of the merger will be converted into the right to receive cash consideration and the remaining 30% will be converted into the right to receive stock consideration.
2. Accounting policies. CONSOLIDATION — The consolidated financial statements include the accounts of Florida Rock Industries, Inc. and its more than 50% owned subsidiaries and joint ventures (the “Company”). These statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions have been eliminated in consolidation. Investments in joint ventures 50% or less owned are accounted for under the equity method of accounting.
     INVENTORIES — Inventories are valued at the lower of cost or market. Cost for parts and supplies inventory at the cement plant are determined under the first-in, first-out (FIFO) method. Cost for other inventories is principally determined under the last-in, first-out (LIFO). Cost of inventories includes raw materials, direct labor and production costs.
     REVENUE RECOGNITION — Revenue, net of discounts, is recognized on the sale of products at the time the products are shipped, all significant contractual obligations have been satisfied and the collection of the resulting accounts receivable is reasonably assured. Amounts billed customers for delivery costs are classified as a component of total sales and the related delivery costs are classified as a component of total cost of sales.
     PROPERTY, PLANT AND EQUIPMENT — Provision for depreciation of plant and equipment is computed using the straight-line method based on the following estimated useful lives:

Years
Buildings and improvements	8-39
Machinery and equipment:
Water towing equipment	18
Plants and related equipment	8-20
Ancillary equipment	3-25
Automobiles and trucks	3-10
Furniture and fixtures	3-10
Depletion of sand and stone deposits is determined on the basis of units of production in relation to estimated proven reserves. Proven reserves are estimated by our geologists based upon results of sampling and other scientific methods and techniques. Depletion was $995,000, $1,306,000 and $1,232,000 for the years ended September 30, 2007, 2006 and 2005, respectively. Units of production were 12,765,000, 15,493,000 and 17,554,000 for years ended September 30, 2007, 2006 and 2005, respectively. Total estimated proven reserves at September 30, 2007 were 1,444,000,000 tons for owned properties and 1,146,000,000 tons for leased properties.
The Company capitalized interest on construction activities of $1,030,000, $898,000 and $78,000 for the years ended September 30, 2007, 2006 and 2005, respectively.
     REPAIRS AND MAINTENANCE – Repair and maintenance costs are expensed as incurred. Renewals and betterments that add to the utility or useful lives of property, plant and equipment are capitalized. Costs of planned major maintenance activities at the cement plant are expensed in the period in which they are incurred. The Company expensed planned maintenance of $3,800,000 in fiscal 2007, as compared to $4,100,000 in fiscal 2006 and $2,800,000 in fiscal 2005. Planned maintenance costs typically results in an overhaul to the wear parts of the major operating components. Since the cement manufacturing process is continuous, the coordination of the repair to multiple components is paramount. Items that would typically be inspected, repaired and/or replaced during an outage would include: chain and belt conveyers, idlers, rollers, mill journals, impact hammers, grinding table liners, separator blades, mill liners, bearings, fans, ductwork, airslides, grinding media, refractory, castable and shell replacement.
     Planned maintenance costs incurred are included in the cost of sales line item in the accompanying statements of income.
     GOODWILL — Goodwill is not amortized, but reviewed for impairment annually or more frequently if certain indicators arise. The annual impairment analysis resulted in no impairment of goodwill. Goodwill is tested for impairment annually on September 30th at the reporting unit level unless an event occurs during the year that might reduce the fair value of a reporting unit below its carrying value.
     VALUATION OF LONG-LIVED ASSETS — Long-lived assets are periodically reviewed for potential impairment. If this review indicates that the carrying amount of the asset may not be recoverable, estimates of the future cash flows expected with regards to the asset and its eventual disposition are made. If the sum of these future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss based on the fair value of the asset is recorded.
     INCOME TAXES — The Company uses the asset and liability method to financial reporting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement carrying values and tax bases of assets and liabilities using presently enacted tax rates. Deferred income taxes result from temporary differences between pre-tax income reported in the financial statements and taxable income.
     STOCK OPTIONS — The Company has a stock option plan under which options for shares of common stock may be granted to directors, officers and key employees. Prior to October 1, 2005, the Company accounted for stock options under the intrinsic value method of APB Opinion No. 25. Accordingly, no compensation expense was recognized because the exercise price of the stock options was equal to the market price of the stock on the date of grant.
Effective October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based

Payment,” which requires the Company to recognize compensation expense for the fair value of stock-based compensation awards. As permitted by FAS 123R, the Company elected the modified prospective transition method, and as such, results from prior periods have not been restated. Under the modified prospective method, compensation expense associated with stock options recognized includes: 1) expense related to the remaining unvested portion of all stock option awards granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock option awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. (See Note 10 to the consolidated financial statements)
     EARNINGS PER COMMON SHARE — Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period. Diluted EPS is based on the weighted average number of common shares outstanding and potential dilution of securities that could share in earnings. The only difference between basic and diluted shares used for the calculation is the effect of employee stock options.
     CASH EQUIVALENTS — All highly liquid debt instruments with maturities of three months or less at the time of purchase are considered to be cash equivalents.
     CONCENTRATIONS OF CREDIT RISK — The Company’s operations are principally located within the Southeastern and Mid-Atlantic regions of the United States. It sells construction materials and grants credit to customers, substantially all of whom are related to the construction industry.
     ASSET RETIREMENT OBLIGATIONS — The Company records an asset retirement obligation if a legal obligation exists for the retirement of an asset, the fair value of the liability is recorded and a corresponding amount added to the carrying value. The additional carrying value is amortized over the life of the asset. The liability is accreted at the end of each period through charges to operating expenses. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement is recognized (see Note 3).
     DERIVATIVES — SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. All derivatives whether designated in hedging relationships or not, are required to be reported on the balance sheet at fair value.
     RISK INSURANCE — It is our policy to self insure for certain insurance risks consisting primarily of physical loss to property, business interruptions, workers’ compensation, comprehensive general liability, product liability and auto liability. Self-insurance retention per occurrence is $3,000,000 for automobile liability (“Risk Insurance”). For workers compensation and general liability, the self-insurance retention is $1,000,000 per occurrence with an aggregate of $2,000,000 for general liability. Insurance coverage is obtained for catastrophic property and casualty expenses, as well as those risks required to be insured by law or contract. Based on an independent actuary’s estimate of the aggregate liability for claims incurred, a provision for claims under the self-insured program is recorded and adjusted monthly.
     USE OF ESTIMATES — The preparation of financial statements in conformity with U.S generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     ENVIRONMENTAL — Environmental expenditures that benefit future periods are capitalized. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Estimation of such liabilities is extremely complex. Some factors that must be assessed are engineering estimates, continually evolving governmental laws and standards, and potential involvement of other potentially responsible parties.
     COMPREHENSIVE INCOME — Comprehensive income consists of net income and an $842,000 decrease, a $3,321,000 decrease and a $8,528,000 increase in the minimum pension liability, net of income taxes of $325,000, $1,281,000, and $3,290,000 for the years ended September 30, 2007, 2006 and 2005, respectively.
     NEW ACCOUNTING PRONOUNCEMENTS — In March 2005, the Emerging Issues Task Force reached a consensus on Issue 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (“EITF 04-6”), EITF 04-6 was effective for the Company beginning October 1, 2006 and requires that stripping costs incurred during the production phase of the mine be included in the costs of the inventory produced during the period that the stripping costs are incurred. The Company currently accounts for stripping costs consistent with the method prescribed by EITF 04-6, and as such, it did not have an effect on the Company’s consolidated financial statements.
     In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for the Company beginning October 1, 2007 and it is not expected to have a material effect on the Company’s consolidated financial statements.
In June 2006, the FASB ratified EITF No. 06-3, “Disclosure Requirements for Taxes Assessed by a Government Authority on Revenue-Producing Transactions.” EITF 06-3 requires disclosure of a company’s accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenue and costs), EITF 06-3 also requires disclosure of the amount of taxes included in the financial statements. EITF 06-3 was effective for the Company beginning January 1, 2007 and did not have a material effect on the Company’s consolidated financial statements. The Company records taxes collected on revenue producing activities on a net basis.
In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. FSP AUG AIR-1 is effective for the Company beginning October 1, 2007 and, as the Company does not currently use the prohibited method, it is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements,” which requires registrants to consider the effect of all carryover and reversing effects or prior year misstatements when quantifying errors in current year financial statements. The cumulative effective of initial application is to be reported in the carrying amount of assets and liabilities as of the beginning of that fiscal year, and the offsetting is to be made to the opening balance of retained earnings for that year. The provisions of SAB 108 are effective for the Company’s fiscal year ended September 30, 2007 and did not have a material impact on the consolidated financial statements.
In September 2006, the FASB ratified EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” This issue requires that the determination of the amount that could be realized under an insurance contract (1) consider any additional amounts (beyond cash surrender value) included in the contractual terms of the policy and (2) be based on assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. When it is probable that contractual restrictions would limit the amount that could be realized, such contractual limitations should be considered and any amounts recoverable at the insurance company’s discretion should be excluded from the amount that could be realized. EITF 06-5 is effective for the company beginning October 1, 2007 and the Company is in the process of evaluating its impact, if any, on the consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning October 1, 2008 and the Company is evaluating the impact, if any, of this Statement on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires the Company to recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires the measurement of defined benefit plan assets and obligations as of the date of the Company’s fiscal year end. SFAS 158 is effective for the Company as of September 30, 2007 (See Note 12), with the exception of the measurement date provisions, which are effective for the Company’s fiscal year ending September 30, 2009.
3. Asset Retirement Obligation. Asset retirement obligations are recorded for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.
The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is amortized over the life of the asset. The liability is accreted at the end of each reporting period through charges to operating expenses. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

For concrete and terminal locations, asset retirement obligations are recorded for lease-stipulated requirements, as well as closure obligations related to storage tanks. For the cement and calcium segment, asset retirement obligations have been provided for obligations to reclaim mining sites, asbestos removal, and closure obligations related to storage tanks. For the aggregates segment, an asset retirement obligation was provided where the Company has a legal obligation to reclaim the mining site and closure obligations related to storage tanks.
The current and long-term portions of the asset retirement obligation are recorded in accrued liabilities, other and other accrued liabilities, respectively in the accompanying consolidated balance sheets.
The analysis of the asset retirement obligation for years ended September 30 is as follows (in thousands):

	2007	2006
Balance at beginning of period	$13,511	$9,060
Additional liabilities	930	2,148
Cash flow revisions	36	2,295
Accretion of expenses	740	489
Payment of obligations	(1,678)	(481)

Balance at end of period	$13,539	$13,511

For the years ended September 30, 2007, 2006 and 2005, expense related to the asset retirement obligation was $993,000 and $489,000 and $404,000, respectively.
4. Acquisitions. During the year ended September 30, 2007, the Company acquired a small quarry and concrete operation and a small concrete operation for a combined cost of $30,727,000. Goodwill of $16,423,000 was recorded for the excess of the purchase price over the fair value of the acquired assets and assumed liabilities. The Company also recorded $6,230,000 in amortizable intangible assets as a result of the acquisitions. The results of operations of these acquisitions are immaterial to the results of the Company. The purchase price allocation has not been finalized due to the timing of the acquisition.
5. Transactions with related parties. As of September 30, 2007, four of the Company’s directors were also directors of Patriot Transportation Holding, Inc. (“Patriot”). Such directors own approximately 47% of the stock of Patriot and 24% of the stock of the Company. Accordingly, Patriot and the Company are considered related parties.
     Patriot, through its transportation subsidiaries, hauls diesel fuel, cement and other supplies for the Company. Charges for these services are based on prevailing market prices. Other wholly owned subsidiaries of Patriot lease certain construction aggregates mining and other properties to the Company. The Company paid rents, royalties and transportation charges to subsidiaries of Patriot totaling $8,760,000 in 2007, $8,686,000 in 2006 and $6,728,000 in 2005.
     The Company furnishes certain administrative and property services to Patriot and its subsidiaries. Income earned for these services was $207,000 in 2007, $207,000 in 2006 and $174,000 in 2005.
     At September 30, 2007 and 2006, the Company had net accounts payable to Patriot of $429,000 and, $440,000, respectively.

     On October 4, 2006, the Company entered into a 50-50 joint venture with a subsidiary of Patriot Transportation Holding, Inc. (“FRP”) to develop property near Brooksville, Florida. We contributed approximately 553 acres of land with a book value of $1,700,000 and FRP contributed approximately 3,433 acres of land which the Company leased from Patriot under a long-term mining lease. In addition, we contributed an additional 288 acre parcel that we acquired in 2006, and FRP reimbursed us $3,018,000 for one-half of the acquisition costs of that parcel. The Company’s investment in the joint venture is $5,136,000 as of September 30, 2007. The Company and FRP are each required to fund up to $2 million each in additional capital contributions. The Company will continue to conduct mining operations on a portion of the property and pay royalties to FRP based on actual tons mined.

     6. Inventories. Inventories at September 30 consisted of the following (in thousands):

	2007	2006
Finished products	$38,306	29,312
Raw materials	12,894	9,232
Work in progress	2,563	2,382
Parts and supplies	10,990	12,089

	$64,753	53,015

     The excess of current cost over the LIFO stated values of inventories was $15,799,000 and $12,018,000 at September 30, 2007 and 2006, respectively.
     During fiscal 2007, 2006 and 2005, certain inventory quantities increased which combined with increased unit costs resulted in increases to the LIFO reserve. The effects increased costs of sales by $3,781,000, $2,595,000, and $2,804,000, respectively.
     7. Other assets. Other assets at September 30 consisted of the following (in thousands):

	2007	2006
Cash surrender value of life insurance	$33,339	30,723
Investment in and advances to joint ventures	17,931	12,890
Real estate	1,490	8,187
Other	13,499	12,505

	$66,259	64,305

     The Company is reviewing the long-term strategy of its joint ventures that operate and sell from a quarry in Canada. The Company’s alternatives include, but are not limited to, continuing to operate the quarry, selling its investment, or closing the quarry. At September 30, 2007, the investment in and advances to these joint ventures were $11,226,000.
8. Lines of credit and debt. Long-term debt at September 30 is summarized as follows (in thousands):

	2007	2006
Unsecured notes:
8%-10% notes	$675	275
Industrial development revenue bonds	17,550	17,550
7% - 8.75% secured notes	1,806	1,877

	20,031	19,702
Less portion due within one year	3,315	3,279

	$16,716	16,423

     Of the industrial development revenue bonds at September 30, 2007, $3,550,000 is due between 2012 and 2021. The bonds provide for quarterly interest payments between 70.5% and 71.5% of the prime rate (8.25% at September 30, 2007). The bonds are subject to Purchase and Put Agreements with several banks whereby the bondholders may, at their option, sell $1,775,000 of the bonds to the Company in 2008. The bonds are collateralized by certain property, plant and equipment having no carrying value at September 30, 2007. The remaining $14,000,000 of industrial revenue bonds is due in 2022, and is secured by a letter of credit. The interest rate on these bonds is a variable rate established weekly. The average rate on the bonds was 3.7% and 3.3% for fiscal 2007 and 2006, respectively.
     The secured notes and contracts are collateralized by certain real estate having a carrying value of approximately $2,917,000 at September 30, 2007 and are payable in installments through 2015.
     The aggregate amount of principal payments due subsequent to September 30, 2007, assuming that all of the industrial development revenue bondholders exercise their options to sell the bonds to the Company is: 2008 — $3,315,000, 2009 — $369,000, 2010 — $275,000, 2011 — $86,000, 2012 — $52,000 subsequent years — $15,934,000.
     The Company has a revolving credit facility, which is syndicated through a group of six commercial banks under which it may borrow up to $250,000,000. The credit facility expires on June 30, 2009. A commitment fee of .1% is paid on the unused portion of the total credit. At September 30, 2007, no balance was outstanding under the credit agreement.
     The credit agreement contains financial covenants requiring maintenance of certain debt to total capitalization and interest coverage ratios. In addition, the covenants restrict activities regarding investments and leasing and borrowing. At September 30, 2007, the Company was in compliance with all covenants contained in the credit agreement.
     The Company also has available short-term lines of credit from two banks aggregating $35,000,000. At September 30, 2007, no borrowings were outstanding. Under these lines the Company may borrow funds for a period of one to ninety days. There is no commitment fee and the banks can terminate the lines at any time. The interest rate is determined at the time of each borrowing. The Company cancelled $15,000,000 of these lines in October 2007.
9. Preferred Shareholder Rights Plan. On May 5, 1999, the Board of Directors declared a dividend of eight preferred share purchase rights (a “Right”) for each twenty-seven outstanding shares of common stock (after giving effect to stock splits effected subsequent to May 5, 1999). The dividend was paid on June 11, 1999. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share (the “Preferred Shares”), at a price of $145 per one one-hundredth of a Preferred Share, subject to adjustment.
     In the event that any Person or group of affiliated or associated Persons (an “Acquiring Person”) acquires beneficial ownership of 15% or more of the Company’s outstanding common stock, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the Right. An Acquiring Person excludes any Person or group of affiliated or associated Persons who were beneficial owners, individually or collectively, of 15% or more of the Common Shares on May 4, 1999.
     The rights trade together with the common stock and are not exercisable. However, if an Acquiring Person acquires 15% or more of the common stock the rights may become exercisable and trade separately in the absence of future board action. The Board of Directors may, at its option, redeem all rights for $.01 per right, at any time prior to the rights becoming exercisable. The rights will expire September 30, 2009 unless earlier redeemed, exchanged or amended by the Board.
     In connection with the Merger Agreement, Florida Rock and American Stock

Transfer & Trust Company, as successor rights agent (“AST”) entered into an amendment (“Amendment No. 1”) to the Rights Agreement, dated as of May 5, 1999, (the “Rights Agreement”), which provides that neither the execution of the merger agreement nor the consummation of the merger will trigger the provisions of the Rights Agreement.
10. Stock option plan. The Company has a stock option plan under which options for shares of common stock may be granted to directors, officers and key employees.
     Effective October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment,” which requires the Company to recognize compensation expense for the fair value of stock-based compensation awards. As permitted by SFAS 123R, the Company elected the modified prospective transition method, and as such, results from prior periods have not been restated. Under the modified prospective method, the Company must record stock-based compensation expense for all awards granted after October 1, 2005 and for the unvested portion of previously granted awards outstanding prior to October 1, 2005.
     The Company grants stock options to officers and key employees that become exercisable in five equal annual installments, subject to continued employment. Compensation expense for these awards is recognized on a straight-line basis over the five-year vesting period. Typically, the annual vesting date occurs in the first quarter of the fiscal year. For fiscal years 2006 and 2005, the Company also granted 1,000 options to each of its non-employee directors for each regular board meeting that they attend. Effective October 1, 2006, non-employee directors received annually in December stock options valued at $50,000 using the Black Scholes option-pricing model. Options granted to directors are immediately exercisable and therefore the entire expense related to these options is recorded at the date of grant. The Company will issue new shares for the exercise of stock options unless there are shares available in treasury. At September 30, 2007, 605,000 shares of common stock were available for future grants.
     Compensation cost related to the unvested portion of awards was estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures. Compensation cost for all stock-based awards granted after the adoption dated was determined based on grant-date fair value estimated in accordance with SFAS 123R. For the years ended September 30, 2007 and 2006, compensation cost related to stock-based awards was $5,032,000 and $5,192,000. Tax benefits recognized related to stock-based compensation for years ended September 30, 2007 and 2006 were $1,941,000 and $2,003,000.
     The Company used the Black Scholes option-pricing model to determine fair value before and after the adoption of SFAS 123R. The fair value of options granted during the years ended September 30, 2007, 2006 and 2005 was estimated using the following weighted average assumptions:

	2007	2006	2005
Expected dividend yield	1.39%	1.17%	1.41%
Expected volatility	35.91%	34.32%	26.81%
Risk-free interest rate	4.44%	4.52%	4.08%
Expected life of stock options — years	7.1	7.2	7
     Expected volatility is based on the Company’s historical stock prices.

The following table summarizes stock option activity for the fiscal year ended September 30, 2007:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Life	Value
Outstanding on September 30, 2006	3,630,626	20.45

Granted	305,194	43.21
Exercised	(1,638,095)	11.60
Canceled	(29,270)	40.07

Outstanding on September 30, 2007	2,268,455	29.65	6.3	$74,369,000

Exercisable on September 30, 2007	1,311,606	22.59	5.3	$52,330,000

     The weighted average grant-date fair values for the years ended September 30, 2007, 2006 and 2005 were $17.04, $20.86 and $11.96, respectively. The total intrinsic value of options exercised during the years ended September 30, 2007, 2006 and 2005 was $89,882,000, $12,010,000 and $18,522,000, respectively.
     The total tax benefits for year ended September 30, 2007 were $33,784,000 of which $31,986,000 were excess tax benefits and reported as cash flows from financing activities. Prior to the adoption of FAS 123R, these tax benefits would have been classified as cash flows from operating activities.
     As of September 30, 2007, there is $10,591,000 of unrecognized compensation expense related to nonvested option awards that would normally be expected to be recognized over a weighted average period of 2.7 years. However, in connection with the merger agreement with Vulcan (See Note 1) on October 15, 2007, the unvested options were vested and the related compensation cost will be recorded in the first quarter of fiscal 2008.
     During fiscal year 2005, the Company accounted for its stock option plans using the intrinsic value method prescribed by APB 25 and provided the pro forma disclosures required by SFAS 123. The following presents pro forma income and per share data as if a fair value based method had been used to account for stock based compensation for the fiscal year ended September 30, 2005 (in thousands except per share amounts):

Reported net income	$157,653
Compensation cost determined under fair value based method, net of income tax	(2,892)

Pro forma net income	$154,761

Basic earnings per share:
Reported net income	$2.41
Compensation cost, net of income taxes	(.04)

Pro forma basic earnings per share	$2.37

Diluted earnings per share:
Reported net income	$2.36
Compensation cost, net of income taxes	(.04)

Pro forma diluted earnings per share	$2.32

11. Income taxes. The provision for income taxes for the fiscal years ended September 30 consisted of the following (in thousands):

	2007	2006	2005
Current:
Federal	$55,271	99,267	72,672
State	9,670	16,120	11,560

	64,941	115,387	84,232
Deferred	11,975	3,288	13,747

Total	$76,916	118,675	97,979

A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate follows (in thousands):

	2007	2006	2005
Amount computed at statutory
Federal rate of 35%	$76,276	115,529	89,471
Effect of percentage depletion	(5,354)	(5,250)	(3,505)
State income taxes (net of Federal income tax benefit)	7,347	10,778	8,619
Manufacturing deduction	(1,634)	(2,686)	—
Other, net	281	304	3,394

Provision for income taxes	$76,916	118,675	97,979

     The types of temporary differences and their related tax effects that give rise to deferred tax assets and deferred tax liabilities at September 30 are presented below (in thousands):

	2007	2006
Deferred tax liabilities:
Basis difference in property, plant and equipment	$103,976	96,715
Goodwill	19,366	15,693
Other	2,231	2,197

Gross deferred tax liabilities	125,573	114,605

Deferred tax assets:
Insurance reserves	7,555	8,544
Other accrued liabilities	14,052	14,136
Minimum pension liability	3,882	2,009
Canadian net operating losses	1,230	2,034
Other	1,226	1,163

Gross deferred tax assets	27,945	27,886
Valuation allowance for Canadian net operating losses	(1,230)	(2,034)

Net deferred tax assets	26,715	25,852

Net deferred tax liability	$98,858	88,753

     At September 30, 2007, the Company and subsidiaries included in these consolidated financial statements had available Canadian loss carry forwards of approximately $6.4 million, which expire between the years 2009 and 2014. Management believes that sufficient uncertainty exists regarding the realization of these deferred tax assets that a valuation allowance is required, regarding the future realization of the Canadian loss carry forwards. The Company expects to obtain the full benefit of the remaining deferred tax assets over the period of years that the temporary differences are expected to reverse.

     For the years ended September 30, 2007, 2006 and 2005, income tax benefits attributable to stock option transactions that were recorded to shareholders’ equity were $33,784,000, $4,636,000 and $7,145,000, respectively. For the years ended September 30, 2007, 2006 and 2005 income taxes of $1,151,000, $1,281,000 and $3,290,000 were recorded to shareholders’ equity related to the minimum pension liability.
12. Employee benefits. The Company and its subsidiaries have a number of retirement plans which cover substantially all employees.
     Certain subsidiaries have a qualified noncontributory defined benefit retirement plan covering certain employees. The benefits are based on years of service and the employee’s highest average compensation for any five (or in the case of one subsidiary three) consecutive years of service. Plan assets are invested in mutual funds, listed stocks and bonds and cash equivalents. The Company’s funding policy is to fund annually within the limits imposed by the Employee Retirement Income Security Act.
     The Company also has a nonqualified management security plan for certain officers and key employees. Accrued benefits were frozen as of December 31, 2001. Contributions are made to the plan, sufficient to satisfy the funding requirements as incurred. Life insurance on the lives of the participants has been purchased to partially fund this benefit and the Company is the owner and beneficiary of such policies (see Note 7 to the consolidated financial statements). Upon closing of the merger with Vulcan Materials Company, participants in this plan will become fully vested in their benefits.
     SFAS 158 was effective for the Company for the year ended September 30, 2007. This Statement requires the recognition of an entity’s over (under)funded status of defined benefit plans in the statement of financial position. This Statement also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under current pension accounting rules. On September 30, 2007, the Company recognized the net underfunded status of its defined benefit pension plans in the Consolidated Balance Sheet.
     The Company uses a measurement date of June 30 for its noncontributory defined benefit retirement plan and September 30 its management security plan.
     Net periodic pension cost (income) for fiscal years ended September 30 included the following components (in thousands):

	2007	2006	2005
Service cost-benefits earned during the period	$363	414	447
Interest cost on projected benefit obligation	2,748	2,386	2,382
Return on assets	(1,804)	(1,795)	(1,866)
Amortization of net asset and prior service cost	652	2,043	925

Net periodic pension cost	1,959	3,048	1,888
FAS 88 changes:
Curtailment	—	10	—

Total net periodic pension cost	$1,959	3,058	1,888

     The following table provides for the retirement plan a reconciliation of projected benefit obligations, the funded status and the amounts included in the consolidated balance sheets at September 30 (in thousands):

	2007	2006
Change in projected benefit obligation:

Balance beginning of year	$47,801	48,736
Service cost	363	414
Interest cost	2,748	2,386
Actuarial (gain) loss	3,546	(941)
Curtailment	—	(179)
Benefits paid	(2,480)	(2,615)

Balance end of year	$51,978	47,801

Accumulated benefit obligation at end of year	$50,843	46,842

Change in plan assets:

Balance beginning of year	$23,354	23,425
Employer contributions	1,226	1,314
Actual return on assets	2,782	1,429
Expenses	(221)	(199)
Benefits paid	(2,480)	(2,615)

Balance end of year	$24,661	23,354

Net amount recognized:

Funded status	$(27,317)	(24,447)
Employer contributions after measurement date	444	—
Unrecognized net actuarial loss	—	7,894
Unrecognized prior service cost	—	558

Net amount recognized	$(26,873)	(15,995)

Amount recognized in Consolidated Balance Sheets:

Current liabilities	$(2,215)	—
Noncurrent liabilities	(24,658)	(21,760)
Intangible Asset	—	558
Accumulated Other Comprehensive Income	—	5,207

	$(26,873)	(15,995)

     Actuarial gains or losses and prior service costs that have not yet been included in pension expense as of September 30, 2007 have been recognized as a component of ending Accumulated Other Comprehensive Income as follows:

Prior service cost	$495
Net actuarial loss	10,223

	$10,718

Weighted Average Assumptions used to determine benefit obligation:

Discount Rate	6.00%	6.00%
Rate of Compensation Increase	3.50%	3.50%

Increase in minimum liability included in Comprehensive Income	$—	3,321

Weighted Average Assumptions used to determine net periodic pension cost:

Discount Rate	6.00%	5.00%
Expected Return on Plan Assets	8.00%	8.00%
Rate of Compensation Increase	3.50%	3.50%

Plan Assets:

	Target Allocation	Percentage of Plan	Assets At
	Percentages	6/30/07	6/30/06
Equity securities	60 - 80	84	78
Debt securities	20 - 30	11	18
Other	2 - 5	5	4

Total		100	100

     Our pension policy was established by evaluating asset/liability studies periodically performed by our consultants. These studies estimate trade-offs between expected returns on our investments and the variability in anticipated cash contributions to fund our pension liabilities. Our policy accepts a relatively high level of variability in potential pension fund contributions in exchange for higher expected returns on our investments and lower expected future contributions. We believe this policy is prudent given our strong pension funding, balance sheet and cash flows.
     Our strategy for implementing this policy is to invest in a relatively high proportion (60%-80%) in publicly traded equities, a moderate amount (20%-30%) in long-term publicly traded debt and a relatively small amount (2%-5%) in other investments.
     The policy is articulated through guideline ranges and targets for each asset category: domestic equities, bonds, specialty investments and cash reserves. Management implements the strategy within these guidelines and reviews the financial results monthly.
     Assumptions regarding our expected return on plan assets are based primarily on judgments made by management. These judgments take into account the expectations of our pension plan consultants and actuaries and our investment advisors, and the opinions of market professionals. We base our expected return on the long-term, not recent history. Accordingly, the expected return has been 8% for the past several years.
     The Company expects to contribute approximately $2,532,000 to the Plans during 2008.
     Estimated future benefit payments reflecting future service for the fiscal year ending (in thousands):

2008	$3,863
2009	3,718
2010	3,638
2011	3,783
2012	3,943
2013-2017	21,876
     In fiscal 2006 and 2005, certain union employees were covered by multi-employer plans not administered by the Company. Payments of $79,000 and $136,000 were made to these plans during fiscal 2006 and 2005, respectively.

     Additionally, the Company and certain subsidiaries have savings/profit sharing plans for the benefit of qualified employees. The savings feature of the plans incorporates the provisions of Section 401(k) of the Internal Revenue Code. Under the savings feature of the plans, eligible employees may elect to save a portion (within limits) of their compensation on a tax deferred basis. The Company contributes to a participant’s account an amount equal to 50% (with certain limits) of the participant’s contribution. Additionally, the Company and certain subsidiaries may make annual contributions to the plans as determined by the Board of Directors, with certain limitations. The plans provide for deferred vesting with benefits payable upon retirement or earlier termination of employment. The total cost of the plans was $22,725,000 in 2007, $33,930,000 in 2006 and $25,161,000 in 2005.
     The Company and one of its subsidiaries provide certain health care benefits for retired employees. Employees may become eligible for those benefits if they were employed by the Company prior to December 10, 1992, meet service requirements and reach retirement age while working for the Company. The plans are contributory and unfunded. The Company accrues the estimated cost of retiree health benefits over the years that the employees render service. The Company uses a July 1 measurement date for the retiree healthcare plan.
     The following table for the retiree health care plan provides a reconciliation of benefit obligations, the funded status and the amounts included in the consolidated balance sheets at September 30 (in thousands):

	2007	2006
Change in benefit obligation:
Balance beginning of year	$1,600	2,162
Service cost	66	87
Plan participant contributions	188	176
Interest cost	84	84
Actuarial (gain) loss	(72)	(569)
Benefits paid	(363)	(340)

Balance end of year	$1,503	1,600

Change in plan assets:
Balance beginning of year	$0	0
Employer contributions	175	164
Plan participant contributions	188	176
Benefits paid	(363)	(340)

Balance end of year	$0	0

Net amount recognized:
Funded status	$(1,503)	(1,600)
Unrecognized net gain	—	(714)
Unrecognized prior service cost	—	68

Accrued post-retirement benefit costs	$(1,503)	(2,246)

Amounts recognized in the Consolidated
Balance Sheets:

Current liabilities	(87)	—
Noncurrent liabilities	(1,416)	—

Funded status	(1,503)	—

Actuarial gains or losses and prior service costs or credits that have not yet been included in pension expense as of September 30, 2007 have been recognized as a component of ending accumulated other comprehensive income as follows:

Net actuarial gain	(707)	—
Prior service cost	52	—

Total	655	—

     Net periodic post-retirement benefit cost for fiscal years ended September 30 includes the following components (in thousands):

	2007	2006	2005
Service cost of benefits earned during the period	$66	87	72
Interest cost on APBO	84	84	91
Net amortization and deferral	(64)	(32)	(66)

Net periodic post-retirement benefit cost	$86	139	97

     The discount rate used in determining the Net Periodic Post Retirement Benefit Cost was 6% and 5% for 2007 and 2006, respectively. The discount rate used in determining the benefit obligation was 6% in 2007 and 2006.
     The expected contribution by the Company for 2008 is $120,000.
     Estimated future benefit payments reflecting expected future service for the fiscal year ending (in thousands):

2008	$120
2009	123
2010	125
2011	133
2012	139
Thereafter	824
     The discount rate assumptions for the Company’s benefit plans at September 30, 2007 and 2006 were determined based on yield rates on long-term corporate Aa and Aaa bonds that would approximate projected benefit payments.
13. Leases. Certain plant sites, office space and equipment are rented under operating leases. Total rental expense, excluding mineral leases which are cancelable, for fiscal 2007, 2006 and 2005 was $4,947,000, $6,510,000 and $5,894,100 respectively. Future minimum lease payments under operating leases with an initial or remaining non-cancelable term in excess of one year, exclusive of mineral leases which are cancelable, at September 30, 2007 are as follows: 2008-$1,835,000; 2009-$1,614,000; 2010-$1,447,000; 2011-$1,312,000; 2012-$1,289,000; after 2011-$10,203,000. Certain leases include options for renewal by the Company. Most leases require the Company to pay for utilities, insurance and maintenance. The mineral leases which are cancelable have variable payments based on the actual tons mined each month.
14. Gain on sales of real estate and other income. During 2007, the Company sold real estate resulting in pre-tax gains of $3,928,000. During 2006, the Company sold a 15% interest in an affiliate, resulting in a gain of $1,442,000, which is included in other income. The Company exchanged parcels of land with another party in settlement of a lawsuit, with part of the transaction occurring in 2006 and part in 2005. The exchange was recorded at fair value, with the resulting pre-tax gains of $2,838,000 and $3,747,000 recorded in other income in 2006 and 2005, respectively. During 2005, the Company sold a former quarry site in the Baltimore area in two closings with gross proceeds of $33,500,000, resulting in a pre-tax gain of $6,013,000. The Company is in the process of completing the site work related to this sale. As a result, an additional $886,000 of gain was deferred and will be recognized as income as the site work is completed. During fiscal 2006, $397,000 of the deferred gain was recognized in income. Also in 2005, the Company sold another parcel of land for $600,000 and realized a pre-tax gain of $116,000. Additionally during 2005, the Company sold other parcels of land resulting in a combined gain of $238,000.

15. Business Segments. Three business segments have been identified, each of which is managed separately along product lines. All operations are in the Southeastern and Mid-Atlantic states. In July 2007, the Company acquired a quarry and ready-mix operation in the Bahamas. The results of these operations were insignificant and therefore foreign operations are not reported separately. The Construction Aggregates segment mines, processes and sells construction aggregates. The Concrete products segment produces and sells ready mix concrete and other concrete products. The Cement and Calcium products segment produces and sells cement and calcium products to customers in Florida and Georgia. It also imports into Florida cement, slag and clinker that is either sold or ground into cement and slag and then sold.
     Operating results and certain other financial data for the business segments are as follows (in thousands):

	2007	2006	2005
Net sales, excluding freight
Construction aggregates	$359,601	387,590	325,254
Concrete products	659,337	867,123	728,272
Cement and calcium	166,975	235,244	206,254
Intersegment sales	(137,910)	(161,686)	(133,172)

Total net sales	$1,048,003	1,328,271	1,126,608

Operating profit
Construction aggregates	$103,246	117,215	94,552
Concrete products	81,452	148,149	118,161
Cement and calcium	55,745	83,600	57,336
Corporate overhead	(26,226)	(29,489)	(20,576)

Total operating profit	$214,217	319,475	249,473

Identifiable assets, at year end
Construction aggregates	$590,861	471,637	408,322
Concrete products	326,576	331,117	280,114
Cement and calcium	330,906	252,825	226,490
Unallocated corporate assets	70,439	74,831	56,776
Cash items	34,876	93,353	68,921
Investments in affiliates	17,536	12,497	12,368

Total identifiable assets	$1,371,194	1,236,260	1,052,991

Depreciation, depletion and amortization
Construction aggregates	$38,773	33,789	27,578
Concrete products	31,341	28,808	25,138
Cement and calcium	9,391	8,882	8,712
Other	3,177	3,208	3,130

Total depreciation, depletion and amortization	$82,682	74,687	64,558

Capital expenditures
Construction aggregates	$110,090	81,076	91,003
Concrete products	37,392	48,173	27,961
Cement and calcium	93,504	29,782	7,804
Other	2,307	3,908	4,706

Total capital expenditures	$243,293	162,939	131,474

     Capital expenditures include additions to property, plant and equipment from exchanges of $1,941,000, $4,010,000 and $4,652,000 for fiscal 2007, 2006 and 2005, respectively, which are reported in the cash flow statement as non-cash activity. Capital expenditures also include additions to property, plant and equipment financed by issuing debt of $1,276,000 for fiscal 2005.
     Construction aggregates operating profit for 2006 and 2005 includes gains on the sale of real estate of $1,685,000 and $6,194,000, respectively. Construction aggregates operating profit for 2005 also includes the recovery of previously expensed costs and fee reimbursement in an insurance settlement of $2,116,000. Concrete products operating profit for 2006 and 2005 includes gains on the sale of real estate of $1,884,000 and $173,000, respectively. Cement and calcium operating profit for 2006 includes $1,075,000 of insurance proceeds.
     Cement and calcium operating profit for 2007 includes gains on the sale of real estate of $3,972,000.
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
16. Fair values of financial instruments. At September 30, 2007 and 2006 the carrying amounts reported in the balance sheets for cash and cash equivalents, notes receivable, short-term notes payable to banks, revolving credit and industrial development revenue bonds approximate their fair values. The fair values of the Company’s other long-term debt are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At September 30, 2007 and 2006 the carrying amount of such other long-term debt approximated their fair value.
17. Contingent liabilities. In view of the inherent uncertainties, the outcome of any unresolved matters described below cannot be predicted at this time, nor can the amount of potential loss, if any, be reasonably estimated.
     On March 22, 2006, the United States District Court for the Southern District of Florida ruled that the mining permit issued for our Miami quarry, as well as several permits issued to competitors in the same region, had been improperly issued. The Court remanded the permitting process to the U.S. Army Corps of Engineers for further review and consideration.
     On July 13, 2007, the Court ordered the Company to cease all mining excavation at the Miami quarry, effective on July 17, 2007, pending the issuance by the U.S. Army Corps of Engineers of a Supplemental Environmental Impact Statement.
     The Court based its decision to shut down mining activity of the Miami quarry and two quarries owned by competitors on concern that levels of benzene had been detected in an area of the Biscayne Aquifer known as the Northwest Wellfield, which supplies a significant portion of the water supply to the Miami area. At this time, the Company does believe the benzene was produced by the Company’s mining activities or that the levels of benzene pose a risk to human health.

     For the year ended September 30, 2007, we sold 3,156,000 tons of aggregates from the Miami quarry, generating $36,102,000 in revenues. A significant portion of this volume is shipped by rail to Central and Northeast Florida and used in our concrete production facilities in Southeastern Florida, Central Florida and Jacksonville. Our Miami quarry employs 40 persons and has property, plant and equipment of approximately $85,233,000 of which $23,562,000 is land.
     We estimate that recoverable reserves at the Miami quarry (assuming that mining is permitted to continue in the long term) are approximately 132 million tons.
     The Company has performed an impairment analysis in accordance with SFAS No. 144,”Accounting for the Impairment or Disposal of Long-Lived Assets,” and has determined that the assets are not impaired at this time. In the event the Corp of Engineers does not re-issue a permit to resume mining, the Company plans to transfer all movable assets to other locations. The recoverability of the remaining assets, consisting of land and infrastructure, would depend on the value of the land for alternative uses. Depending on potential usage of the land this could result in an impairment charge between zero and $35 million.
     The Company and the members of its board of directors were named in a purported shareholder class action complaint filed in Florida state court (the Duval County Circuit Court) on March 6, 2007, captioned Dillinger v. Florida Rock, et al., Case No. 16-20007-CA-001906. The complaint seeks to enjoin the merger and alleges, among other things, that the directors have breached their fiduciary duties owed to the Company’s shareholders by attempting to sell the Company to Vulcan for an inadequate price. The Company has entered into a Memorandum of Understanding by which the parties have agreed in principle to settle such action, subject to certain conditions, including the closing of the pending merger with Vulcan Materials Company.
     We are involved in litigation on a number of other matters and are subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, are expected to have a materially adverse effect on our consolidated financial statements.
     We have retained certain self-insurance risks with respect to losses for third party liability and property damage. At September 30, 2007, the Company had $20,034,000 in accrued risk insurance reserves.
18. Commitments. At September 30, 2007, the Company had purchase commitments of approximately $41,396,000. Of this amount approximately $24,180,000 were orders placed for equipment.

Quarterly Results (unaudited)
Dollars in thousands except per share amounts)

	First		Second		Third		Fourth
	2007	2006	2007	2006	2007	2006	2007	2006
Total sales, including freight	$295,349	306,252	249,387	364,087	275,631	360,993	260,407	336,457
Gross profit	$91,423	89,325	69,114	124,073	84,475	121,405	78,504	110,900

Operating profit	$66,906	61,749	40,585	90,376	54,181	90,296	52,545	77,054

Income before income taxes	$68,976	66,165	40,819	91,034	55,430	91,871	52,707	81,014

Net income	$44,279	42,015	26,210	57,810	36,054	58,317	34,473	53,267

Per common share:
Basic EPS	$.68	.64	.40	.88	.54	.89	.52	.81

Diluted EPS	$.67	.63	.39	.86	.54	.87	.51	.80

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 9.A CONTROLS AND PROCEDURES
CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and chief accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such terms is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer, our principal financial officer and our chief accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2007.
     KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2007, as stated in their report which appears in Item 8.
INHERENT LIMITATIONS OVER INTERNAL CONTROLS
     Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There have been no changes in our internal control over financial reporting during fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9.B OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
DIRECTORS OF THE COMPANY
     Our Board of Directors is divided into three classes. One class of directors is elected at each annual meeting of shareholders for a three-year term of office. The following is a listing of the current directors of the Company. All of the directors have been employed in their respective positions for the past five years, except Mr. Delaney.
     Edward L. Baker, age 72, is the Chairman of the Board of the Company. He has been a director of the Company since 1970. Mr. Baker is a Class II director with a term of office expiring in 2009. Mr. Baker also serves as the Chairman of the Board of Patriot Transportation Holding, Inc.
     John D. Baker II, age 59, is the President and Chief Executive Officer of the Company. He has been a director of the Company since 1979. Mr. Baker is a Class I director with a term of office expiring in 2008. Mr. Baker also serves as a director of the following public companies: Patriot Transportation Holding, Inc. and Wachovia Corporation.
     Thompson S. Baker II, age 49, is the President of our Aggregates Group. He has been a director of the Company since 1991. Mr. Baker is a Class III director with a term of office expiring in 2010. Mr. Baker also serves as a director of Patriot Transportation Holding, Inc.
     Edward L. Baker and John D. Baker II are brothers. Thompson S. Baker II is the son of Edward L. Baker.
     A.R. Carpenter, age 65, retired in February 2001 as Vice Chairman of CSX Corporation, one of the nation’s leading transportation companies. From 1962 until February 2001, he held a variety of positions with CSX, including President and CEO of CSX Transportation, Inc. (July 1999 to February 2001). He has been a director of the Company since 1993. Mr. Carpenter is a Class I director with a term of office expiring in 2008. Mr. Carpenter also serves as a director of the following public companies: Regency Centers Corporation, Stein Mart, Inc. and PSS World Medical, Inc.
     John A. Delaney, age 51, has served as President of the University of North Florida since July 2003. From 1995 to 2003, Mr. Delaney served as Mayor of the City of Jacksonville. Mr. Delaney is an attorney who also formerly served as General Counsel of the City of Jacksonville. Mr. Delaney has served as a director of the Company since May 2005. He is a Class III director with a term of office expiring in 2010. He does not currently serve as a director of any other public company.
     J. Dix Druce, Jr., age 60, is the Chairman of National P.E.T. Scan LLC, a healthcare company that provides outpatient imaging services. He has been a director of the Company since 2001. Mr. Druce is a Class II director with a term of office expiring in 2009. Mr. Druce also serves as a director of Regency Centers Corporation.
     Luke E. Fichthorn, III, age 66, is a Partner in Twain Associates, a private investment banking firm. He retired in April 2007 as Chairman of the Board and Chief Executive Officer of Bairnco Corporation, a diversified multinational company that operates two distinct businesses under the names Arlon (electronic materials and coated materials) and Kasco (replacement products and services). He has been a director of the Company since 1972. Mr. Fichthorn is a Class III director with a term of office expiring in 2010. Mr. Fichthorn also serves as a director of Patriot Transportation Holding, Inc.
     William P. Foley, II, age 62, has served as the Chairman of Fidelity National Financial, Inc., the largest title insurance company in the United States and a leading provider of technology solutions, processing services and information services to the financial services and real estate industries, since 1984. Mr. Foley also served as Chief Executive Officer of Fidelity National Financial, Inc. from 1984 to May 31, 2007. He has been a director of the Company since 2005. Mr. Foley is a Class I director with a term of office expiring in 2008. Mr. Foley also serves as a director of: Fidelity National Financial, Inc., Fidelity National Information Services, Inc. and Winter Sports, Inc.
     Francis X. Knott, age 62, is the Chairman of Partners Realty Trust, Inc., a real estate management enterprise. He has been a director of the Company since 2003. Mr. Knott is a Class III director with a term of office expiring in 2010. Mr. Knott does not currently serve as a director of any other public company.
     John D. Milton, Jr., age 62, has served as the Executive Vice President, Treasurer and Chief Financial Officer of the Company since January 1, 2001. He has been a director of the Company since 2002. Mr. Milton is a Class II director with a term of office expiring in 2009. Mr. Milton does not currently serve as a director of any other public company.
     William H. Walton III, age 55, is a Managing Member of Rockpoint Group LLC and a Managing Principal of Westbrook Real Estate Partners, LLC, both of which are real estate investment management companies. He has been a director of the Company since 2003. Mr. Walton is a Class II director with a term of office expiring in 2009. Mr. Walton also serves as a director of St. Joe Co.

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Office	Position Since
Edward L. Baker	72	Chairman of the Board	May 1989

John D. Baker II	59	President and Chief Executive Officer	February 1996

John D. Milton, Jr.	62	Executive Vice President, Treasurer and Chief Financial Officer	January 2001

Thompson S. Baker II	49	President, Aggregates Group	August 1991

George J. Hossenlopp	64	Vice President	May 2002

Clarron E. Render, Jr.	65	President, Northern Concrete Group	August 1991

Wallace A. Patzke, Jr.	60	Vice President, Controller and Chief Accounting Officer	August 1997

H. W. Walton	62	Vice President, Environmental, Safety, Health and Organizational Development	September 2004

Scott L. McCaleb	55	Vice President, Corporate Development	December 2002

Michael P. Oates	47	Vice President, Human Resources	February 2006

Barbara C. Johnston	54	Secretary and General Counsel	July 2006

John W. Green	55	Assistant Secretary	October 1988
     H. W. Walton has been employed with us in various positions since August 1985. Prior to being appointed to his current office, he served as Vice President, Human Resources and Quality from May 2001 to September 2004.
     Scott L. McCaleb has held various positions with us since June 1994. From January 2000 to December 2002 he served as Director of Corporate Development.
     Michael P. Oates joined the Company in September 2004 as the Director of Human Resources. Prior to joining the Company, he was with CSX from August 2003 to August 2004 as Director of Labor Relations. Prior to joining CSX, from 1998 through 2003, Mr. Oates was a partner in the law firm of Hunton & Williams, based in Richmond, Virginia, and practiced labor and employment law.
     Barbara C. Johnston joined the Company in July 2006 as Secretary and General Counsel. Prior to joining the Company, from January 2001 through July 2006, Mrs. Johnston was a partner in the law firm of McGuireWoods where she practiced corporate law and served on the firm’s Board of Partners.
     All other officers have been employed by the Company in their respective positions for the past five years.
     Edward L. Baker and John D. Baker II are brothers. Thompson S. Baker II is the son of Edward L. Baker.
     All executive officers of the Company are elected by the Board of Directors to serve until their successors have been duly elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, as well as beneficial owners of 10% or more of our outstanding common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission, The New York Stock Exchange and the Company. Based on a review of our records, we believe that all of such reports were filed on a timely basis in the last fiscal year, except that Mr. Edward L. Baker, Mr. Carpenter, Mr. Delaney, Mr. Druce, Mr. Foley, Mr. Green, Mr. Hossenlopp, Mrs. Johnston, Mr. Knott, Mr. McCaleb, Mr. Milton, Mr. Oates, Mr. Patzke, Mr. Render, Mr. H. W. Walton and Mr. William H. Walton III were each late on one occasion in filing a Form 4 reporting two transactions, and Mr. Thompson S. Baker II and Mr. Fichthorn were each late on one occasion in filing a Form 4 reporting one transaction, for the acquisition of shares through the Company’s employee and director stock purchase plans due to the transfer agent’s failure to timely notify them of the acquisition date.
Business Conduct Policies
     We believe that operating with honesty and integrity has earned us trust from our customers, credibility within our communities, and dedication from our employees. Our senior executive and financial officers are bound by our Financial Code of Ethical Conduct. In addition, our directors, officers and employees are required to abide by our Code of Business Conduct and Ethics to ensure that our business is conducted in a consistently legal and ethical manner. Our Code of Business Conduct and Ethics covers many topics, including conflicts of interest, confidentiality, fair dealing, protection and proper use of the Company’s assets and compliance with laws, rules and regulations.
     Employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of these policies. The Audit Committee has adopted procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters, and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters.
     The Financial Code of Ethical Conduct and the Code of Business Conduct and Ethics are available on our Web site at www.flarock.com under Investor Relations – Corporate Governance Documents.
Audit Committee
     The Board of Directors has a separately designated Audit Committee consisting of the following three directors: J. Dix Druce, Jr. (Chairman), A.R. Carpenter, and Francis X. Knott. The Board of Directors has determined that all Audit Committee members are independent under The New York Stock Exchange listing standards and financially literate and that the Chair of the Committee, J. Dix Druce, Jr., has financial management expertise under The New York Stock Exchange listing standards and qualifies as an “audit committee financial expert” within the meaning of the rules of the Securities and Exchange Commission. The charter of the Audit Committee is available at www.flarock.com under Investor Relations – Corporate Governance Documents.
Item 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
     This section explains our compensation philosophy and all material elements of the compensation we provide to our Chief Executive Officer, our Chief Financial Officer and our other three most highly compensated executive officers who served in such capacities during the fiscal year ended September 30, 2007 (the “named executive officers”). The named executive officers are John D. Baker II, our

President and Chief Executive Officer, Edward L. Baker, the Chairman of our Board, John D. Milton, Jr., our Executive Vice President, Chief Financial Officer and Treasurer, Thompson S. Baker II, Jr., the President of our Aggregates Group and Clarron E. Render, Jr., the President of our Northern Concrete Group.
Overview
•	The objectives of our compensation program are to attract, retain and motivate talented leaders and to support Florida Rock’s strategic objectives and core values.

•	We provide our executive officers with the following types of compensation: salary, cash-based short and medium-term incentives, equity-based long-term incentives and benefits and perquisites.

•	We encourage a pay-for-performance environment by linking cash incentive awards to the achievement of measurable business and individual performance goals.

•	We use equity-based compensation as a means to align the interests of our executives with those of our shareholders.

•	For fiscal 2007, we increased base salaries for our named executive officers on average by 10%. At the same time, we eliminated certain perquisites formerly provided to the named executive officers. After adjusting for the elimination of these perquisites, the overall increase in base compensation to the named executive officers was only 6%.

•	For fiscal 2007, we reduced equity-based awards to the named executive officers by 20% from fiscal 2006.

•	For fiscal 2007, total compensation levels for our named executive officers were significantly lower than 2006 due to the profitability decline in 2007.

•	Our executive officers do not have employment, severance or change-in-control agreements, but our executive officers will receive change-in-control benefits in connection with our pending merger with Vulcan Materials Company.

•	We believe that these decisions are consistent with our core compensation principles:
•	We focus on results and strategic objectives;

•	We believe in a pay for performance culture;

•	Compensation decisions should promote the interests of long-term shareholders;

•	Compensation and performance pay should reflect position and responsibility; and

•	Compensation should be reasonable and responsible.
The Compensation Committee
     Our Compensation Committee (“Committee”) establishes and oversees our compensation and employee benefits programs and approves the elements of total compensation for the executive officers. John A. Delaney, William P. Foley II and William H. Walton III are the members of the Compensation Committee. Mr. Delaney is the Committee Chairman. Each member of the Compensation Committee qualifies as an independent director under New York Stock Exchange listing standards and Florida Rock’s Standards of Board Independence. None of the members of the Committee has ever served as an executive officer of the Company.

     The Compensation Committee has the sole and direct authority to hire, fire and approve the compensation of our advisors and compensation consultants. For fiscal 2007, the Compensation Committee engaged Strategic Apex Group to serve as its consultant. The Compensation Committee determined that Strategic Apex Group was independent because it has never done any work for Florida Rock and has no prior relationship with management. Strategic Apex Group provided us with certain marketplace compensation information (described below) and presented a report to the Compensation Committee at the meeting at which compensation determinations for fiscal 2007 were made.
Overview and Objectives of our Executive Compensation Program
     The compensation program for our executive officers is designed to attract, motivate, reward and retain highly qualified individuals who can contribute to the Company’s growth with the ultimate objective of improving shareholder value.   Our compensation program consists of several forms of compensation:  base salary, cash incentive bonuses, equity compensation and benefits and perquisites.
     In determining the elements and levels of compensation for our executive officers, the Compensation Committee relies upon its collective judgment, together with information and advice from its independent compensation consultant and legal advisors, information provided by the Company and the recommendations of our Chief Executive Officer. The Committee receives and reviews a variety of information throughout the year to assist it in carrying out its responsibilities.  The Committee reviews financial reports comparing Company performance on a year-to-date basis versus budget and receives operating reports at each regular Board meeting.
     The recommendations of the Chief Executive Officer play a significant role in the compensation-setting process.  The Chief Executive Officer provides the Committee with an assessment of the Company’s achievements and performance, his evaluation of individual performance and his recommendations for annual compensation, performance targets and equity compensation awards. The Committee has discretion to accept, reject or modify the Chief Executive Officer’s recommendations based on its own evaluation of the performance of the executive officers and the marketplace information provided by the Committee’s compensation consultant and such other factors as it may deem appropriate. The Chief Executive Officer makes no recommendations with respect to the compensation of the Chairman or the Chief Executive Officer. The Committee determines the compensation for the Chairman and the Chief Executive Officer in an executive session.
     The Committee does not have a specific allocation goal between cash and equity-based compensation or between annual and long-term incentive compensation. Instead, the Committee relies on the process described in this discussion and analysis in its determination of compensation levels and allocations for each executive officer.
     The Compensation Committee does strive to assure that a significant portion of the potential compensation of the named executive officers is performance-based. To achieve this goal, incentive bonuses are established as a percentage of their base salaries. In setting base salaries, the Committee considers the other elements of the executive’s compensation, including stock option grants and perquisites.
Competitive Benchmarking/Peer Group Analysis
     We do not believe that it is appropriate to establish compensation levels based solely on benchmarking. We believe that information regarding pay practices at other companies is useful in two respects, however. First, we recognize that our compensation practices must be competitive in the marketplace. Second, this marketplace information is one of the many factors that we consider in assessing the reasonableness of compensation.

     Accordingly, the Compensation Committee reviews compensation levels for our named executive officers against compensation levels at the companies in the study groups identified by its compensation consultant, generally using the 50th percentile as a point of reference because we believe that this level assures that compensation levels will be competitive but not excessive. In December 2006, our compensation consultant provided the Committee with information regarding compensation programs and compensation levels at the 50th and 75th percentiles among companies in three study groups. The study groups are described below:

	Study Group 1:	Study Group 2:	Study Group 3:
	Related industry	17 high growth	Companies in the
	companies	companies	geographic area
No. of Companies in Study Group	7	17	15

No. of Industries	1	10	11

Median Revenues ($ million)	$1,100	$1,600	$2,000

Median Market Cap ($ million)	$1,700	$2,000	$1,800

Median 1-Year Sales Growth	18%	35%	20%

Median 3-Year Sales Growth	31%	120%	42%
The companies in Study Group 1 were Ameron International Corp; Eagle Materials, Inc.; Granite Construction, Inc.; Headwaters, Inc.; Martin Marietta Materials, Inc.; Texas Industries, Inc.; and Vulcan Materials Company. The consultant decided not to include four other industry companies that were significantly larger than Florida Rock and are foreign-based.
The companies in Study Group 2 were Albemarle Corp; Aleris International Inc.; Armor Holdings, Inc.; Brady Corp; Curtis-Wright Corp; DRS Technologies, Inc.; Gardner Denver Inc.; JLG Industries Inc.; Joy Global Inc.; Kansas City Southern; Lincoln Electric Holdings Inc.; Manitowoc Company Inc.; MSC Industrial Direct Co. Inc.; Quanex Corp.; Roper Industries Inc.; Rush Industries Inc.; and Teledyne Technologies Inc.
The companies in Study Group 3 were Acuity Brands, Inc.; Albemarle Corp; Armor Holdings, Inc.; Georgia Gulf Corp; Graphic Packaging Corp; Jacuzzi Brands, Inc.; Landstar System, Inc.; Massey Energy Co; NewMarket Corp; Republic Services, Inc.; Rock-Tenn Co.; Roper Industries, Inc.; Superior Essex, Inc.; Walter Industries, Inc.; and Watsco Inc.
     In addition, the compensation consultant provided comparative data from executive compensation surveys, focusing on companies in the $1 to $2.5 billion revenue range. Based on the data provided by the Compensation Committee’s consultant, the total compensation levels of each of our named executive officers near the lower of the 50th percentile of the compensation levels at the companies included in the study groups or the 50th percentile of the compensation levels in the executive compensation surveys, except that Mr. John Baker’s total compensation level was significantly lower than the 50th percentile of both the study groups and the executive compensation surveys. The Compensation Committee used this information as a reference tool in measuring the reasonableness and competitiveness of compensation of the named executive officers.

Variable Performance-Based Pay as a Percentage of Potential Compensation
     The Committee believes that both long and short term compensation of executive officers should correlate to the Company’s overall financial performance. Incentive payouts will be larger with strong performance and smaller if the Company’s financial results decline. For example, for fiscal 2008, Mr. John Baker was eligible to receive performance-based cash bonuses of up to 250% of his base salary; Mr. Edward Baker and Mr. John Milton were eligible to receive performance- based cash bonuses of up to 200% of their base salaries; and Mr. Thompson S. Baker II and Mr. Clarron Render were eligible to receive cash bonuses of up to 185% of their base salaries. We place great emphasis on variable performance-based compensation through the Annual MIC Program, the G2G Program and stock options. The chart below shows the breakdown between fixed pay and potential variable performance-based pay for fiscal 2007:

	% of Total Potential Compensation
				Potential
		Stock	Potential Cash	Performance
Name	Title	Options(1)	Bonus(2)	Pay(3)
John D. Baker II	President and CEO	7%	60%	67%

Edward L. Baker	Chairman	9%	51%	60%

John D. Milton, Jr.	Executive Vice President, CFO and Treasurer	10%	57%	67%

Thompson S. Baker II	President, Aggregates Group	13%	53%	66%

Clarron E. Render, Jr.	President, Northern Concrete Group	11%	53%	64%

(1)	For this purpose, stock options have been valued using the Black-Scholes methodology using the assumptions described in the footnotes to the Summary Compensation Table below.

(2)	For this purpose, it is assumed that the maximum bonuses under our Annual MIC Program and G2G Bonus Program are earned.

(3)	Performance based compensation percentages have been computed as a percentage of total compensation (base salary, potential cash bonuses, stock options, perquisites and change in pension value).
Components of Executive Compensation
    Base Salary
     General. Base pay is a critical element of executive compensation because it provides executives with a base level of monthly income. In determining base salaries, we consider the executive’s qualifications and experience, scope of responsibilities and future potential, the goals and objectives established for the executive, the executive’s past performance, competitive salary practices at companies in the study groups, internal pay equity and the tax deductibility of base salary. For our most senior executives (our Chairman, Chief Executive Officer and Chief Financial Officer), we establish base salaries at a level so that a significant portion (generally 50% or more) of the total compensation that such executives can earn is performance-based pay. As part of determining annual increases, the Committee also considers the Chief Executive Officer’s written recommendations, the observations of the Chief Executive Officer and the Committee members regarding individual performance and internal pay equity considerations.
     Fiscal 2007 Actions. The following table reflects the adjustments made to the base salaries of the named executive officers for fiscal year 2007.

	2006 Base	2007 Base
Name and Title	Salary	Salary	% Increase
John D. Baker II	$626,622	$670,877	7%
President and CEO

Edward L. Baker	$510,884	$557,655	9%
Chairman

John D. Milton Jr.	$449,750	$477,540	6%
Executive Vice President, CFO and Treasurer

Thompson S. Baker II	$321,250	$382,090	19%
President, Aggregates Group

Clarron E. Render, Jr.	$280,500	$323,382	15%
President,Northern Concrete Group
     Analysis. Based in large part on the recommendations of the Chief Executive Officer, the Committee approved increases (10%, on average) in the base salaries of the named executive officers. The Committee took into account the elimination of certain perquisites previously afforded to the named executive officers (car allowance and country club dues) in approving these salary increases. After adjusting for the elimination of these perquisites, the increase in salaries for fiscal 2007 was only 6% on average. The Committee also considered the fact that performance-based pay represented over 50% of the total compensation of the Chairman, the Chief Executive Officer and the Chief Financial Officer.
     The base salaries for the named executive officers were established at levels at or slightly below the 50th percentile of the companies in the study group, except that Mr. John Baker’s base salary was well below the 50th percentile and the base salaries of Mr. Edward Baker and Mr. Milton were slightly above the 50th percentile. The Committee determined that these differences were appropriate based upon the recommendations of the Chief Executive Officer and, in the case of Mr. Edward Baker and Mr. Milton, also based on the Committee’s observations regarding their performance and the fact that their total compensation levels were near the 50th percentiles of both the study groups and the executive compensation surveys.

Cash Incentive Compensation
     General — The Annual MIC Program. The Amended Management Incentive Compensation Plan (the “MIC Plan”) contains two separate programs – the Annual MIC Program (formerly known as the MIC Plan) and the G2G Incentive Bonus Program. The Annual MIC Program provides officers and key employees an opportunity to earn an annual cash bonus for achieving specified, performance-based goals established for the fiscal year. Performance goals under the Annual MIC Program are tied to measures of operating performance rather than appreciation in stock price and are discussed below with respect to each named executive officer.
     In recent years (including fiscal 2007), the Compensation Committee has established performance objectives for the executive officers based on targeted levels of return on average capital employed. We believe that return-on-capital employed (ROCE) is a superior measure of performance in an asset-intensive business, both to evaluate management’s performance and to demonstrate to shareholders that capital has been used wisely over the long term.
     For purposes of this bonus calculation, return on average capital employed is defined as the Company’s net income excluding the after-tax cost of financing, divided by total average capital employed. In the case of business segments, ROCE is annual business segment earnings divided by average business segment capital employed (average of beginning and end-of-year amounts). These segment earnings include the Company’s share of segment earnings of joint venture companies, consistent with our capital employed definition, and exclude the cost of financing.
     In addition to meeting the ROCE goals, each of the named executive officers had to achieve certain individual goals to be paid the bonus. These are generally subjective goals regarding the achievement of specific goals that improve a business process or further our long-term objectives.
     Fiscal 2007 Actions — The Annual MIC Program. The targeted levels of ROCE and maximum bonuses as a percentage of salary for fiscal 2007 for the named executive officers are specified below.

		Bonus as a
		Percentage of Salary (1)
Name	Title	Threshold	Target	Stretch
John D. Baker II	President and CEO	0%	75%	150%

Edward L. Baker	Chairman	0%	50%	100%

John D. Milton, Jr.	Executive Vice President, CFO
	and Treasurer	0%	50%	100%

Thompson S. Baker II (2)	President, Aggregates Group	0%	25%	85%

Clarron E. Render, Jr. (2)	President, Northern Concrete
	Group	0%	25%	85%

2007 ROCE Levels	14.64%	18.30%	21.96%

(1)	The named executive officers are eligible to receive a bonus equal up to the specified percentage of their base salary if Florida Rock or their business unit, as applicable, achieves the specified level of ROCE. If ROCE exceeds the threshold level but is less than the stretch level, the bonus is prorated.

(2)	The bonuses for these individuals are determined partly by reference to the ROCE achieved by Florida Rock and partly by the ROCE achieved by the divisions that they lead. The targets for their individual divisions are set at different levels.
     G2G Incentive Bonus Program. The G2G Incentive Bonus Program was established during fiscal 2005 as part of our “Good to Great” program. The bonus program was intended to encourage the achievement of specific growth and business improvement initiatives over a three-year performance cycle. Under the G2G Incentive Bonus Program, the named executive officers could earn a cash bonus of 1% of their fiscal 2007 base salary for every $1 million by which total net earnings for fiscal 2005 to fiscal 2007 exceeded $486 million, up to a maximum bonus of 100% of their fiscal 2007 base salary.
     For purposes of calculating this bonus, total net earnings for 2005 to 2007 means Florida Rock’s aggregate net earnings for the three fiscal years ended September 30, 2007, excluding gains from sales of real estate.
     Analysis. For the last completed fiscal year, target award opportunities accounted for approximately 55% of total potential compensation on average for the named executive officers, which is consistent with our competitive market. Actual award payments for the named executive officers under the Annual MIC Program were significantly lower as a percentage of total compensation than in fiscal 2006 consistent with a decline in the Company’s performance in fiscal 2007 due to a more challenging business environment. The Company believes that the G2G Incentive Bonus Program served as a very effective executive retention tool during a period in which the Company faced an extremely challenging environment.
Stock Options and Restricted Stock
     General. We have a long-standing practice of granting stock options to our executive officers and other key employees. We provide this opportunity because it helps us to attract and retain high caliber talent. We recognize that similar long-term equity incentives are typically provided at other companies that we compete with for talent, and we believe that it motivates executives to make decisions that focus on long-term growth and thus increase shareholder value. The Committee believes that such grants help align our executive officers’ interests with the Company’s shareholders. When our executives deliver sustained returns to our shareholders, stock options permit an increase in their own compensation. However, unless our stock price increases after the grants are made, the stock options deliver no value to the option holders.
     All stock option and restricted stock awards are granted under our shareholder-approved 2000 Stock Plan (“Stock Plan”). All stock options incorporate the following features: the term of the grant does not exceed 10 years; the grant price is not less than the market price on the date of grant; grants do not include “reload” provisions; re-pricing of options is prohibited, unless approved by the shareholders; and to encourage employee retention, options vest 20% per year over five years beginning with the first anniversary of the date of grant.
     Florida Rock has adopted a policy on stock option grants that includes the following provisions relating to the timing of option grants:
•	Except for inducement grants for new executives, we determine all awards of stock options at a Compensation Committee meeting held during the last week of November or the first week of December of each year.

•	The grant date for all awards is after Florida Rock has released earnings for the fiscal year.

•	Florida Rock executives do not have any role in selecting the grant date.

•	The grant date of the stock options is always the date of approval of the grants (or a specified later date if for any reason the grant is approved during a time when Florida Rock is in possession of material, non-public information).

•	The exercise price is the fair market value of the underlying common stock on the grant date.
     The Committee reviews option grant recommendations by the Chief Executive Officer for key employees, including each executive officer, but retains full discretion to accept, reject or revise each recommendation.
     Fiscal 2007 Actions. In December 2005 and December 2006, we granted the following stock options to the named executive officers:

	Fiscal		Fiscal
	2006		2007
	Options		Options
	Granted		Granted
	(# of	Black-	(# of	Black-
	underlying	Scholes	underlying	Scholes
Name	shares)	Value	shares)	Value(1)(2)
John D. Baker II	15,000	310,870	12,000	$203,880
Edward L. Baker	15,000	310,870	12,000	$203,880
John D. Milton, Jr.	12,500	259,058	10,000	$169,900
Thompson S. Baker II	12,500	259,058	10,000	$169,900
Clarron E. Render, Jr.	10,000	207,247	8,000	$135,920

(1)	This estimate is determined using the Black-Scholes model. This model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. This hypothetical value is based on the following assumptions: an exercise price equal to the market value on day of grant; estimated dividend yield of 1.39%; expected volatility of 35.9%; risk-free interest rate of 4.44%; and expected lives of 7.1 years.

(2)	The options vest ratably over a five-year period and expire ten years from the date of grant.
     Analysis. The grant levels for fiscal 2007 were determined based in significant part on historic grant levels, the recommendations of the Chief Executive Officer and a decision to reduce grant levels by 20% for fiscal 2007 due to a more challenging business environment. For fiscal 2007, stock option grants consisted of 10%, on average, of the total potential compensation of the named executive officers. We believe that our overall long-term equity compensation share usage, potential dilution and compensation cost are below market averages but within a reasonable range of our competitive market as to our named executive officers and also our other employees.
Health and Welfare Benefits
     Our officers are covered under the same health and welfare plans, including our 401(k) plan, as our other salaried employees.  The executive officers also participate in a supplemental medical expense reimbursement plan which provides additional health benefits.
     Our Management Security Plan was adopted many years ago as a retention tool to provide retirement benefits (based on annual base salaries) to certain senior executives. The Management Security Plan provides for annual payments to participants (or their beneficiaries) until the later of (i) their date of death or (ii) 15 years after their retirement or death. The annual payments are set at two times the benefit level during the first year and at the annual benefit level in subsequent years. The benefit levels originally increased with base salaries but the Company has capped the benefit levels at 50% of base salaries as of December 31, 2002. The plan has been closed to newly hired executives for several years.
Severance and Change of Control Agreements
     None of our named executive officers have any arrangements that provide for payment of severance payments or payment of any benefits upon a change-in-control of Florida Rock, except that our 2000 Stock Plan provides that upon a change in control all unvested stock options shall immediately become vested (unless the Compensation Committee determines otherwise).
     Florida Rock and Vulcan Materials Company have agreed, however, to pay certain severance benefits and to modify certain benefit plans upon completion of the Merger, as described below. Each of these benefits was approved by the Compensation Committee.
     Stock Options. In connection with the Merger, all outstanding options to purchase shares of Florida Rock common stock that are unexercisable became vested and fully exercisable on October 15, 2007. The following table sets forth information regarding outstanding stock options that have been issued to the named executive officers as of September 30, 2007:

Shares Underlying Options
	Exercisable		Unexercisable
				Weighted	Unrealized Value(1)
	Number	Average	Number	Average	Currently	Currently
Name and	of	Exercise	of	Exercise	Exercisable	Unexercisable
Title	Shares	Price	Shares	Price	Options	Options(2)	Total
John D. Baker II	122,532	$18.53	57,750	$36.61	$5,939,219	$1,754,978	$7,694,196
President, CEO and Director

John D. Milton, Jr.	246,250	$13.95	48,125	$36.61	$13,063,200	$1,462,481	$14,525,681
Executive Vice President, Treasurer, CFO and Director

	Shares Underlying Options
	Exercisable		Unexercisable
				Weighted	Unrealized Value(1)
	Number	Average	Number	Average	Currently	Currently
Name and	of	Exercise	of	Exercise	Exercisable	Unexercisable
Title	Shares	Price	Shares	Price	Options	Options(2)	Total
Edward L. Baker	122,532	$18.53	57,750	$36.61	$5,939,219	$1,754,978	$7,694,196
Chairman

Thompson S. Baker II	81,550	$19.95	47,000	$37.07	$3,837,017	$1,406,805	$5,243,822
President, Aggregates Group and Director

Clarron E. Render, Jr.	76,175	$19.13	38,000	$36.52	$3,646,175	$1,158,090	$4,804,265
President, Northern Concrete Group

(1)	Calculated based on the assumption that the director or officer will receive $67.00 per share minus the exercise price upon consummation of the Florida Rock merger (without giving effect to any tax withholding).
(2)	The calculations set forth above are as of September 30, 2007. On October 15, 2007, all outstanding stock options became vested and fully exercisable.

     Management Security Plan. The benefits of participants under the Management Security Plan (which include all of the named executive officers other than Mr. Milton) shall vest in full upon the closing of the Merger and Florida Rock will make a lump sum payment to such plan participants on January 1, 2008 in an amount equal to the present value of such vested benefits (subject to reduction to the extent such payments would be nondeductible under Section 280G of the Internal Revenue Code).
     Retirement Benefit for Mr. Milton. Florida Rock will make a lump sum payment to Mr. Milton on January 1, 2008 equal to $50,000, multiplied by the number of full and partial years contained in the period from January 1, 2004 to the closing date of the Merger, plus an interest accrual of 6.5% per year.
     Severance Payments. Certain executive officers and other employees, including Mr. Milton, will be eligible to receive severance benefits. In the case of Mr. Milton, he will be entitled to receive an amount equal to two times his base salary (subject to reduction to the extent that any payment would be nondeductible under Section 280G of the Internal Revenue Code) if, during the two years after the closing date of the mergers, Vulcan terminates his employment other than for “cause” or he resigns for “good reason.” For this purpose, cause is generally defined as (i) conviction for commission of a felony, (ii) willful misconduct or gross negligence or material violation of policy resulting in material harm to Vulcan, (iii) repeated and continued failure by the executive to carry out, in all material respects, Vulcan’s reasonable and lawful directions, or (iv) fraud, embezzlement, theft or material dishonesty. Good reason is generally defined as (i) a material reduction in compensation or benefits, (ii) a requirement that the executive relocate, or (iii) any material diminution in the executive’s duties, responsibilities, reporting obligations, title or authority. None of the other named executive officers will be entitled to severance payments.
Personal Benefits
     Our executives receive a limited number of personal benefits certain of which are considered taxable income to them and which are described in the footnotes to the section of this Annual Report entitled “Summary Compensation Table.” Effective January 1, 2007, the Committee decided to eliminate two perquisites for our named executive officers: company automobiles and payment of country club dues. Historically, Florida Rock provided company cars to its executive officers because they generally travel extensively for business. Florida Rock also paid country club dues because, in most cases, the club memberships are used primarily for business entertainment.
Compensation Policies
Internal Pay Equity
     We believe that internal pay equity is an important factor to be considered in establishing compensation for the officers. We have not established a policy regarding the ratio of total compensation of the Chief Executive Officer to that of the other officers, but we do review compensation levels to ensure that appropriate equity exists. The maximum potential compensation for the Chief Executive Officer was less than three times the maximum potential compensation of each of the other named executive officers.
Tax Deductibility of Compensation Should be Maximized Where Appropriate
     The Company generally seeks to maximize the deductibility for tax purposes of all elements of compensation. For example, the Company always has issued nonqualified stock options that result in a tax deduction to Florida Rock upon exercise. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for non-qualifying compensation in excess of $1.0 million paid to any such persons in any fiscal year. We review compensation plans in light of applicable tax provisions, including Section 162(m), and may revise compensation plans from time to time to maximize deductibility. However, we may approve compensation that does not qualify for deductibility when we deem it to be in the best interests of Florida Rock.
Financial Restatement
     It is the Board of Directors’ Policy that the Compensation Committee will, to the extent permitted by governing law, have the sole and absolute authority to make retroactive adjustments to any cash or equity based incentive compensation paid to executive officers and certain other officers where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement. Where applicable, the Company will seek to recover any amount determined to have been inappropriately received by the individual executive.
Stock Ownership Guidelines
     We have adopted stock ownership guidelines for our Chairman and for our President and Chief Executive Officer. These stock ownership guidelines require that these officers must continue to own shares of our common stock having a market value equal to at least five times their base salary. Both of these officers currently meet these guidelines.
COMPENSATION COMMITTEE REPORT
     We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Submitted by:	John A. Delaney, Chairman
William P. Foley II
William H. Walton III
Members of the Compensation Committee

EXECUTIVE COMPENSATION
Fiscal 2007 Summary Compensation Table
     The following table sets forth information concerning the compensation of our named executive officers for the years ended September 30, 2006 and 2007:

				Non-	Change in
				Equity	Pension
				Incenti	Value and	All
				ve Plan	Nonqualified	Other
Name and			Option	Compen-	Deferred	Compen-
Principal		Salary	Awards	sation	Compensation	sation	Total
Position	Year	($)	($)(1)	($) (2)	Earnings (3)	($) (4)	($)
John D. Baker II President and Chief Executive Officer (PEO)	2007	670,877	203,880	273,047	120,942	133,384	1,402,130
	2006	626,022	310,870	708,596	163,330	139,696	1,952,714

John D. Milton Jr. Exec. Vice President, CFO and Treasurer (PFO)	2007	477,540	169,900	156,156	59,476	3,890	863,332
	2006	449,750	259,058	336,353	55,846	7,794	1,113,001

Edward L. Baker Chairman of the Board	2007	557,655	203,880	182,353	150,421	178,830	1,273,139
	2006	510,884	310,870	385,514	58,804	135,153	1,405,425

Thompson S. Baker II President, Aggregates Group	2007	383,962	169,900	76,024	33,815	44,842	708,543
	2006	321,250	259,058	188,988	41,456	42,965	857,917

				Non-	Change in
				Equity	Pension
				Incenti	Value and	All
				ve Plan	Nonqualified	Other
Name and			Option	Compen-	Deferred	Compen-
Principal		Salary	Awards	sation	Compensation	sation	Total
Position	Year	($)	($)(1)	($) (2)	Earnings (3)	($) (4)	($)
Clarron E. Render, Jr. President, Northern Concrete Group	2007	323,382	127,425	97,985	73,203	6,102	628,097
	2006	280,500	207,247	154,394	69,386	23,776	735,303

(1)	This estimate is determined using the Black-Scholes model. This model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. This hypothetical value is based on the following assumptions: an exercise price equal to the market value on day of grant; estimated dividend yield of 1.39%; expected volatility of 35.9%; risk-free interest rate of 4.44%; and expected lives of 7.1 years.

(2)	The column represents amounts paid under the Annual MIC Program plus, with respect to fiscal 2007, amounts payable under the G2G Program.

(3)	This column represents the increase in the actuarial present value of the named executive officer’s future benefits under the Management Security Plan (or, in the case of Mr. Milton, under a separate supplemental executive retirement plan). For more detail, see the disclosure under the Pension Benefits table below.

(4)	The information contained in the Other Annual Compensation from Summary Compensation Table below and the footnotes thereto are hereby incorporated by reference.
Other Annual Compensation from Summary Compensation Table
     The following table contains a breakdown of the compensation and benefits included under All Other Compensation in the Summary Compensation table above.

		Personal
		Use of	Medical and Tax		Use of
		Company	Services	Life	Company
	Year	Car(1)	Reimbursement(2)	Insurance(3)	Aircraft(4)	Miscellaneous(5)(6)
John D. Baker II	2007	819	24,596	14,253	90,305	3,411
	2006	4,778	33,637	14,253	62,638	12,195

John D. Milton, Jr.	2007	1,335	2,555	—	—	—
	2006	7,794	—	—	—	—

Edward L. Baker	2007	773	14,008	16,617	134,134	13,298
	2006	3,246	268	—	98,311	33,328

Thompson S. Baker II	2007	348	6467	—	33,891	4,136
	2006	1,101	7	—	5,279	36,578

Clarron E. Render, Jr.	2007	352	4430	—	—	1,320
	2006	2,425	—	—	—	20,490

(1)	The Company discontinued company cars for the named executive officers, effective January 1, 2007.

(2)	The amounts shown represented benefits paid under our Medical Reimbursement Plan, under which we reimburse certain officers for personal medical expenses not covered by insurance, and the Tax Services Reimbursement Plan, under which we reimburse certain officers up to $12,000 per year for personal tax planning and tax return preparation services.

(3)	The amount shown reflects bonuses paid to John D. Baker II and Edward L. Baker for the premium costs on a life insurance policy on their lives.

(4)	We have operations throughout most of the Southeastern and Mid-Atlantic States as well as an operation in Canada. Our senior executive officers are required to travel extensively to these operations and to other locations as part of their responsibilities. To facilitate this travel, we own a company airplane. We encourage Edward L. Baker and John D. Baker II to use our airplane for non-business as well as business travel for safety and security reasons and to make best use of their time. They reimburse us for non-business use at a specified hourly rate. The amount shown represents the difference between the incremental cost to us (based on the average weighted cost of fuel, a pro rata share of repairs and maintenance and other miscellaneous variable costs) of use of our airplane for non-business use and the amount reimbursed by the named executive officer.

(5)	The amounts shown include payment of country club and social club dues and purchase of tickets to sporting events on behalf of the named executive officers and other miscellaneous reimbursed expenses. These club memberships and tickets generally are maintained for business entertainment but may be used for personal use. The entire amount has been included, although we believe that only a portion of this cost represents a perquisite. Effective January 1, 2007, the Company discontinued the payment of country club dues for the named executive officers.

(6)	The amounts shown also include an estimate of our incremental cost of the personal use of Florida Rock’s hunting lodge. The hunting lodge is used primarily for business entertainment or other business use. Edward L. Baker supervises the operation of the hunting lodge as part of his employment responsibilities. Mr. Edward L. Baker and Mr. John D. Baker II have agreed to purchase the hunting lodge from the Company shortly after the closing of the merger. For additional information, see Interests of Certain Shareholders below.
Fiscal 2007 Grants of Plan-Based Awards
     The following table sets forth information concerning option grants to the named executive officers during the fiscal year ended September 30, 2007 as well as estimated future payouts under cash incentive plans:

		All Other	Exercise or
		Option	Base Price
		Awards:	of Option	Grant Date
		Number of	Awards	Fair Value of
	Grant	Securities	($/Share)	Option Awards
Name	Date(1)	Underlying Options	(2)	($)(3)
John D. Baker II	12/6/2006	12,000	$43.21	203,880
John D. Milton, Jr.	12/6/2006	10,000	$43.21	169,900

		All Other	Exercise or
		Option	Base Price
		Awards:	of Option	Grant Date
		Number of	Awards	Fair Value of
	Grant	Securities	($/Share)	Option Awards
Name	Date(1)	Underlying Options	(2)	($)(3)
Edward L. Baker	12/6/2006	12,000	$43.21	203,880
Thompson S. Baker II	12/6/2006	10,000	$43.21	169,900
Clarron E. Render, Jr.	12/6/2006	7,500	$43.21	127,425

(1)	The stock options vest ratably over a five year period and expire on the 10th anniversary of the grant date.

(2)	The exercise price is equal to the closing price of the Company’s common stock on the grant date, as reported by the New York Stock Exchange.

(3)	This estimate is determined using the Black-Scholes model. This model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. This hypothetical value is based on the following assumptions: an exercise price equal to the market value on day of grant; estimated dividend yield of 1.39%; expected volatility of 35.9%; risk-free interest rate of 4.44%; and expected lives of 7.1 years.
Outstanding Equity Awards at 2007 Fiscal Year-End
     The following table sets forth information concerning stock options held by the named executive officers at September 30, 2007:

	Option Awards(1)
	Number
	of
	Securities	Number of
	Underlying	Securities
	Unexercised	Underlying
	Options	Unexercised
	(#)	Options	Option
	Exercisable	(#)	Exercise Price	Option
Name	(2)	Unexercisable (2)	($)	Expiration Date
John D. Baker II	29,532	—	10.17	12/5/2010
	33,750	—	14.27	12/4/2011
	27,000	6,750	17.51	12/3/2012
	20,250	13,500	25.69	12/2/2013
	9000	13,500	37.83	11/30/2014
	3,000	12,000	51.67	12/6/2015
	0	12,000	43.21	12/5/2016

John D. Milton, Jr.	168,750	—	10.63	1/1/2011
	28,125	—	14.27	12/4/2011
	22,500	5,625	17.51	12/3/2012
	16,875	11,250	25.69	12/2/2013
	7,500	11,250	37.83	11/30/2014
	2,500	10,000	51.67	12/6/2015
	0	10,000	43.21	12/5/2016

Edward L. Baker	29,532	—	10.17	12/5/2010
	33,750	—	14.27	12/4/2011
	27,000	6,750	17.51	12/3/2012
	20,250	13,500	25.69	12/2/2013
	9000	13,500	37.83	11/30/2014
	3,000	12,000	51.67	12/6/2015
	0	12,000	43.21	12/5/2016

	Option Awards(1)
	Number
	of
	Securities	Number of
	Underlying	Securities
	Unexercised	Underlying
	Options	Unexercised
	(#)	Options	Option
	Exercisable	(#)	Exercise Price	Option
Name	(2)	Unexercisable (2)	($)	Expiration Date

Thompson S. Baker II	14,175	—	10.17	12/5/2010
	22,500	—	14.27	12/4/2011
	18,000	4,500	17.51	12/3/2012
	16,875	11,250	25.69	12/2/2013
	7,500	11,250	37.83	11/30/2014
	2,500	10,000	51.67	12/6/2015
	0	10,000	43.21	12/5/2016

Clarron E. Render, Jr.	14,175	—	10,17	12/5/2010
	22,500	—	14.27	12/4/2011
	18,000	4,500	17.51	12/3/2012
	13,500	9,000	25.69	12/2/2013
	6,000	9,000	37.83	11/30/2014
	2,000	8,000	51.67	12/5/2015
	0	7,500	43.21	12/5/2016

(1)	All information in this table relates to nonqualified stock options. The Company has not granted any incentive stock options or stock appreciation rights (“SARs”).

(2)	The grant date for each of option awards listed above is ten years prior to the option expiration date. Options become exercisable in five equal installments each year beginning on the first anniversary of the grant date. In connection with the Vulcan merger, all outstanding stock options became fully vested and exercisable on October 15, 2007.
Fiscal 2007 Option Exercises
     The following table provides information regarding stock option exercises by the named executive officers during fiscal 2007. None of the named executive officers became vested in any restricted stock during fiscal 2007.

Option Awards
Number of
	Shares	Value
	Acquired	Realized
	on Exercise	on Exercise
Name	(#)	($)
John D. Baker II(1)	337,500	21,140,629
John D. Milton, Jr.	—	—
Edward L. Baker(1)	337,500	21,140,629
Thompson S. Baker II	—	—
Clarron E. Render, Jr.	—	—

(1)	On May 2, 2007, Mr. Edward L. Baker and Mr. John D. Baker II each exercised options to purchase 337,500 shares at an exercise price of $4.8611 per share. These options were granted on May 7, 1997 and were due to expire on May 6, 2007. As permitted under the Company’s stock option plan and with the approval of the Company’s Compensation Committee, the transaction was handled as a “net exercise” in which each of them received a total of 199,035 shares and the balance of the underlying shares were surrendered to pay the exercise price and withholding taxes.
Pension Benefits
     The following table describes pension benefits to the Named Executive Officers. There were no payments of pension benefits to the named executive officers during fiscal 2007.

		Number of	Present
		Years	Value of
		Credited	Accumulated
		Service	Benefit
Name	Plan Name	(#)(1)	($)(2)
John D. Baker II	MSP Plan	—	2,319,887
John D. Milton, Jr.	Individual Plan	3	205,259
Edward L. Baker	MSP Plan	—	2,657,542
Thompson S. Baker	MSP Plan	—	648,642
Clarron E. Render, Jr.	MSP Plan	—	1,404,162

(1)	Messrs. John D. Baker II, Edward L. Baker, Thompson S. Baker II and Clarron E. Render, Jr., have met the requisite years of service requirement under the MSP Plan. Mr. Milton’s benefit is based on his years of service from January 1, 2004.

(2)	For information regarding the material assumptions used in quantifying the present value of the accumulated benefits, see Note 12 to the Company’s financial statements included under Item 8 of this Annual Report on Form 10-K.
     Our Management Security Plan (the “MSP Plan”) provides the following benefits to certain officers and key employees (and their beneficiaries) upon retirement or death:

Triggering Event	Annual Benefit
Normal Retirement at age 65 or older	Two times the Annual Benefit Level during year 1 and the Annual Benefit Level in subsequent years until the later of (i) the participant’s death, or (ii) the 15th anniversary of the participant’s retirement (or the earlier death of the participant’s designated beneficiary).

Death of Participant	Two times the Annual Benefit Level during year 1 and the Annual Benefit Level in subsequent years until the later of (i) the participant’s death, or (ii) the 15th anniversary of the participant’s retirement (or the earlier death of the participant’s designated beneficiary).

Prior to Retirement	Two times the Annual Benefit Level during year 1 and the Annual Benefit Level in subsequent years until the later of (i) the 15th anniversary of the participant’s death or (ii) the date that participant would have turned 65 (or in either case, the earlier death of the designated beneficiary).
     The annual benefit levels are equal to 50% of the participating executive’s base salary as of December 31, 2002. All of the named executive officers other than Mr. Milton participant in the MSP Plan. The annual benefit levels for participating named executive officers are: $275,000 for John D. Baker II; $237,500 for Edward L. Baker, $132,500 for Thompson S. Baker II; and $122,500 for Clarron E. Render, Jr.
     The benefits of participants under the MSP Plan shall vest in full upon the closing of the Merger. Florida Rock will make a lump sum payment to such plan participants on January 1, 2008 in an amount equal to the present value of such vested benefits (subject to reduction to the extent such payments would be nondeductible under Section 280G of the Internal Revenue Code).
     John D. Milton, Jr., is not eligible to participate in the MSP Plan. Accordingly, the Compensation Committee previously approved a lump sum retirement payment to Mr. Milton (or his beneficiary) upon his retirement or his earlier death. The lump sum payment will be equal to $50,000 multiplied by the number of years from January 1, 2004 that Mr. Milton is employed with the Company, plus an interest accrual of 6.5% per year.
     Florida Rock will make a lump sum payment to Mr. Milton on January 1, 2008 equal to $50,000, multiplied by the number of full and partial years contained in the period from January 1, 2004 to the closing date of the Merger, plus an interest accrual of 6.5% per year.
Nonqualifed Deferred Compensation
     None of the Named Executive Officers receives any nonqualified deferred compensation. For information regarding change-in-control benefits to be received upon the closing of the merger with Vulcan Materials Company, see the section above entitled Severance and Change of Control Agreements.
NON-EMPLOYEE DIRECTOR COMPENSATION
Compensation Arrangements for Fiscal 2006 and 2007
     The following table describes the compensation arrangements with our non-employee directors for the 2007 fiscal year.

2007
Annual Cash Retainer	$25,000

Attendance Fee Per Meeting(1)	$5,000

Committee Stipends:
Audit Committee Chair	$15,000
Other Audit Committee Members	$5,000
Compensation Committee and Corporate Governance Committee Chairs	$5,000
Other Members of Compensation and Corporate Governance Committees	$2,000

Director Stock Purchase Plan	25% match and payment of broker commissions(2)

Stock Options	Options valued at $50,000(3)

(1)	Non-employee directors receive meeting fees of $5,000 per Board meeting attended. No fees are paid for attendance at committee meetings. We reimburse our directors for travel and lodging expenses that they incur in connection with their attendance of directors’ meetings and meetings of shareholders of the Company. From time to time, the Company may transport one or more non-employee directors to and from such meetings in the Company’s airplane.

(2)	Our non-employee directors may elect to participate in the Director Stock Purchase Plan under which non-employee directors may invest all or any portion of their director fees in the Company’s common stock, which is purchased in the open market. The Company matches 25% of the designated investment and pays all broker commissions.

(3)	Under the current compensation arrangement, non-employee directors receive an annual grant of stock options valued at $50,000. The options are granted on the first Wednesday of December and have an exercise price equal to the closing price of the Company’s common stock on the grant date. The options become exercisable immediately and have an exercise term of ten (10) years. The number of shares subject to the option is determined using the Black-Scholes valuation methodology. Under this program, on December 6, 2006, each non-employee director received options to acquire 2,828 shares at an exercise price of $43.21 per share.
Actual Fiscal 2007 Director Compensation
     The following table shows the compensation paid to our non-employee directors for the 2007 fiscal year.
Director Compensation
for Fiscal 2007

	Fees Earned or
	Paid in Cash	Option Awards	All Other
Name	($)(1)(2)	($)(3)	Compensation ($)(4)	Total ($)
A. R. Carpenter	$87,381	$50,000	—	$137,381
John A. Delaney	$81,251	$50,000	—	$131,251
J. Dix Druce, Jr.	$90,001	$50,000	—	$140,001
Luke E. Fichthorn III (4)	$60,001	$50,000	—	$110,001	(4)
William P. Foley II	$77,501	$50,000	—	$127,501
Francis X. Knott	$81,251	$50,000	—	$131,251
William H. Walton, III	$71,251	$50,000	—	$121,251

(1)	Includes amounts deferred by the directors under the Director Stock Purchase Plan.

(2)	Also includes the 25% matching contributions under the Director Stock Purchase Plan.

(3)	This amount is determined using the Black-Scholes model. This model was developed to estimate the fair value of traded options, which have different characteristics than director stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. This value is based on the following assumptions: an exercise price equal to the market value on the date of grant; estimated dividend yield of 1.39%; expected volatility of 35.27%; risk-free interest rate of 4.44%; and expected lives of 8 years.

(4)	In addition to the amounts shown above, Mr. Fichthorn receives an annual fee of $60,000 for financial consulting services.

     The following table sets forth information regarding stock options held by our non-employee directors of September 30, 2007:

	Number of
	Securities
	Underlying
	Unexercised	Option Exercise	Option Expiration
Director	Options	Price ($)	Date
A.R. Carpenter	1,500	38.87	1/26/2015
	1,500	39.79	5/4/2015
	1,000	55.00	8/3/2015
	1,000	61.36	10/5/2015
	1,000	51.67	12/7/2015
	1,000	54.75	2/1/2016
	1,000	63.66	5/3/2016
	1,000	37.68	8/2/2016
	2,828	43.21	12/6/2016

John A. Delaney	1,500	39.79	5/4/2015
	1,000	55.00	8/3/2015
	1,000	61.36	10/5/2015
	1,000	51.67	12/7/2015
	1,000	54.75	2/1/2016
	1,000	63.66	5/3/2016
	1,000	37.68	8/2/2016
	2,828	43.21	12/6/2016

J. Dix Druce, Jr.	1,500	38.87	1/26/2015
	1,500	39.79	5/4/2015
	1,000	55.00	8/3/2015
	1,000	61.36	10/5/2015
	1,000	51.67	12/7/2015
	1,000	54.75	2/1/2016
	1,000	63.66	5/3/2016
	1,000	37.68	8/2/2016
	2,828	43.21	12/6/2016

Luke E. Fichthorn III	1,500	38.87	1/26/2015
	1,500	39.79	5/4/2015
	1,000	55.00	8/3/2015
	1,000	61.36	10/5/2015
	1,000	51.67	12/7/2015
	1,000	54.75	2/1/2016
	1,000	63.66	5/3/2016
	1,000	37.68	8/2/2016
	2,828	43.21	12/6/2016

William P. Foley II	1,500	39.79	5/4/2015
	1,000	51.67	12/7/2015
	1,000	54.75	2/1/2016
	1,000	63.66	5/3/2016
	1,000	37.68	8/2/2016
	2,828	43.21	12/6/2016

Francis X. Knott	1,500	38.87	1/26/2015
	1,500	39.79	5/4/2015
	1,000	55.00	8/3/2015
	1,000	61.36	10/5/2015
	1,000	54.75	2/1/2016
	1,000	63.66	5/3/2016
	1,000	37.68	8/2/2016
	2,828	43.21	12/6/2016

William H. Walton III	1,500	38.87	1/26/2015
	1,500	39.79	5/4/2015
	1,000	55.00	8/3/2015
	1,000	61.36	10/5/2015
	1,000	51.67	12/7/2015
	1,000	54.75	2/1/2016
	1,000	63.66	5/3/2016
	1,000	37.68	8/2/2016
	2,828	43.21	12/6/2016

Compensation Committee Interlocks and Insider Participation
     John A. Delaney (chairman), William P. Foley, II and William H. Walton III served as members of the Compensation Committee during the 2007 fiscal year. None of the members of the Compensation Committee (i) was an officer or employee of the Company or any of its subsidiaries during the fiscal year, or (ii) had any relationship requiring disclosure by the Company under the rules of the Securities and Exchange Commission requiring disclosure of certain relationships and related party transactions other than those disclosed in this Annual Report under Item 14 — Certain Relationships and Related Transactions and Director Independence, which disclosure is hereby incorporated by reference. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     The following table and notes set forth the beneficial ownership of our common stock by each person known by us to own beneficially more than 5% of the common stock of the Company as of October 31, 2007.

NAME AND ADDRESS OF	AMOUNT AND NATURE
BENEFICIAL OWNER	OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS
Baker Holdings, L.P.	11,150,080	(1)	16.7%
Edward L. Baker	1,328,324	(1)	2.0%
John D. Baker II	3,119,133	(1)	4.7%
Cynthia L. Baker Trust	375,000	(1)	0.6%
P.O. Box 4667
Jacksonville, FL 32201
Total	15,966,705	(1)	23.8%

(1)	Edward L. Baker and John D. Baker II are the sole shareholders of all of the voting common stock of the general partner of Baker Holdings, L.P. and as such have shared voting and dispositive power over the shares owned by the partnership. Edward L. Baker and John D. Baker II each have a pecuniary interest in 3,716,693 of the shares owned by Baker Holdings, L.P.; however, none of the shares of Baker Holdings, L.P. are included in the reported beneficial ownership of Edward L. Baker or John D. Baker II in the table above. See Common Stock Ownership By Directors and Officers and the accompanying notes for additional information on shares beneficially owned by Edward L. Baker and John D. Baker II.
COMMON STOCK OWNERSHIP BY DIRECTORS AND OFFICERS
     The following table and notes set forth the beneficial ownership of our common stock by each director and each non-director named in the Summary Compensation Table and by all officers and directors of the Company as a group as of October 31, 2007.

NAME AND ADDRESS OF	AMOUNT AND NATURE OF BENEFICIAL		PERCENT
BENEFICIAL OWNER	OWNERSHIP(1)		OF CLASS
Edward L. Baker	12,853,404	(2)(3)(4)(5)(6)	19.2%

John D. Baker II	14,644,213	(2)(3)(5)(6)(7)	21.9%

Thompson S. Baker II	209,783	(8)	*

A. R. Carpenter	55,958		*

NAME AND ADDRESS OF	AMOUNT AND NATURE OF BENEFICIAL	PERCENT
BENEFICIAL OWNER	OWNERSHIP(1)	OF CLASS
John A. Delaney	12,891	*
J. Dix Druce Jr.	19,909	*
Luke E. Fichthorn III	149,106	*
William P. Foley II	10,588	*
Francis X. Knott	17,704	*
John D. Milton Jr.	304,001	*
Clarron E. Render	141,598	*
William H. Walton III	15,410	*

All Directors and	17,208,699	25.35%
Officers as a group (19 people)

*	Less than 1%

(1)	Except for shares noted in the footnotes below, the listed person has sole voting and investment power of shares listed by his name. The figures shown above include options to purchase the following number of shares that are exercisable within 60 days of October 31, 2007: Edward L. Baker – 180,282 shares, John D. Baker II – 180,282 shares; Thompson S. Baker II – 128,550 shares; A.R. Carpenter – 11,828 shares; John A. Delaney – 10,328 shares; J. Dix Druce, Jr. – 11,828 shares; Luke E. Fichthorn III – 11,828 shares; William P. Foley II – 8,328 shares; Francis X. Knott – 10,828 shares; John D. Milton, Jr. – 294,375 shares; Clarron E. Render – 114,175 shares; and William H. Walton III – 11,828 shares. The address of each listed person is c/o Florida Rock Industries, Inc., 155 East 21st Street, Jacksonville, Florida, 32206.

(2)	Edward L. Baker and John D. Baker II are the sole shareholders of all of the voting common stock (with shared voting power) of the general partner of Baker Holdings, L.P., which owns 11,150,080 shares of our common stock. Each of them holds a pecuniary interest in 3,716,693 shares owned by Baker Holdings, L.P., and each of them disclaims beneficial ownership of the shares owned by Baker Holdings, L.P., except to the extent of their pecuniary interest. In the table above, all of the shares owned by Baker Holdings, L.P. are included in the reported beneficial ownership of each of John D. Baker II and Edward L. Baker.

(3)	Edward L. Baker and John D. Baker II are trustees (with shared voting power) and income beneficiaries of the Cynthia L. Baker Trust, which owns 375,000 shares of our common stock. In the table above, all of the shares owned by the Cynthia L. Baker Trust are included in the reported beneficial ownership of each of Edward L. Baker and John D. Baker II, who disclaim beneficial ownership except to the extent of their pecuniary interest.

(4)	Includes (i) 408,369 shares held in trust for the benefit of children of John D. Baker II as to which Edward L. Baker has sole voting power and sole investment power but as to which he disclaims beneficial ownership; (ii) 164,892 shares in the Profit Sharing and Deferred Earnings Plan of the Company; and (iii) 10,228 shares held by the wife of Edward L. Baker as to which he disclaims any beneficial interest.

(5)	Includes for John D. Baker II 135,000 shares held in a trust administered by an independent trustee for the benefit of his spouse and children. The beneficial ownership total shown for John D. Baker II does not include an aggregate of 408,369 shares held by certain trusts that are administered by Edward L. Baker, as trustee, for the benefit of John D. Baker II’s children. Both Edward L. Baker and John D. Baker II disclaim beneficial ownership of these shares.

(6)	The Thompson S. Baker Living Trust owns 5,832 shares, as to which Edward L. Baker and John D. Baker II have shared voting and dispositive powers. The table attributes to each of Edward L. Baker and John D. Baker II all of the shares owned by the Thompson S. Baker Living Trust. Each of Edward L. Baker and John D. Baker II disclaim beneficial ownership of such shares except to the extent of their pecuniary interest.

(7)	Includes 42,315 shares owned by his wife’s living trust and 1,575 shares owned by his wife as to which John D. Baker II disclaims any beneficial interest.

(8)	Includes 45,904 shares owned by the wife and three minor children of Thompson S. Baker II, as to which Thompson S. Baker II disclaims any beneficial interest.
CHANGES IN CONTROL
The Merger Agreement
     On February 19, 2007, Vulcan Materials Company, a New Jersey corporation (“Vulcan Materials”), the Company, Virginia Holdco, Inc., a New Jersey corporation and wholly owned subsidiary of Vulcan Materials (“Holdco”), Virginia Merger Sub, Inc., a New Jersey corporation and wholly owned subsidiary of Holdco (“Virginia Merger Sub”), and Fresno Merger Sub, Inc., a Florida corporation and wholly owned subsidiary of Holdco (“Fresno Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), as amended on April 9, 2007, pursuant to which, subject to the satisfaction or waiver of the conditions therein, (i) Fresno Merger Sub will merge with and into Florida Rock (the “Florida Rock Merger”), with Florida Rock surviving such merger as the surviving corporation, and (ii) Virginia Merger Sub will merge with and into Vulcan Materials (the “Vulcan Merger”, and together with the Florida Rock Merger, the “Mergers”), with Vulcan Materials surviving such merger as the surviving corporation.
     Upon the consummation of the Mergers, (i) Florida Rock will become a wholly owned subsidiary of Holdco (which will be renamed “Vulcan Materials Company”), (ii) Vulcan Materials will become a wholly owned subsidiary of Holdco and will be renamed “Legacy Vulcan Corp.,” (iii) each share of Florida Rock common stock issued and outstanding immediately prior to the consummation of the Mergers will, at the election of the holder thereof and subject to pro-ration as described in the following paragraph, be converted into the right to receive (x) $67.00 in cash (the “Cash Consideration”) or (y) 0.63 of a share of common stock of Holdco (the “Stock Consideration”), and (iv) each share of Vulcan Materials common stock will be automatically converted into one share of Holdco common stock.
     The Merger Agreement provides that, in the aggregate, 70% of the Florida Rock common stock issued and outstanding immediately prior to the consummation of the Mergers will be converted into the right to receive the Cash Consideration and 30% of the Florida Rock common stock issued and outstanding immediately prior to the consummation of the Mergers will be converted into the right to receive the Stock Consideration. In the event that the Cash Consideration or Stock Consideration is oversubscribed, the undersubscribed form of consideration will be payable to holders not making any election, and the consideration payable to holders electing to receive the more popular form of consideration will be ratably adjusted.
     The Florida Rock Merger was approved by the Florida Rock shareholders at a special meeting on August 14, 2007.

     In connection with the Mergers, Vulcan Materials entered into a support agreement (the “Support Agreement”) with certain members and affiliates of the Baker family, pursuant to which such members and affiliates agreed to vote certain of their shares of Florida Rock common stock in favor of the Florida Rock Merger and to elect to receive Stock Consideration with respect to certain of those shares. Vulcan Materials, Holdco and certain members and affiliates of the Baker family also entered into a shareholders agreement, to be effective following the closing of the Mergers, in which such members and the affiliates of the Baker family agreed, among other things, for a specified period following the closing not to transfer any beneficially owned shares of Holdco common stock received in the Mergers to a third party and certain other limitations on transfer and voting.
EQUITY COMPENSATION PLAN TABLE
The following table summarizes certain information concerning our equity compensation plans:

	Number of securities		Number of securities
	to be issued upon		available for future
	exercise of	Weighted average	issuance under equity
	outstanding	exercise price of	compensation plans
	options, warrants	outstanding options,	(excluding securities
Plan Category	and rights-	warrants and rights	reflected in column)
Equity compensation plans approved by security holders	2,268,455	$29.71	605,000

Equity compensation plans not approved by security holders	—	—	—

Total	2,268,455	$29.71	605,000
For additional information, see note 10 of the Notes of Consolidated Financial Statements in Item 8 of this Form 10-K.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Florida Rock Merger with Vulcan Materials Company
     On February 19, 2007, Vulcan Materials Company, a New Jersey corporation (“Vulcan Materials”), the Company, Virginia Holdco, Inc., a New Jersey corporation and wholly owned subsidiary of Vulcan Materials (“Holdco”), Virginia Merger Sub, Inc., a New Jersey corporation and wholly owned subsidiary of Holdco (“Virginia Merger Sub”), and Fresno Merger Sub, Inc., a Florida corporation and wholly owned subsidiary of Holdco (“Fresno Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), as amended on April 9, 2007, pursuant to which, subject to the satisfaction or waiver of the conditions therein, (i) Fresno Merger Sub will merge with and into Florida Rock (the “Florida Rock Merger”), with Florida Rock surviving such merger as the surviving corporation, and (ii) Virginia Merger Sub will merge with and into Vulcan Materials (the “Vulcan Merger,” and together with the Florida Rock Merger, the “Mergers”), with Vulcan Materials surviving such merger as the surviving corporation.
     Upon the consummation of the Mergers, (i) Florida Rock will become a wholly owned subsidiary of Holdco (which will be renamed “Vulcan Materials Company”), (ii) Vulcan Materials will become a wholly owned subsidiary of Holdco and will be renamed “Legacy Vulcan Corp.,” (iii) each share of Florida Rock common stock issued and outstanding immediately prior to the consummation of the Mergers will, at the election of the holder thereof and subject to pro-ration as described in the following paragraph, be converted into the right to receive (x) $67.00 in cash (the “Cash Consideration”) or (y) 0.63 of a share of common stock of Holdco (the “Stock Consideration”), with a total value of approximately $4.6 billion, and (iv) each share of Vulcan Materials common stock will be automatically converted into one share of Holdco common stock.
     The Merger Agreement provides that, in the aggregate, 70% of the Florida Rock common stock issued and outstanding immediately prior to the consummation of the Mergers will be converted into the right to receive the Cash Consideration and 30% of the Florida Rock common stock issued and outstanding immediately prior to the consummation of the Mergers will be converted into the right to receive the Stock Consideration. In the event that the Cash Consideration or Stock Consideration is oversubscribed, the undersubscribed form of consideration will be payable to holders not making any election, and the consideration payable to holders electing to receive the more popular form of consideration will be ratably adjusted.
     Interests of Florida Rock Directors and Executive Officers
     Members of the Florida Rock board of directors and members of Florida Rock’s executive management have the following relationships, agreements or arrangements that provide them with interests in the Florida Rock Merger.
     Florida Rock Director and Executive Officer Common Stock Ownership. The table and notes setting forth the beneficial ownership of Florida Rock common stock by Florida Rock’s directors and executive officers and by all directors and officers as a group as of October 31, 2007 set forth under the caption “Common Stock Ownership by Directors and Officers” in Item 12 of this Form 10-K is incorporated herein by reference.
     Florida Rock Director and Executive Officer Stock Options.  Effective October 15, 2007, all outstanding options to purchase shares of Florida Rock common stock that were unexercisable became vested and fully exercisable. Therefore, the options held by our directors and officers shown below under the unexercisable column became immediately exercisable as of October 15, 2007. Options not exercised prior to the effective time of the Florida Rock Merger shall be converted into the right to receive an amount, per optioned share, equal to $67.00, without interest, minus the applicable exercise price for the optioned share.
     The following table sets forth information regarding outstanding stock options that have been issued to Florida Rock’s directors and executive officers as of October 14, 2007.

Shares Underlying Options					Unrealized Value(1)
	Exercisable		Unexercisable
				Weighted
	Number		Number	Average
Name and	of	Exercise	of	Exercise	Exercisable	Unexercisable
Title	Shares	Price	Shares	Price	Options	Options	Total
Edward L. Baker Chairman	122,532	$18.53	57,750	$36.61	$5,939,219	$1,754,978	$7,694,196

John D. Baker II President, CEO and Director	122,532	$18.53	57,750	$36.61	$5,939,219	$1,754,978	$7,694,196

Thompson S. Baker II President, Aggregates Group and Director	81,550	$19.95	47,000	$37.07	$3,837,017	$1,406,805	$5,243,822

Shares Underlying Options					Unrealized Value(1)
	Exercisable		Unexercisable
				Weighted
	Number		Number	Average
Name and	of	Exercise	of	Exercise	Exercisable	Unexercisable
Title	Shares	Price	Shares	Price	Options	Options	Total
John D. Milton, Jr. Executive Vice President, Treasurer, CFO and Director	246,250	$13.95	48,125	$36.61	$13,063,200	$1,462,481	$14,525,681

George J. Hossenlopp	39,500	$25.12	38,500	$36.61	$1,654,185	$1,169,985	$2,824,170
President, Southern Concrete Group

Clarron E. Render, Jr. President, Northern Concrete Group	76,175	$19.13	38,000	$36.52	$3,646,175	$1,158,090	$4,804,265

Wallace A. Patzke, Jr. Vice President, Controller and Chief Accounting Officer	12,400	$27.29	17,000	$37.63	$492,408	$499,290	$991,698

H. W. Walton Vice President, Environmental, Safety, Health and Organizational Development	11,828	$0	17,000	$37.63	$228,168	$0	$727,458

Scott L. McCaleb Vice President, Corporate Development	0	$0	19,250	$36.61	$0	$584,993	$584,993

Michael P. Oates Vice President, Human Resources	7,900	$36.15	14,600	$41.86	$243,738	$367,092	$610,830

Barbara C. Johnston Secretary and General Counsel	2,000	$37.68	12,000	$39.52	$58,640	$329,720	$388,360

John W. Green Assistant Secretary	21,407	$18.14	9,625	$36.61	$1,045,847	$292,496	$1,338,344

Alvin R. Carpenter Director	11,828	$47.71	0	$—	$228,168	$0	$228,168

John A. Delaney Director	10,328	$48.99	0	$—	$185,973	$0	$185,973

Shares Underlying Options					Unrealized Value(1)
	Exercisable		Unexercisable
				Weighted
	Number		Number	Average
Name and	of	Exercise	of	Exercise	Exercisable	Unexercisable
Title	Shares	Price	Shares	Price	Options	Options	Total
J. Dix Druce, Jr. Director	11,828	$47.71	0	$—	$228,168	$0	$228,168

Luke E. Fichthorn III Director	11,828	$47.71	0	$—	$228,168	$0	$228,168

William P. Foley II Director	8,328	$46.79	0	$—	$168,333	$0	$168,333

Francis X. Knott Director	10,828	$47.34	0	$—	$212,838	$0	$212,838

William H. Walton, III Director	11,828	$47.71	0	$—	$228,178	$0	$228,178

(1)	Calculated based on the assumption that the director or officer will receive $67.00 per share minus the exercise price upon consummation of the Florida Rock Merger (without giving effect to any tax withholding).
     Management Security Plan.  All of Florida Rock’s executive officers, excluding John D. Milton, Jr., Barbara C. Johnston, Michael P. Oates and H.W. Walton, participate in Florida Rock’s Management Security Plan which provides for annual payments to participants (or their beneficiaries) for a period of years following their retirement or death. In connection with the Florida Rock Merger, Florida Rock will amend its plan to provide that (i) the benefits of MSP Plan participants shall vest in full upon the closing of the Merger, and (ii) on January 1, 2008, Florida Rock will make a lump sum payment to such MSP Plan participants in an amount equal to the present value of such vested benefits (determined using reasonable actuarial assumptions and discount factors and subject to reduction to the extent such payments would be nondeductible under Section 280G of the Internal Revenue Code). In addition, Florida Rock will modify its supplemental executive retirement arrangement with John D. Milton, Jr. to provide for a lump sum payment to Mr. Milton of the benefit on January 1, 2008, and to calculate the benefit based on both full and partial calendar years. The benefit paid to Mr. Milton will be equal to $50,000, multiplied by the number of full and partial years contained in the period from January 1, 2004 to the closing date, plus an interest accrual of 6.5% per year. Each of the modifications described above was approved by the Compensation Committee of Florida Rock’s board of directors.
     Severance Benefits to Executive Officers.  Under the terms of the Merger Agreement, certain executive officers, including John D. Milton, Jr., will be eligible to receive severance benefits in an amount equal to two times the executive’s base salary (subject to reduction to the extent that any payment would be nondeductible under Section 280G of the Internal Revenue Code) if, during the two years after the closing date of the Mergers, Holdco terminates the executive other than for “cause” or the executive resigns for “good reason.” Mr. Milton is expected to receive approximately $955,000. None of the other named executive officers are entitled to such severance benefits. Executive officers who participate in the Management Security Plan are not eligible to receive severance benefits. Cause is generally defined as (i) conviction for commission of a felony, (ii) willful misconduct or gross negligence or material violation of policy resulting in material harm to Holdco, (iii) the repeated and continued failure by the executive to carry out, in all material respects, Holdco’s reasonable and lawful directions, or (iv) fraud, embezzlement, theft or material dishonesty. Good reason is generally defined as (i) a material reduction in compensation or benefits, (ii) a requirement that the executive relocate, or (iii) any material diminution in the executive’s duties, responsibilities, reporting obligations, title or authority. The Compensation Committee of Florida Rock’s board of directors has approved these severance arrangements.

     Indemnification and Insurance.  The Merger Agreement provides that, upon completion of the Mergers, Holdco will, to the fullest extent permitted by law, indemnify and hold harmless, and provide advancement of expenses to, all past and present officers, directors and employees of Florida Rock and its subsidiaries. Florida Rock has entered into indemnification agreements with each of its directors and officers that require Florida Rock to indemnify and advance expenses to such indemnitees to the fullest extent permitted by Florida law.
     In addition, as provided by the Merger Agreement, Florida Rock has purchased a six year run-off directors’ and officers’ liability insurance policy with respect to claims arising from facts or events that occurred on or before the completion of the Mergers.
     Holdco Director and Management Positions.  On the day following day following the completion of the Mergers, the board of directors of Holdco will be expanded to include John D. Baker II, a director and the President and CEO of Florida Rock. Mr. Baker will be compensated in accordance with Holdco’s compensation arrangements with its non-employee directors. Thompson S. Baker II, a director of Florida Rock and currently Vice President of Florida Rock, is expected to become the President of the Florida Rock division of Holdco. The terms of Mr. Thompson Baker’s employment have not yet been established.
     Interests of Certain Shareholders
     Certain shareholders of Florida Rock have the following relationships, agreements or arrangements that provide them with interests in the Florida Rock Merger.
     Interests of the Baker Shareholders.  On February 19, 2007, in connection with the execution of the Merger Agreement, Baker Holdings, L.P., Edward L. Baker Living Trust, Edward L. Baker, John D. Baker II Living Trust and Anne D. Baker Living Trust (collectively, the “Baker Shareholders”) entered into a support agreement with Vulcan. The Baker Shareholders (except for the Anne D. Baker Living Trust) are controlled, directly or indirectly, by Edward L. Baker, Florida Rock’s Chairman, and John D. Baker II, Florida Rock’s President and CEO.
     Pursuant to the support agreement, the Baker Shareholders agreed (1) to vote shares of Florida Rock common stock representing approximately 9.9% of the outstanding shares of Florida Rock (hereinafter referred to as the “specified shares”) in favor of the approval of the Merger Agreement at the Florida Rock shareholders meeting and against any other transaction that could reasonably be expected to prevent, impede, interfere with, delay, postpone or adversely affect the Mergers and (2) to irrevocably elect to receive Holdco common stock in exchange for Florida Rock common shares representing approximately 30% of the Florida Rock common stock beneficially owned by Edward L. Baker, John D. Baker, II and Baker Holdings, L.P. in the Florida Rock Merger, subject to proration like all Florida Rock shareholders.
     The Baker Shareholders have also agreed not to transfer or otherwise dispose of the specified shares until the termination of the support agreement. The support agreement terminates upon the earlier to occur of the termination of the Merger Agreement or the effective date of the Mergers.
     As of October 31, 2007, the Baker Shareholders beneficially owned approximately 23.4% of the outstanding shares of Florida Rock common stock.
     Shareholders Agreement.  On February 19, 2007, in connection with the execution of the Merger Agreement, the Baker Shareholders entered into a shareholders agreement with Vulcan and Holdco. Pursuant to the shareholders agreement, each Baker Shareholder agreed not to transfer any shares of Holdco common stock owned by such Baker Shareholder during a restrictive period, other than to certain permitted transferees. Generally, the restrictive period for each Baker Shareholder is three years, beginning on the effective date of the Mergers; however, (i) solely with respect to John D. Baker, II, Florida Rock’s President and CEO, this restrictive period will extend for as long as he serves on the board of directors of Holdco, (ii) solely with respect to Edward L. Baker, Florida Rock’s Chairman, this restrictive period will terminate early upon his death and (iii) with respect to each Baker Shareholder, this restrictive period will terminate upon a “change of control” of Holdco, as defined in the stock option plan of Holdco.
     Subject to limited exceptions, each Baker Shareholder also agreed, for a period of five years following the expiration of the restrictive period applicable to it (provided that the five-year period will terminate earlier at any time the Baker Shareholders and their affiliates own less than one percent of the outstanding shares of Holdco), to transfer any shares of Holdco common stock owned by such Baker Shareholder only if the transfer complies with applicable securities laws and (i) is to a permitted transferee, or (ii) such transfer complies with the “right of first refusal” procedures described below.
     The shareholders agreement provides Holdco a right of first refusal which, during the period described in the paragraph above, requires each Baker Shareholder to give advance notice to Holdco of its desire to sell any shares of Holdco common stock. Following receipt of such notice, Holdco will have three business days to notify such Baker Shareholder stating whether Holdco will elect to purchase any shares. In the event Holdco does not elect to purchase all of the offered shares, the shares not purchased by Holdco may be sold by such Baker Shareholder in a broker transaction on the open market, subject to the same volume limitations as would be applicable to sales by an affiliate under Rule 144 of the Securities Act.
     Each Baker Shareholder also agreed, until the expiration of the restrictive period applicable to it, to (i) vote its shares of Holdco common stock consistent with the recommendations of the Holdco board of directors, and (ii) not tender its shares of Holdco common stock in any tender offer opposed by the Holdco board of directors.
     The shareholders agreement will automatically terminate if the Merger Agreement is terminated.
     Sale of Property.  Subject to the approval of the independent directors of Florida Rock, the Merger Agreement permits, but does not require, Florida Rock to sell to Edward L. Baker and John D. Baker II (or their designee) certain property owned by a subsidiary of Florida Rock consisting of approximately 6,300 acres located in Suwannee and Columbia counties, Florida. This property contains a hunting lodge which Florida Rock currently uses for business entertainment purposes. The sale would take place within thirty (30) days following the effective time of the Florida Rock Merger. The purchase price for this property will be equal to $24,000,000, the average of two independent appraisals prepared by appraisers chosen by the independent directors of Florida Rock (and approved by Vulcan) and may be paid either in cash or Florida Rock common stock.
Patriot Transportation Holding, Inc.
     Four of Florida Rock’s directors (Edward L. Baker, John D. Baker II, Thompson S. Baker II and Luke E. Fichthorn III) also are directors of Patriot Transportation Holding, Inc. (“Patriot”). Mr. Edward L. Baker serves as Chairman of both Florida Rock and Patriot. The four directors beneficially own approximately 45.9% of the common stock of Patriot. Florida Rock and a subsidiary of Patriot have established a joint venture to develop approximately 4,300 acres of land near Brooksville, Florida.

     Joint Venture
     On October 4, 2006, we entered into a Joint Venture Agreement with a subsidiary of Patriot (“FRP”). The Joint Venture Agreement establishes a real estate joint venture to develop approximately 4,300 acres of land near Brooksville, Florida. Under the terms of the joint venture, FRP contributed its fee interest in approximately 3,500 acres that we leased from FRP under a long-term mining lease. We will continue to mine the property and pay royalties to FRP for as long as mining does not interfere with the development of the property.
     We contributed 553 acres that we owned as well as our leasehold interest in the 3,500 acres that we leased from FRP. We also contributed a 288 acre parcel that we acquired in 2006 in contemplation of the development, and FRP reimbursed us for half of the acquisition cost (about $3 million) of that second parcel. We will jointly control the joint venture with FRP, and we will each have a mandatory obligation to fund additional capital contributions of up to $2 million. Distributions will also be made on a 50-50 basis.
     The property does not yet have the necessary entitlements for real estate development. Approval to develop real property in Florida entails an extensive entitlement process involving multiple and overlapping regulatory jurisdictions and the outcome is inherently uncertain. We expect that the entitlement process may take several years to complete.
     In connection with the Joint Venture, we also amended and extended certain lease agreements with FRP on our corporate headquarters in Jacksonville, Florida, and the Grandin, Astatula and Marion Sand mining properties, also in Florida.
     The Florida Rock Merger will trigger a provision in the joint venture agreement which will give Patriot the right to exercise a put/call option by giving written notice to Florida Rock within 120 days after the closing of the Florida Rock Merger, specifying a purchase/sale price. Upon receipt of the notice, Florida Rock may (i) elect to purchase the joint venture interest of Patriot’s subsidiary at the buy/sell price, (ii) elect to sell Florida Rock’s joint venture interest to Patriot’s subsidiary at the specified price, or (iii) make no election, in which case Florida Rock shall be deemed to have elected to purchase the joint venture interest of Patriot’s subsidiary at the specified price. Patriot’s subsidiary also leases a number of mining properties to Florida Rock under agreements that will be unaffected by the Mergers.
     Amendment to Mining Lease
     The Company and Florida Rock Properties, Inc., a wholly owned subsidiary of Patriot Transportation, Inc., entered into a First Modification of Mining Lease Agreement dated as of April 1, 2007 (the “Lease Modification Agreement”). Pursuant to the Lease Modification Agreement, the parties agreed to permit the mining of the leased property and certain adjacent property under one mining plan, permitting a more efficient recovery of granite reserves on the parties’ respective lands. The parties agreed to allocate royalties among the landlords and to reduce the royalty paid by the Company to the landlord under the Mining Lease so long as the lease of the adjacent property remains in effect.
     Transportation and Leasing Services
     Patriot routinely hauls petroleum products, cement, construction aggregates and other products for us. Patriot has numerous hauling competitors at all terminal and plant sites and the rates charged are, accordingly, established by competitive conditions.
     We also lease from FRP certain construction aggregates mining sites and other properties, including our principal offices. We paid rents, royalties and transportation services to subsidiaries of Patriot totaling $8,760,000 in fiscal 2007.

     Administrative Services
     We provide certain administrative and property management services to Patriot. We charged Patriot $207,000 for these services in fiscal 2007.
Consulting Arrangement
     Mr. Fichthorn, a director of Florida Rock, provides us with financial consulting and other services on an ongoing basis for which he receives $60,000 per year.
Policies and Procedures
     The Corporate Governance and Nominating Committee of the Board of Directors is responsible for reviewing and approving all material transactions with any related party. This responsibility is set forth in writing in our Corporate Governance and Nominating Committee Charter, a copy of which charter is available at www.flarock.com under Investor Relations – Corporate Governance Documents. In certain cases, transactions have been approved by a committee consisting of all Independent Directors. Related parties include any of our directors or executive officers, certain of our shareholders and their immediate family members.
     To identify related party transactions, each year, we submit and require our directors and officers to complete Director and Officer Questionnaires identifying any transactions with us in which the officer or director or their family members have an interest. We review related party transactions due to the potential for a conflict of interest. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with our interests. Our Code of Business Conduct and Ethics requires all directors, officers and employees who may have a potential or apparent conflict of interest to immediately notify our General Counsel.
     We expect our directors, officers and employees to act and make decisions that are in our best interests and encourage them to avoid situations which present a conflict between our interests and their own personal interests. Our directors, officers and employees are prohibited from taking any action that may make it difficult for them to perform their duties, responsibilities and services to Florida Rock in an objective and fair manner. In addition, we are strictly prohibited from extending personal loans to, or guaranteeing the personal obligations of, any director or officer. Exceptions are only permitted in the reasonable discretion of the Board of Directors or the Corporate Governance and Nominating Committee.
     A copy of our Code of Business Conduct and Ethics is available at www.flarock.com under Investor Relations – Corporate Governance Documents.
Standards of Board Independence
     Edward L. Baker, John D. Baker II, Thompson S. Baker II, A.R. Carpenter, John A. Delaney, J. Dix Druce, Jr., Luke E. Fichthorn, III, William P. Foley, II, Francis X. Knott, John D. Milton, Jr. and William H. Walton III currently sit on our Board of Directors. Robert P. Crozer was a member of the Board during fiscal 2007 until his death on July 22, 2007. Pursuant to The New York Stock Exchange listing standards, our Board of Directors has adopted a formal set of categorical Standards of Board Independence. In accordance with these Standards, a director must be determined to have no material relationship with the Company other than as a director. The Standards specify the criteria by which the independence of our directors will be determined, including strict guidelines for directors and their immediate families with respect to past employment or affiliation with Florida Rock or its independent registered public accounting firm.

     The Standards also prohibit Audit Committee members from having any direct or indirect financial relationship with Florida Rock, and restrict both commercial and not-for-profit relationships of all directors with Florida Rock. Directors may not be given personal loans or extensions of credit by Florida Rock, and all directors are required to deal at arm’s length with Florida Rock and its subsidiaries and to disclose any circumstance that might be perceived as a conflict of interest.
     The Standards of Board Independence meet and in some areas exceed the listing standards of The New York Stock Exchange. The Board’s Standards of Board Independence are available on our Web site at www.flarock.com under Investor Relations – Corporate Governance Documents.
     In accordance with these Standards, the Board undertook its annual review of the independence of its directors. During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and Florida Rock (and its subsidiaries and affiliates). The Board also considered whether there were any transactions or relationships between directors or any member of their immediate family (or any entity of which a director or an immediate family member is an executive officer, general partner or significant equity holder). As provided in the Standards of Board Independence, the purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.
     As a result of this review, the Board affirmatively determined that the following directors are independent of the Company and its management under the standards set forth in the Standards of Board Independence:

A. R. Carpenter	William P. Foley II
John A. Delaney	Francis X. Knott
J. Dix Druce, Jr.	William H. Walton III
     In making these determinations, the Board considered that in the ordinary course of business, transactions may occur between Florida Rock and other companies at which some of our directors are or have been officers. In each case, the amount of transactions from these companies in each of the last three years did not approach the thresholds set forth in the Standards of Board Independence. The Board also considered charitable contributions to not-for-profit organizations of which our directors or immediate family members are executive officers, none of which approached the levels set forth in our Standards of Board Independence.
     The Board has eleven directors and the following four committees: the Audit Committee, the Compensation Committee, the Corporate Governance and Nominating Committee and the Executive Committee. The following chart shows the composition of the committees of the Board of Directors during fiscal year 2007. Except for the Executive Committee, each of the committees of the Board is composed exclusively of independent directors.

Corporate
Governance
and
Director	Audit	Compensation	Nominating	Executive
Edward L. Baker				X	*
John D. Baker II				X
A.R. Carpenter	X		X *
Robert P. Crozer			X **

Corporate
Governance
and
Director	Audit		Compensation		Nominating	Executive
John A. Delaney			X	*
J. Dix Druce Jr.	X	*			X
William P. Foley II			X
Francis X. Knott	X
John D. Milton Jr.						X
William H. Walton III			X
Fiscal 2007 Meetings	11		4		2	0

X	–	Committee Member

*	–	Committee Chair

**		Mr. Crozer served on the Corporate Governance and Nominating Committee until his death on July 22, 2007.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Audit and Non-Audit Fees
     The following table presents fees for professional audit services rendered by KPMG for the audit of the Company’s financial statements for the fiscal years ended September 30, 2007 and September 30, 2006, and fees billed by KPMG for other services during those periods.

Service Provided	Fiscal 2007	Fiscal 2006
Audit fees(1)
Integrated Audit	$1,612,137	$1,309,850
Consents	100,000	0
Comfort Letter	$157,000	0
Accounting consultation	48,559	31,600

Total Audit Fees	$1,917,696	1,341,450

Audit related fees(2)
Employee benefit plans	77,000	52,000
Procedures regarding sale of interest in joint venture	0	10,000

Total audit related fees	77,000	62,000

Tax Fees(3)
Compliance (federal and state returns) and research	176,128	129,500

Total tax fees	176,128	129,500

All Other Fees
Accounting Research Online annual subscription	1,500	1,500

Total Fees	$2,172,324	$1,534,450

(1)	Audit fees consisted of audit work performed in the preparation of the financial statements and in the assessment of internal controls over financial reporting, as well as work that generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

(2)	Audit related fees consisted principally of audits of employee benefit plans and procedures relating to the sale of interest in a joint venture.

(3)	Tax fees consisted principally of assistance related to federal and state tax compliance and reporting.
Pre-Approval of Audit and Non-Audit Services
     Under the Audit Committee Charter, the Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent auditor, subject to the de minimus exceptions for non-audit services described under the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee pre-approved all audit services, audit-related services and tax review, compliance and planning services performed for the Company by KPMG with respect to fiscal year 2007.
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)(1) and (2)Financial Statements and Financial Statement Schedule.

Consolidated Financial Statements:
Consolidated balance sheets at September 30, 2007 and 2006

For the years ended September 30, 2007, 2006 and 2005:
Consolidated statements of income
Consolidated statements of shareholders’ equity and comprehensive income
Consolidated statements of cash flows

Notes to consolidated financial statements

Reports of Independent Registered Public Accounting Firm

Selected quarterly financial data (unaudited)

Consent of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Consolidated Financial Statement Schedule:

II — Valuation and qualifying accounts
All other financial statement schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the footnotes to the consolidated financial statements.
     (3) Exhibits
The response to this item is submitted as a separate section. See Exhibit Index on pages 101 through 104 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Florida Rock Industries, Inc:
Under date of November 16, 2007 we reported on the consolidated balance sheets of Florida Rock Industries, Inc. and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule incorporated in the Form 10-K by reference. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
KPMG LLP
Jacksonville, Florida
Certified Public Accountants
November 16, 2007

—

FLORIDA ROCK INDUSTRIES, INC.
SCHEDULE II (CONSOLIDATED) – VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2007, 2006, AND 2005

		Additions
	Balance at	Charged to	Charged			Balance
	Beginning	Costs and	to Other			at End
Description	of Year	Expenses	Accounts		Deductions	of Year
Year ended September 30, 2007:

Allowance for doubtful accounts	$2,529,541	656,507			(611,589)[a]	2,574,459

Accrued risk insurance	$22,522,519	6,941,731			(9,430,709)[b]	20,033,541

Asset retirement obligations	$13,511,436	267,230	1,402,619	[d]	(1,642,518)[b]	13,538,767

Year ended September 30, 2006:

Allowance for doubtful accounts	$2,300,603	272,717			(43,779)[a]	2,529,541

Accrued risk insurance reserve	$19,083,666	11,390,921			(7,952,068)[b]	22,522,519

Asset retirement obligations	$9,059,644	1,137,537	3,795,893	[d]	(481,638)[b]	13,511,436

Year ended September 30, 2005:

Allowance for Doubtful accounts	$2,554,502	257,747			(511,646)[a]	2,300,603

Accrued risk insurance reserves	$17,066,925	9,639,096			(7,622,355)[b]	19,083,666

Asset retirement obligations(d)	$9,033,478	404,135	1,735,965	[d]	(2,113,934)[b]	9,059,644

a)	Accounts written off less recoveries

b)	Payments

c)	Adjustment due to finalization of the purchase price allocation.

d)	New obligations established.

—

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVEMBER 16, 2007	FLORIDA ROCK INDUSTRIES, INC.

	By	JOHN D. BAKER II John D. Baker II
President and Chief
Executive Officer

	By	JOHN D. MILTON, JR. John D. Milton, Jr.
Executive Vice President
Treasurer and Chief
Financial Officer

	By	WALLACE A. PATZKE, JR. Wallace A. Patzke, Jr.
Vice President, Controller
and Chief Accounting
Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 16, 2007.

JOHN D. BAKER II John D. Baker II	J. DIX DRUCE, JR. J. Dix Druce, Jr.
Director, President and Chief	Director
Executive Officer
(Principal Executive Officer)	LUKE E. FICHTHORN, III Luke E. Fichthorn, III
JOHN D. MILTON, JR. John D. Milton, Jr.	Director
Executive Vice President, Treasurer and Chief Financial Officer	EDWARD L. BAKER Edward L. Baker
(Principal Financial Officer)	Director

WALLACE A. PATZKE, JR. Wallace A. Patzke, Jr.	THOMPSON S. BAKER, II Thompson S. Baker, II
Vice President, Controller and	Director
Chief Accounting Officer
(Principal Accounting Officer)	WILLIAM H. WALTON, III William H. Walton, III
FRANCIS X. KNOTT Francis X. Knott	Director
Director	JOHN A. DELANEY John A. Delaney
ALVIN R. CARPENTER Alvin R. Carpenter	Director
Director

WILLIAM P. FOLEY II William P. Foley, II
Director

FLORIDA ROCK INDUSTRIES, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007
EXHIBIT INDEX
[Item 14(a)(3)]

(2)	Agreement and Plan of Merger, dated as of February 19, 2007, by and among Vulcan Materials Company, Florida Rock Industries, Inc., Virginia Holdco, Inc., Virginia Merger Sub, Inc. and Fresno Merger Sub, Inc. as amended by Amendment No. 1 dated as of April 9, 2007, incorporated by reference to an exhibit to the Definitive Proxy Statement filed on July 17, 2007. File No. 1-7159.

(3)(a)(1)	Restated Articles of Incorporation of Florida Rock Industries, Inc., filed with the Secretary of State of Florida on May 9, 1986, incorporated by reference to an exhibit previously filed with Form 10-Q for the quarter ended December 31, 1986. File No. 1-7159.

(3)(a)(2)	Amendment to the Articles of Incorporation of Florida Rock Industries, Inc. filed with the Secretary of State of Florida on February 19, 1992, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 1-7159.

(3)(a)(3)	Amendments to the Articles of Incorporation of Florida Rock Industries, Inc. filed with the Secretary of State of Florida on February 7, 1995, incorporated by reference to an appendix to the Company’s Proxy Statement dated December 15, 1994. File No. 1-7159.

(3)(a)(4)	Amendment to the Articles of Incorporation of Florida Rock Industries, Inc. filed with the Secretary of State of Florida on February 4, 1998, incorporated by reference to an exhibit previously filed with Form 10-Q for the quarter ended March 31, 1998. File No. 1-7159.

(3)(a)(5)	Amendment to the Articles of Incorporation of Florida Rock Industries, Inc. filed with the Secretary of State of Florida on May 6, 1999. A form of such amendment was previously filed as Exhibit 4 to the Company’s Form 8-K dated May 5, 1999 and is incorporated by reference herein. File No. 1-7159.

(3)(b)(1)	Restated Bylaws of Florida Rock Industries, Inc., adopted December 1, 1993, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 1-7159.

(3)(b)(2)	Amendment to the Bylaws of Florida Rock Industries, Inc. adopted October 5, 1994, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1994. File No. 1-7159.

(3)(b)(3)	Amendment to the Bylaws of Florida Rock Industries, Inc. adopted February 4, 1998, incorporated by reference to an exhibit previously filed with Form 10-Q for the quarter ended March 31, 1998. File No. 1-7159.

(3)(b)(4)	Amendment to the Bylaws of Florida Rock Industries, Inc. adopted December 5, 2001 incorporated by referenced to an exhibit previously filed with Form 10-Q for the quarter ended December 31, 2001. File No 1-7159.

(3)(b)(5)	Amendment to Bylaws of Florida Rock Industries Inc. adopted May 5, 2004 incorporated by reference to an exhibit previously filed with Form 10-Q for the quarter ended June 30, 2004. File No. 1-7159.

(4)(a)	Articles III, VII, and XIII of the Articles of Incorporation of Florida Rock Industries, Inc., incorporated by reference to exhibits previously filed with Form 10-Q for the quarter ended December 31, 1986 and Form 10-K for the fiscal year ended September 30, 1993. And Articles XIV and XV, incorporated by reference as appendix to the Company’s Proxy Statement dated December 15, 1994. File No. 1-7159.

(4)(b)	Credit Agreement dated as of May 27, 2004 among Florida Rock Industries, Inc.; Wachovia Bank, N.A.; Bank of America, N.A.; SunTrust Bank; Wachovia Capital Markets, LLC and Banc of America Securities, LLC incorporated by reference to an exhibit previously filed with Form 10-Q for the quarter ended June 30, 2004. File No. 1-7159.

(4)(d)	Rights Agreement, dated as of May 5, 1999 between the Company and First Union National Bank, incorporated by reference to Exhibit 4 to the Company’s Form 8-K dated May 5, 1999. File No. 1-7159.

(4)(e)	Amendment No. 1 to Rights Agreement, dated February 19, 2007, between Florida Rock Industries, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 20, 2007.

(10)(a)	Employment Agreement dated June 12, 1972 between Florida Rock Industries, Inc. and Charles J. Shepherdson, Sr. and form of Addendum thereto, incorporated by reference to an exhibit previously filed with Form S-1 dated June 29, 1972. File No. 2-44839

(10)(b)	Addendums dated April 3, 1974 and November 18, 1975 to Employment Agreement dated June 12, 1972 between Florida Rock Industries, Inc., and Charles J. Shepherdson, Sr., incorporate by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1975. File No. 1-7159.

(10)(c)	Amended Medical Reimbursement Plan of Florida Rock Industries, Inc., effective May 24, 1976, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1980. File No. 1-7159.

(10)(d)	Amendment No. 1 to Amended Medical Reimbursement Plan of Florida Rock Industries, Inc. effective July 16, 1976, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1980. File No. 1-7159

(10)(e)	Tax Service Reimbursement Plan of Florida Rock Industries, Inc. effective October 1, 1976, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1980. File No. 1-7159.

(10)(f)	Amendment No. 1 to Tax Service Reimbursement Plan of Florida Rock Industries, Inc., incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1981. File No. 1-7159.

(10)(g)	Amendment No. 2 to Tax Service Reimbursement Plan of Florida Rock Industries, Inc., incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1985. File No. 1-7159.

(10)(h)	Summary of Management Incentive Compensation Plan as amended effective October 1, 1992, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1993. File No. 1-7159.

(10)(i)	Florida Rock Industries, Inc. Management Security Plan, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 1985. File No. 1-7159.

(10)(j)	Various mining royalty agreements with Patriot or its subsidiary, none of which are presently believed to be material individually, but all of which may be material in the aggregate, incorporated by reference to exhibits previously filed with Form 10-K for the fiscal year ended September 30, 1986. File No. 1-7159.

(10)(k)	Florida Rock Industries, Inc. 1996 Stock Option Plan, incorporated by reference to an appendix to the Company’s Proxy Statement dated December 18, 1995. File No. 1-7159.

(10)(l)	Florida Rock Industries, Inc. 2000 Stock Option Plan, incorporated by reference to an exhibit previously filed with the Proxy Statement dated December 20, 2000. File No. 1-7159.

(10)(m)	Amendment to mining royalty agreement with Patriot or its subsidiary for Astatula, Florida dated October 4, 2006, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 2006. File No. 1-7159.

(10)(n)	Amendment to mining royalty agreement with Patriot or its subsidiary for Grandin, Florida dated October 4, 2006, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 2006. File No. 1-7159.

(10)(o)	Amendment to mining royalty agreement with Patriot or its subsidiary for Marion Sand dated October 4, 2006, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 2006. File No. 1-7159.

(10)(p)	Amendment to building lease with Patriot or its subsidiary for Jacksonville, Florida dated October 4, 2006, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 2006. File No. 1-7159.

(10)(q)	Brooksville Joint Venture Agreement with a subsidiary of Patriot dated October 4, 2006, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 2006. File No. 1-7159.

(10)(r)	Florida Rock Industries, Inc. Deferred Compensation Plan, incorporated by reference to an exhibit previously filed with Form 10-K for the fiscal year ended September 30, 2006. File No. 1-7159.

(11)	Computation of Earnings Per Common Share.

(14)	Financial Code of Ethical Conduct. Incorporated by reference to an Exhibit previously filed with the Form 10-K for the fiscal year ended September 30, 2003. File No. 1-7159.

(21)	Subsidiaries of the Company.

(23)	Consent of KPMG LLP.

(31)(a)	Certification of John D. Baker, II

(31)(b)	Certification of John D. Milton, Jr.

(31)(c)	Certification of Wallace A. Patzke, Jr.

(32)	Certification under Section 906 of Sarbanes-Oxley Act of 2002